Form 10-Q
period 2017-06-30
Biohaven Pharmaceutical Holding Co Ltd.
filed 2017-08-14
CIK 1689813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2017, the registrant had 35,930,698 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Current assets:
Cash	$204,290	$23,565
Restricted cash	—	67
Prepaid expenses and other current assets	4,326	403
Total current assets	208,616	24,035
Property and equipment, net	92	26
Deferred offering costs	—	134
Equity method investment (Note 5)	5,538	2,753
Restricted cash	—	60
Deferred tax assets	9	9
Total assets	$214,255	$27,017

Liabilities, Convertible Preferred Shares and Shareholders’ Equity (Deficit)

Current liabilities:
Notes payable, net of discount	$4,785	$4,216
Accounts payable	5,986	746
Accrued expenses	6,750	2,980
Total current liabilities	17,521	7,942
Warrant liability	3,863	780
Derivative liability	—	512
Contingent equity liability	—	18,938
Notes payable to related parties	—	595
Other long-term liabilities	19	13
Total liabilities	21,403	28,780
Commitments and contingencies (Note 14)
Series A convertible preferred shares, no par value, 0 and 11,242,172 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 0 and 4,948,369 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $0 and $45,976 as of June 30, 2017 and December 31, 2016, respectively	—	43,270
Shareholders’ equity (deficit):
Common shares, no par value; 200,000,000 and 38,000,000 shares authorized as of June 30, 2017 and December 31, 2016 , respectively; 35,930,698 and 13,088,500 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	310,635	19,944
Additional paid-in capital	14,866	10,479
Accumulated deficit	(132,649)	(75,456)
Total shareholders’ equity (deficit)	192,852	(45,033)
Total liabilities, convertible preferred shares and shareholders’ equity (deficit)	$214,255	$27,017

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$21,019	$5,722	$31,759	$8,092
General and administrative	4,199	1,124	7,956	1,737
Total operating expenses	25,218	6,846	39,715	9,829
Loss from operations	(25,218)	(6,846)	(39,715)	(9,829)
Other income (expense):
Interest expense	(362)	—	(667)	—
Change in fair value of warrant liability	(2,629)	—	(3,083)	—
Change in fair value of derivative liability	223	27	512	24
Change in fair value of contingent equity liability	(9,707)	—	(13,082)	—
Loss from equity method investment	(348)	—	(566)	—
Total other income (expense), net	(12,823)	27	(16,886)	24
Loss before provision for income taxes	(38,041)	(6,819)	(56,601)	(9,805)
Provision for income taxes	399	—	592	—
Net loss and comprehensive loss	(38,440)	(6,819)	(57,193)	(9,805)
Net (income) loss attributable to non-controlling interests	—	(16)	—	19
Accretion of beneficial conversion feature on Series A preferred shares	(8,006)	—	(12,006)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(46,446)	$(6,835)	$(69,199)	$(9,786)

Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(1.78)	$(0.55)	$(3.54)	$(0.81)
Weighted average common shares outstanding—basic and diluted	26,038,192	12,507,956	19,563,525	12,142,192

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Series A Convertible				Additional		Total
	Preferred Shares		Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2016	4,948,369	$43,270	13,088,500	$19,944	$10,479	$(75,456)	$(45,033)
Issuance of Series A preferred shares, net of offering costs of $1,334	4,305,182	38,666	—	—	—	—	—
Issuance of Series A preferred shares as payment of offering costs	105,009	—	—	—	—	—	—
Beneficial conversion feature on Series A preferred shares	—	(12,006)	—	—	12,006	—	12,006
Accretion of beneficial conversion feature on Series A preferred shares	—	12,006	—	—	(12,006)	—	(12,006)
Issuance of common shares as payment for equity investment (Note 5)	—	—	32,500	352	—		352
Conversion of convertible preferred shares to common shares	(9,358,560)	(81,936)	9,358,560	81,936	—	—	81,936
Issuance of common shares in settlement of contingent equity liability	—	—	1,883,523	32,020	—	—	32,020
Issuance of common shares upon completion of initial public offering, net of offering costs	—	—	11,385,000	176,128	—	—	176,128
Issuance of common share warrant as consideration for services	—	—	—	—	93	—	93
Exercise of stock options	—	—	182,615	255	(255)	—	—
Share-based compensation expense	—	—	—	—	4,549	—	4,549
Net loss	—	—	—	—	—	(57,193)	(57,193)
Balances as of June 30, 2017	—	$—	35,930,698	$310,635	$14,866	$(132,649)	$192,852

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(57,193)	$(9,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,549	1,423
Depreciation expense	10	1
Non-cash interest expense	569	—
Fair value of warrants issued as consideration for license agreement	—	2,127
Change in fair value of warrant liability	3,083	—
Change in fair value of derivative liability	(512)	(24)
Change in fair value of contingent equity liability	13,082	—
Loss from equity method investment	566	—
Non-cash amortization of fair value of warrant issued as consideration for service	6	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,836)	(1,389)
Accounts payable	3,271	762
Accrued expenses	3,697	2,124
Other long-term liabilities	6	—
Net cash used in operating activities	(32,702)	(4,781)
Cash flows from investing activities:
Purchases of property and equipment	(49)	(4)
Purchase of equity method investment	(2,999)	—
Decrease in restricted cash	127	—
Net cash used in investing activities	(2,921)	(4)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	9,902
Proceeds from issuance of common shares upon completion of initial public offering, net of underwriting commissions and discounts	179,996	—
Proceeds from issuance of Series A preferred shares	40,000	—
Payments of related party notes payable	(595)	—
Payments of Series A and initial public offering costs	(3,053)	(63)
Net cash provided by financing activities	216,348	9,839
Net increase in cash	180,725	5,054
Cash at beginning of period	23,565	1,460
Cash at end of period	$204,290	$6,514
Supplemental disclosure of cash flow information:
Cash paid for interest	$98	$—
Cash paid for income taxes	$450	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$2,015	$45
Beneficial conversion feature on Series A preferred shares	$12,006	$—
Accretion of beneficial conversion feature on Series A preferred shares	$12,006	$—
Issuance of Series A preferred shares as payment of offering costs	$1,242	$—
Issuance of common shares as payment of equity investment	$352	$—
Issuance of common share warrant as consideration for services	$93	$—
Exercise of stock options	$255	$—
Purchases of property and equipment included in accounts payable	$27	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Biohaven Pharmaceutical Holding Company Ltd. (the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. The Company is a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurologic diseases, including rare disorders. The Company’s product candidates are small molecules based on two distinct mechanistic platforms—calcitonin gene-related peptide (“CGRP”) receptor antagonists and glutamate modulators—which the Company believes have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large markets and orphan indications. The most advanced product candidate from the Company’s CGRP receptor antagonist platform is rimegepant, which the Company is developing for the acute treatment of migraine and for which it initiated two Phase 3 clinical trials in July 2017. The Company is planning to file its investigational new drug application (“IND”) for BHV-3500, a third generation CGRP receptor antagonist for the prevention of episodic and chronic migraine in the fourth quarter of 2017. The most advanced product candidate from the Company’s glutamate modulation platform is trigriluzole, which the Company is developing for the treatment of ataxias with an initial focus on spinocerebellar ataxia (“SCA”). The Company has received both orphan drug designation and fast track designation from the U.S. Food and Drug Administration (“FDA”) for trigriluzole in SCA, and the Company began a Phase 2/3 clinical trial in SCA in December 2016 and completed enrollment in May 2017. The Company expects to receive topline data from the SCA trial in the fourth quarter of 2017. The Company’s second most advanced product candidate from its glutamate modulation platform is BHV-0223, which the Company is developing for the treatment of amyotrophic lateral sclerosis (“ALS”), a neurodegenerative disease that affects nerve cells in the brain and spinal cord. The Company expects to commence a bioequivalence study of BHV-0223 supporting ALS treatment in the fourth quarter of 2017.  The Company is planning to file its IND for BHV-5000, a third product candidate in the Company’s glutamate modulation platform, for the treatment of Rett syndrome in the fourth quarter of 2017 and plans to commence a Phase 1 clinical trial later this year.  The Company has received orphan drug designation from the FDA for BHV-0223 in ALS and for BHV-5000 in Rett syndrome.  The Company is expanding its glutamate portfolio studies to include other neuropsychiatric indications such as obsessive compulsive disorder (“OCD”) and Alzheimer’s disease.

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

The Company has historically outsourced all of the research and clinical development for its programs under a master services agreement (the “MSA”) with Biohaven Pharmaceuticals, Inc. (“BPI”).  BPI was incorporated in the state of Delaware in July 2013. The three founders of BPI, each of whom beneficially owned one-third of the equity of BPI prior to the Company’s acquisition of BPI on December 31, 2016 (see Note 15), are shareholders of the Company and also serve as the Company’s Chairman of the board of directors, Chief Executive Officer, and Chief Medical Officer, respectively (see Note 15). BPI is a contract research organization (“CRO”) whose only customer is the Company.  Since its incorporation, substantially all of the operations of BPI have been performed in service to the Company under the terms of the MSA, and substantially all of the funding for the operations of BPI was provided by the Company. The Company has determined that (i) it has the authority to direct the activities of BPI that most significantly impact the economics of the entity and (ii) the equity at risk in BPI is insufficient to finance its operations. As a result, the Company is deemed to have had a variable interest in BPI, and BPI is deemed to be a variable interest entity (“VIE”) of which the Company is the primary beneficiary.  Since the date of the Company’s incorporation in September 2013, the Company has consolidated the results of BPI. Upon original consolidation, the Company applied purchase accounting by recording the fair values of BPI’s assets acquired and liabilities assumed, which were determined to be zero because BPI had not yet commenced any operations. For the three and six months ended June 30, 2016, 100% of the equity in BPI was reflected as a net loss attributable to non-controlling interest on the consolidated statement of operations and comprehensive loss. On December 31, 2016, the Company acquired 100% of the issued and outstanding shares of BPI (see Note 16), and as a result, for periods subsequent to the acquisition, the Company no longer reports any non-controlling interest related to BPI.

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

Initial Public Offering

On May 3, 2017, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on May 9, 2017 and the Company issued and sold 9,900,000 common shares at a public offering price of $17.00 per share for net proceeds of $152,651 after deducting underwriting discounts and commissions of $11,781 and other offering expenses of approximately $3,868. Upon the closing of the IPO, all convertible preferred shares then outstanding converted into an aggregate of 9,358,560 common shares. In addition, on May 9, 2017, the underwriters of the IPO fully exercised their option to purchase additional shares, and on May 11, 2017, the Company issued and sold 1,485,000 common shares for net proceeds of $23,478 after deducting underwriting discounts and commissions of $1,767. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering costs, were $176,128.

In connection with the completion of its IPO, the Company issued an aggregate of 1,883,523 common shares to Bristol Myers-Squibb Company (“BMS”) and AstraZeneca AB (“AstraZeneca”) in satisfaction of obligations to contingently issue equity securities pursuant to the license agreements (see Note 12) for no additional consideration.

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

Through June 30, 2017, the Company has funded its operations primarily with proceeds from sales of preferred and common shares, borrowings under a credit agreement and proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $57,193 and $9,805 during the six months ended June 30, 2017 and 2016, respectively. In addition, as of June 30, 2017, the Company had an accumulated deficit of $132,649. The Company expects to continue to generate operating losses for the foreseeable future. As of August 14, 2017, the issuance date of these consolidated financial statements, the Company expects that its cash of $204,290 as of June 30, 2017 will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the date of issuance of these consolidated financial statements, and as a result, there is not substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2017 and the results of its operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period.

Restricted Cash

As of December 31, 2016, current restricted cash consisted of $67 of cash received from investors as an advance payment for their participation in the second closing of the Company’s sale of Series A preferred shares. The Company closed the second and final tranche of its Series A preferred financing in February 2017.  As a result, there was no current restricted cash as of June 30, 2017.  As of December 31, 2016, the Company’s non-current restricted cash consisted of a $60 certificate of deposit held as a security deposit in connection with the Company’s corporate credit card.  In June 2017, the $60 security deposit was returned and, as a result, there was no non-current restricted cash as of June 30, 2017.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such equity financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. As of December 31, 2016, the Company recorded deferred offering costs relating to its IPO of $134. The Company’s IPO was completed in May 2017 and these costs, as well as additional IPO costs incurred in 2017, were recorded as a reduction to shareholders’ equity.  As of June 30, 2017, the Company did not have any deferred offering costs recorded.

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

The Company’s warrant liability, derivative liability and contingent equity liability are carried at fair value, based upon Level 3 inputs described above (see Note 3). The carrying values of other current assets, accounts payable, accrued expenses and notes payable under a credit agreement approximate their fair values due to the short-term nature of these assets and liabilities.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, facilities costs, depreciation, third-party license fees, and external costs of vendors engaged to conduct clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

Share-Based Compensation

The Company measures stock options granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues stock options with only service-based vesting conditions and records the expense for these awards using the straight-line method.  The Company also issues, from time to time, stock options with performance-based vesting conditions and records the expense for these awards when the Company concludes that it is probable that the performance condition will be achieved.

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

Warrant Liability

In connection with entering into a credit agreement (see Note 7), the Company issued warrants to purchase common shares to two of the Company’s directors in connection with a guarantee of its obligations under the agreement (see Note 7). The Company classifies the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that is not indexed to the Company’s own shares. The warrant liability was initially recorded at fair value upon entering into the credit agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

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

Contingent Equity Liability

The Company’s license agreements with AstraZeneca and BMS (see Note 12) require the Company to issue shares of capital stock upon the occurrence of specified financing or change-of-control events or development milestones, as defined in the agreements. In each agreement, the class and number of shares to be issued upon a triggering event were not known upon entering into the license agreements; however, the dollar amount of the shares to be issued upon a triggering event is fixed. The Company classifies these contingent obligations to issue shares as a liability on its consolidated balance sheet because each represents an obligation to issue a variable number of shares for a fixed dollar amount. Each contingent equity liability was initially recorded at fair value upon entering into each respective agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair values of the contingent equity liabilities are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent equity liabilities will continue to be recognized until the occurrence of a respective triggering event.  In May 2017, upon closing of the IPO, the conditions for issuing shares to BMS and AstraZeneca under the terms of the respective license agreements were satisfied, and accordingly, the Company issued 1,345,374 and 538,149 common shares, respectively, to BMS and AstraZeneca.  The contingent equity liabilities were remeasured to fair value in the aggregate amount of $32,020 immediately prior to the completion of the IPO, and upon issuance of the common shares, the contingent equity liabilities were reclassified to shareholders’ equity.

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

The Company’s convertible preferred shares contractually entitled the holders of such shares to participate in dividends but contractually did not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-09 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) — Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 finalizes previous proposals regarding shareholder concerns that the definition of a business is applied too broadly. The guidance assists entities with evaluating whether transactions should be accounted for as acquisitions of assets or of businesses. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of ASU 2017-01 will only have an impact on the Company’s consolidated financial statements if it completes a business combination, which has not occurred to date.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments in this update reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments in this update also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. The Company is currently evaluating the impact that the adoption that these standards will have on its consolidated financial statements, if and when it generates revenue.

3.   Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Fair Value Measurements as of June 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
	(unaudited)
Liabilities:
Warrant liability	$—	$—	$3,863	$3,863
	$—	$—	$3,863	$3,863

	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$780	$780
Derivative liability	—	—	512	512
Contingent equity liability	—	—	18,938	18,938
	$—	$—	$20,230	$20,230

During the periods ended June 30, 2017 and December 31, 2016 there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Warrant Liability

The warrant liability in the tables above is composed of the fair value of warrants to purchase common shares that the Company issued to two of its directors in connection with a guarantee of its obligations under a credit agreement (see Note 7). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. At June 30, 2017, the Company utilized the Black-Scholes option pricing model to value the warrant liability. The Black-Scholes option pricing model incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the number of shares for which the warrants will be exercisable, the fair value per share of the underlying common shares issuable upon exercise of the warrants, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares. The fair value per share of the Company’s common shares was based on the closing trading price of the shares on June 30, 2017. The Company was a private company prior to its IPO in May 2017 and therefore lacks company-specific historical and implied volatility information of its shares. Therefore, it estimated its expected share volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future.

Valuation of Derivative Liability

The fair value of the derivative liability recognized in connection with the Company’s license agreement with Yale (see Note 12) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. At June 30, 2017, the fair value of the derivative liability was determined using a Monte-Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of the expected share prices. The Monte-Carlo simulation incorporated assumptions and estimates to value the derivative liability, including, the amount of the payment, the settlement date, the trading price of the Company’s common stock on June 30, 2017, the risk-free interest rate and the expected volatility of the price of the underlying common shares. In April 2017, the agreement with Yale was amended such that if the change-of-control event is an IPO, the change-of-control payment shall be due to Yale on the first trading day Yale is free to sell its equity interest in the Company and the change-of-control fee shall be reduced by the dollar value of Yale’s equity interest in the Company on the first trading day when Yale is free to sell its equity interest in the Company.  Yale’s equity interest in the Company is subject to a lock-up agreement which generally restricts Yale’s shares from being traded until

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

October 31, 2017, and accordingly, the amount due to Yale in connection with the change-of-control provision of the agreement, if any, will be determined upon expiration of the lock-up period in October 2017.

Valuation of Contingent Equity Liability

BMS.     The fair value of the contingent equity liability recognized in connection with the Company’s license agreement with BMS (see Note 12) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent equity liability was determined using the PWERM, which considered as inputs the probability of occurrence of events that would trigger the issuance of shares, the expected timing of such events, the value of the contingently issuable equity and a risk-adjusted discount rate. As of December 31, 2016, the assumed probability of occurrence of the event that was most probable of triggering the issuance of shares was 75%, the expected timing of such an event was estimated to be less than one year, the value of the contingently issuable equity was $18,750 and the discount rate was assessed to be 0%. In connection with the closing of the IPO in May 2017, the conditions for issuing shares in connection with the contingent equity liability were satisfied, and accordingly, the Company issued 1,345,374 common shares to BMS.  The contingent equity liability was adjusted to fair value immediately prior to the completion of the IPO, and upon issuance of the common shares, the contingent equity liability was reclassified to equity.

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The shares related to the second tranche become issuable upon the earlier of (i) the initiation of a Phase 2b or equivalent clinical trial of a product candidate based on the licensed patent rights and (ii) any liquidity event, including an IPO, any change of control or any assignment of the Company’s rights or obligations under the license agreement. As of December 31, 2016, the Company determined that the fair value of the second tranche contingent equity liability was $4,875. In determining this fair value, the assumed probability of occurrence of the event that was most probable of triggering the issuance of shares was 65%, the expected timing of such an event was estimated to be less than one year, the value of the contingently issuable equity was $7,500 and the discount rate was assessed to be 0%. In connection with the closing of the IPO in May 2017, the conditions for issuing shares in connection with the contingent equity liability were satisfied, and accordingly, the Company issued 538,149 common shares to AstraZeneca.  The contingent equity liability was adjusted to fair value immediately prior to the completion of the IPO, and upon issuance of the common shares, the contingent equity liability was reclassified to equity.

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, derivative liability and contingent equity liability, for which fair value is determined by Level 3 inputs:

	Warrant	Derivative	Contingent
	Liability	Liability	Equity Liability

Balance at December 31, 2016	$780	$512	$18,938
Change in fair value	3,083	(512)	13,082
Issuance of common shares in settlement of contingent equity liability	—	—	(32,020)
Balance at June 30, 2017	$3,863	$—	$—

Beneficial Conversion Feature

In connection with the second tranche closing of Series A preferred shares on February 17, 2017, the Company determined that the conversion option associated with the shares sold met the definition of a beneficial conversion feature (“BCF”) as the fair value of the underlying common shares exceeded the adjusted conversion price.  The BCF was recognized at its fair value of $12,006 as a reduction to the carrying value of the Series A preferred shares and a corresponding adjustment to additional paid-in capital.  The fair value was determined using Level 3 inputs, equal to the product of the number of shares sold in the second tranche closing multiplied by the difference between the adjusted conversion price and the per share value of common shares at the commitment date (see Note 9).  In May 2017, upon the completion of the Company’s IPO, all of the outstanding Series A preferred shares were automatically converted into an aggregate of 9,358,560 common shares.  Upon conversion of the Series A preferred shares, the remaining unamortized BCF was reclassified to additional paid-in capital as a deemed dividend.

4.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2017	2016

Prepaid clinical trial costs	$3,234	$388
Prepaid insurance	971	—
Other	121	15
	$4,326	$403

5.   Equity Method Investment

On August 29, 2016, the Company executed a stock purchase agreement with Kleo Pharmaceuticals, Inc. (“Kleo”), a privately held Delaware corporation, to purchase 3,000,000 shares of Kleo’s common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock, in each case at a share price of $1.00 per share (the “Kleo SPA”). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. Under the terms of the Kleo SPA, the Company purchased 3,000,000 shares upon the initial closing on

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

August 31, 2016, and the remaining 5,500,000 shares are to be purchased in four equal tranches of 1,375,000 shares beginning six months from the initial closing and then every three months thereafter. In March 2017, the Company completed the first tranche purchase of 1,375,000 shares for cash consideration of $1,375.  In June 2017, the Company completed the second tranche purchase of 1,375,000 shares for cash consideration of $1,375.

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

The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of June 30, 2017 and December 31, 2016, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds. Based on the outcome of these assessments, the Company concluded that consolidation of Kleo is not appropriate, and has therefore accounted for the investment under the equity method.

The Company’s purchase of 3,000,000 shares of Kleo’s common stock during the year ended December 31, 2016 and 3,250,000 shares during the six months ended June 30, 2017 represented an 18.6% and a 33.1% interest in the outstanding shares of Kleo as of December 31, 2016 and June 30, 2017, respectively. In connection with the initial investment, the Company also received the right to designate two of the five members of Kleo’s board of directors. The Company accounts for its investment in Kleo under the equity method of accounting. The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company’s proportional share of Kleo’s net income or loss in each period. The difference between the cost of the Company’s investments in Kleo and its proportionate share of the net assets of Kleo was allocated to goodwill and indefinite-lived intangible assets. The Company will record future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo’s net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo of $348 and $566 for its proportionate share of Kleo’s net loss for the three and six months ended June 30, 2017, respectively.

The carrying value of the Company’s investment in Kleo was $5,538 and $2,753 as of June 30, 2017 and December 31, 2016, respectively, and is reported as equity method investment on the consolidated balance sheet. The carrying value of the investment represents the Company’s maximum loss exposure as of June 30, 2017.

The following table provides a roll forward of the carrying value of the Company’s equity method investment:

Carrying Value

Balance at December 31, 2016	$2,753
Purchases of Kleo common stock	3,351
Loss recognized in connection with equity method investment	(566)
Balance at June 30, 2017	$5,538

Summarized financial information for Kleo  is as follows:

	June 30,	December 31,
	2017	2016
Current assets	$4,303	$4,276
Total assets	$4,679	$4,323
Current liabilities	$416	$413
Total liabilities	$1,442	$1,554

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Revenue	$—	$—
Loss from Operations	$(1,167)	$(3,764)
Net loss	$(1,193)	$(3,727)

The summarized financial information as of and for the year ended December 31, 2016 has been revised to reflect the revised financial statements received from Kleo.

6.   Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2017	2016

Accrued employee compensation and benefits	$757	$27
Accrued clinical trial costs	5,138	2,204
Accrued professional fees	421	516
Accrued income taxes	241	99
Other	193	134
	$6,750	$2,980

7.   Notes Payable

Credit Agreement

On August 30, 2016, the Company entered into a one-year credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) providing for a term loan in the principal amount of $5,000 (the “Loan”) and borrowed the full $5,000 available under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to monthly LIBOR plus 1.50% per annum, and the Credit Agreement requires monthly, interest-only payments beginning on September 30, 2016 and continuing through August 30, 2017 (the “Maturity Date”), when all amounts of unpaid principal and interest become due. The monthly LIBOR rate is reset each month (“LIBOR Period”). As of June 30, 2017, the interest rate applicable to the Loan was 2.73% per annum. In the event of a default, the interest rate applicable is equal to the monthly LIBOR rate then in effect, increased by 4.0% per annum. The Company’s obligations under the Credit Agreement are guaranteed by an outside director and shareholder of the Company (the “Guarantor”). A second outside director and shareholder of the Company entered into an agreement with the Guarantor under which the second director agreed to reimburse the Guarantor for one-half of any guaranty obligations that the Guarantor pays to Wells Fargo.

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

There were no principal payments due or paid under the Credit Agreement during the six months ended June 30, 2017.

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

The Company recognized interest expense of $362 and $667 during the three and six months ended June 30, 2017, respectively.  The Company recognized $296 and $569 related to the accretion of the debt discount during the three and six months ended June 30, 2017, respectively. As of June 30, 2017, the unamortized debt discount was $215.

Notes Payable to Related Parties

On December 31, 2016, the Company entered into stock purchase agreements with each of the stockholders of BPI, acquiring 100% of the issued and outstanding shares of BPI for aggregate purchase consideration of $595. The Company funded the acquisition through the issuance of promissory notes to each of the former stockholders of BPI. The former stockholders of BPI are shareholders of the Company and also serve as the Company’s Chairman of the board of directors, Chief Executive Officer, and Chief Medical Officer, respectively. The notes were payable in five annual payments, the first four of which were interest only, with the final payment to include the principal balance outstanding plus any accrued and unpaid interest. The notes bore interest at a rate of 4.5% per annum and had a maturity date of December 31, 2021. The notes became immediately due and payable upon specified events, including immediately prior to the consummation of an initial public offering of the Company’s common shares or upon the occurrence of a change of control of the Company. There were no affirmative, negative or financial covenants associated with the notes.

In connection with the closing of the Company’s IPO in May 2017, the notes were paid in full as of June 30, 2017, including principal of $595 and interest of $9.

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

On August 10, 2015, in connection with the same license agreement, the Company issued to ALS Biopharma a warrant to purchase 325,000 common shares at an exercise price of $5.60 per share. The warrant became exercisable upon the Company’s filing of an investigational new drug application (“IND”) for a patented product under the license agreement, and expires 10 years from the issuance date. On May 31, 2016, the Company filed an IND for a patented product under the license agreement. The warrant was classified as equity and recorded at its fair value on May 31, 2016.

Guarantor and Co-Guarantor Warrants

The Company agreed to issue warrants to purchase $1,000 of common shares to each of the Guarantor and Co-Guarantor of the Credit Agreement (see Note 7), who are members of the Company’s board of directors (see Note 15). The number of common shares issuable upon exercise of each warrant is determined by dividing $1,000 by the price per share paid by investors in the Series A First Closing (see Note 9). On January 26, 2017, the Company issued the warrants to the Guarantor and Co-Guarantor, pursuant to which each director received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. The warrants are immediately exercisable and expire upon the second anniversary of the Company’s IPO.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of December 31, 2016, the Company determined that the obligation to issue the warrants represented a liability that was considered outstanding for accounting purposes on August 30, 2016, the date the Company entered into the Credit Agreement. The Company classified the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that is not indexed to the Company’s own shares. As of June 30, 2017, the Company continued to classify these warrants as a liability on the consolidated balance sheet because the warrants contain anti-dilution price protection provisions through January 26, 2018. As a result, changes in the fair value of the warrant liability will continue to be recognized as a component of other income (expense), net until the earliest of (i) the exercise of the warrants, (ii) the expiration of the warrants or (iii) January 26, 2018. The warrant liability was initially recorded at fair value upon entering into the Credit Agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the Company’s consolidated statement of operations and comprehensive loss.

The fair value of the warrant liability was determined to be $934 on the date of issuance. The Company remeasured the liability as of June 30, 2017 and December 31, 2016 and determined that the fair value of the warrant liability was $3,863 and $780, respectively. The Company recorded expense of $2,629 and $3,083 recorded within other income (expense), net in the consolidated statements of operations for the three and six months ended June 30, 2017, respectively.

Trout Warrants

On June 6, 2017, as partial consideration issued in connection with an agreement to perform investor relations services with The Trout Group LLC (“Trout”), the Company issued to Trout a warrant to purchase 6,751 common shares at an exercise price of $22.22 per share. The warrant was immediately exercisable upon issuance and expires 10 years from the issuance date. The warrant was classified as equity and recorded at its fair value of $93 on the date of issuance, with a corresponding adjustment to prepaid expenses and other current assets on the Company’s consolidated balance sheet.  The fair value of the warrant is being amortized on a straight-line basis over the one year term of the agreement.  The Company recorded general and administrative expense of $6 for each of the three and six months ended June 30, 2017 for amortization of the issuance-date fair value of the warrant.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

9.              Convertible Preferred Shares

In connection with the completion of its IPO in May 2017, the Company amended its memorandum and articles of association to authorize the issuance of up to 10,000,000 no par value undesignated preferred shares.

Prior to the completion of the IPO, the Company’s memorandum and articles of association, as amended and restated, authorized the Company to issue 11,242,172 Series A preferred shares. The holders of Series A preferred shares had liquidation rights in the event of a deemed liquidation that, in certain situations, was not solely within the control of the Company. Therefore, the Series A preferred shares were classified outside of shareholders’ equity (deficit).

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

In February 2017, the Company completed the Series A Second Closing through the issuance and sale of an aggregate of 4,305,182 Series A preferred shares at an issuance price of $9.2911 per share for cash proceeds of $38,636, net of offering costs of $2,606. The $2,606 of offering costs for the second tranche consisted of $1,364 payable in cash and 105,009 shares of the Company’s Series A preferred shares valued at $1,242, or $11.83 per share, which were issued directly to the two placement agents involved in the Series A financing.  The conversion option associated with the Series A preferred shares sold in the second closing met the definition of a BCF as the fair value of the underlying common shares of $9.85 per share exceeded the stated conversion price of $9.2911 (or $7.0613, as adjusted, as described below under Conversion).  Upon the sale and issuance of the Series A preferred shares, $2,406 of the BCF was immediately accreted, as this represented the difference between the stated conversion price and per share value of the common shares.  The remaining portion of the BCF is being amortized using the effective interest method over the period from the date of issuance to the date of the earliest possible conversion, October 1, 2017.

In May 2017, upon the completion of the Company’s IPO, all of the outstanding Series A preferred shares were automatically converted into an aggregate of 9,358,560 common shares.  Upon conversion of the Series A preferred shares, the remaining unamortized BCF was reclassified to additional paid-in capital as a deemed dividend.

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

10.   Common Shares

As of December 31, 2016, the Company’s memorandum and articles of association, as amended and restated, authorized the Company to issue 38,000,000 no par value common shares.  On April 21, 2017, the Company effected an increase in the number of authorized common shares to 50,000,000 shares. Additionally, in connection with the completion of its IPO in May 2017, the Company amended its memorandum and articles of association to authorize the issuance of up to 200,000,000 no par value common shares.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through June 30, 2017, no dividends had been declared.

In February 2016, the Company issued 429,000 common shares at an issuance price of $7.00 per share for proceeds of $2,980, net of issuance costs of $23.

In May 2016 and July 2016, the Company issued an aggregate of 1,090,500 common shares at an issuance price of $7.70 per share for proceeds of $8,299, net of issuance costs of $97.

In July 2016, concurrently with the issuance of the Company’s common shares to Connecticut Innovations Incorporated (“CII”), the Company and CII entered into a put agreement (the “Put Agreement”). The Put Agreement grants CII the right to sell (the “Put Option”) to the Company all or any part of CII’s warrant rights (if any), shares (if any) or notes (if any). The Put Option becomes exercisable upon the Company’s breach of the covenant to maintain a presence in Connecticut, as defined in the Put Agreement. Upon

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

CII’s exercise of the Put Option, the Company would be obligated to purchase CII’s shares for a price that is the greater of (i) the current market price of such share and (ii) the original purchase price of such share. The right to put the shares will terminate at such time that the shares may be sold (i) pursuant to an effective registration statement under the Securities Act of 1933 (the “Securities Act”), (ii) pursuant to Rule 144 promulgated under the Securities Act, but in each case, only after the termination of any applicable “lock-up” restrictions and, in the case of (ii), only if the common shares are then listed for trading on a national securities exchange. The fair value of the Put Option was determined to be $0 upon execution of the Put Agreement and as of June 30, 2017 because the ability to maintain a presence in Connecticut is within the Company’s control.

On May 3, 2017, the Company’s registration statement on Form S-1 relating to the IPO was declared effective by the SEC.  The IPO closed on May 9, 2017 and the Company issued and sold 9,900,000 common shares at a public offering price of $17.00 per share for net proceeds of $152,651 after deducting underwriting discounts and commissions of $11,781 and other offering expenses of $3,868. Upon the closing of the IPO, all convertible preferred shares then outstanding converted into an aggregate of 9,358,560 common shares. In addition, on May 9, 2017, the underwriters of the IPO fully exercised their option to purchase additional shares, and on May 11, 2017, the Company issued and sold 1,485,000 common shares for net proceeds of $23,478 after deducting underwriting discounts and commissions of $1,767.  Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and offering expenses, were $176,128.

In connection with the completion of its IPO, the Company issued an aggregate of 1,883,523 common shares to BMS and AstraZeneca in satisfaction of obligations to contingently issue equity securities pursuant to the license agreements (see Note 12), for no additional consideration.

11.   Share-Based Compensation

2014 Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”), provides for the Company to sell or issue common shares or restricted common shares, or to grant incentive stock options or nonqualified stock options for the purchase of common shares, to employees, members of the board of directors and consultants of the Company. The 2014 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common share on the date of grant and the term of stock option may not be greater than ten years.

The total number of common shares that may be issued under the 2014 Plan was 4,000,000 shares as of December 31, 2016. In January 2017, the Company effected an increase, effective October 28, 2016, in the number of common shares reserved for issuance under the 2014 Plan from 4,000,000 to 4,899,230 shares. The total number of common shares that may be issued under the 2014 Plan was 4,899,230 shares as of June 30, 2017. As of June 30, 2017 and December 31, 2016, 0 and 1,034,805 shares remained available for future grant under the 2014 Plan, respectively.

2017 Equity Incentive Plan

In April 2017, the Company’s shareholders approved the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on May 3, 2017 in connection with the Company’s IPO. Upon the effectiveness of the 2017 Plan, no further grants will be made under the 2014 Plan.  The 2017 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share unit awards, performance-based share awards and other share-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. Upon the effectiveness of the 2017 Plan, there were 2,713,113 shares authorized for issuance under the 2017 Plan, including 372 shares which remained available for issuance under the 2014 Plan.  As of June 30, 2017, 2,711,486 shares remained available for future grant under the 2017 Plan.

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

During the six months ended June 30, 2017, the Company granted options to purchase 937,283 common shares to employees and directors, and there were no options granted during the six months ended June 30, 2016. The Company recorded share-based compensation expense for options granted to employees and directors of $1,495 and $463 during the three months ended June 30, 2017 and 2016, respectively, and $2,648 and $895 during the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, the Company granted options to purchase 110,537 common shares to non-employees, and there were no options granted during the six months ended June 30, 2016. The Company recorded share-based compensation expense for options granted to non-employees of $1,168 and $273 during the three months ended June 30, 2017 and 2016, respectively, and $1,901 and $528 during the six months ended June 30, 2017 and 2016, respectively.

2017 Employee Share Purchase Plan

In April 2017, the Company’s shareholders approved the 2017 Employee Share Purchase Plan, or ESPP, which became effective on May 3, 2017 in connection with the Company’s IPO. A total of 339,139 common shares were initially reserved for issuance under this plan. The number of common shares that may be issued under the 2017 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the least of (i) 600,000 common shares, (ii) 1% of the total number of common shares outstanding on December 31 of the preceding calendar year and (iii) a number of shares determined by the Company’s board of directors.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors under the 2014 Plan and the 2017 Plan (collectively, the “Plans”) during the three and six months ended June 30, 2017 were as follows, presented on a weighted average basis, noting there were no stock options granted to employees and directors during the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Risk-free interest rate	2.00%	1.98%
Expected term (in years)	5.80	5.68
Expected volatility	71.71%	71.18%
Expected dividend yield	0%	0%
Exercise price	$11.07	$10.35
Fair value of common share	$11.07	$10.05

The assumptions that the Company used to determine the grant-date fair value of stock options granted to non-employees under the Plans during the three and six months ended June 30, 2017 were as follows, presented on a weighted average basis, noting there were no stock options granted to non-employees during the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Risk-free interest rate	2.34%	2.40%
Expected term (in years)	10.00	10.00
Expected volatility	70.86%	70.40%
Expected dividend yield	0%	0%
Exercise price	$10.82	$10.01
Fair value of common share	$10.82	$9.69

Stock Options

Stock option activity under the Plans is summarized as follows:

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2016	3,864,425	$3.61	9.21	$15,991
Granted	1,047,820	10.29	9.70
Exercised	(182,615)	1.39
Forfeited	(11,760)	4.44
Outstanding as of June 30, 2017	4,717,870	$5.17	$9.16	$93,538
Options exercisable as of June 30, 2017	2,401,224	$3.62	$8.06	$51,343
Options unvested as of June 30, 2017	2,316,646	$6.79	$8.80	$42,194

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted average grant-date fair value per share of stock options granted for the six months ended June 30, 2017 was $6.36.  There were no stock options granted during the six months ended June 30, 2016.

The total fair value of options vested for the six months ended June 30, 2017 and 2016 was $2,296 and $0, respectively.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Research and development expenses	$1,227	$351	$2,226	$687
General and administrative expenses	1,436	385	2,323	736
	$2,663	$736	$4,549	$1,423

As of June 30, 2017, total unrecognized compensation cost related to the unvested share-based awards was $16,045, which is expected to be recognized over a weighted average period of 2.67 years.

12.  License Agreements

Yale Agreement

In September 2013, the Company entered into an exclusive license agreement with Yale (the “Yale Agreement”) to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression. As part of the consideration for this license, the Company issued Yale 250,000 common shares and granted Yale the right to purchase up to 10% of the securities issued in specified future equity offerings by the Company. In the event that Yale’s fully diluted ownership position following the closing of the Company’s first two financings with institutional investors resulting in an investment of at least $3,500 fell below 1% of the Company’s fully diluted common shares outstanding, the Company would be required to issue to Yale an additional number of shares of common shares such that Yale’s ownership position is restored to no less than 1%. The obligation to contingently issue equity to Yale was determined to be a liability, which was accounted for at fair value and remeasured at each reporting date. The fair value of the obligation at inception of the Yale Agreement was $0 based on the Company’s assessment that the probability of issuing additional shares that would reduce Yale’s ownership percentage below 1% was remote. The fair value of the liability remained at $0 through the completion of the Company’s common share issuances in January 2014 and July 2015, at which time the contingent obligation terminated, as Yale’s ownership position remained above 1%.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The Yale Agreement provides for a change-of-control payment to Yale upon the occurrence of a change-of-control event, as defined in the agreement, including an IPO. Upon the occurrence of a change-of-control event, the Company is obligated to pay to Yale the lesser of (i) 5% of the dollar value of all initial and future potential consideration paid or payable by the acquirer and (ii) $1,500. If the change-of-control event is as an IPO, the amount the Company will be obligated to pay to Yale will be reduced by the value of Yale’s equity investment in the Company on the first day that Yale is free to sell its equity interest. The Company classifies the change-of-control payment obligation as a liability on its consolidated balance sheet because it represents a contingent obligation to pay a variable amount of cash that may be based, in part, on the value of the Company’s own shares. The issuance-date fair value of the derivative liability was recognized as research and development expense in the consolidated statement of operations and comprehensive loss upon entering into the agreement with Yale. The derivative liability is remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. In April 2017, the agreement with Yale was amended such that if the change-of-control event is an IPO, the change-of-control payment shall be due to Yale on the first trading day when Yale is free to sell its equity interest in the Company and the change-of-control fee shall be reduced by the dollar value of Yale’s equity interest in the Company on the first trading day when Yale is free to sell its equity interest in the Company.  Yale’s equity interest in the Company is subject to a lock-up agreement which generally restricts Yale’s shares from being traded until October 31, 2017, and accordingly, the amount due to Yale in connection with the change-of-control provision of the agreement, if any, will be determined upon expiration of the lock-up period. The Company will continue to remeasure the derivative liability to fair value at each reporting date and will recognize changes in the fair value of the derivative liability until the expiration of the lock-up in October 2017.

The Company recorded other income of $223, $27, $512 and $24, during the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016, respectively, for the change in the fair value of the derivative liability. The fair value of the derivative liability was $0 and $512 as of June 30, 2017 and December 31, 2016, respectively.

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

The Company recorded research and development expenses of $3, $4, $6 and $4 during the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016, respectively, for reimbursement of patent fees in connection with the Yale Agreement.

MGH Agreement

In September 2014, the Company entered into a license agreement (the “MGH Agreement”) with The General Hospital Corporation d/b/a Massachusetts General Hospital (“MGH”), pursuant to which MGH granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, related to treating depression with a combination of ketamine and scopolamine. The Company is also obligated to pay MGH annual license maintenance fees of between $30 and $50, beginning in 2017, future milestone payments of up to $750 upon the achievement of specified clinical and regulatory milestones and up to $2,500 upon the achievement of specified commercial milestones. The Company has also agreed to pay MGH royalties of a low single-digit percentage based on net sales of products licensed under the agreement. If the Company receives revenue from sublicensing any of its rights under the agreement, the Company is also obligated to pay a portion of that revenue to MGH.

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The Company recorded research and development expenses of $1, $5, $1 and $5 during the three months ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016, respectively, associated with the MGH Agreement.

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

The Company recorded research and development expenses of $0, $2,502, $0 and $2,877 during the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016, respectively, as a result of the ALS Biopharma Agreement, which amounts consist of the fair value of the shares and warrants upon their issuance to ALS Biopharma.

Rutgers Agreement

In June 2016, the Company entered into an exclusive license agreement (the “Rutgers Agreement”) with Rutgers, The State University of New Jersey (“Rutgers”), licensing several patents and patent applications related to the use of riluzole to treat various cancers. Under the Rutgers Agreement, the Company is required to pay Rutgers annual license maintenance fees in the aggregate of $75 for the first five years following execution of the agreement, then $25 per year thereafter until the first commercial sale of a licensed product, at which point the Company will pay Rutgers minimum annual royalties totaling in the low six-digits. The Company is also obligated to pay Rutgers up to $825 in the aggregate upon the achievement of specified clinical and regulatory milestones. The Company also agreed to pay Rutgers royalties of a low single-digit percentage of net sales of licensed products sold by the Company, its affiliates or its sublicensees, subject to a minimum amount of up to $100 per year. If the Company grants any sublicense rights under the Rutgers Agreement, the Company must pay Rutgers a low double-digit percentage of sublicense income it receives.

Under the Rutgers Agreement, in the event that the Company experiences a change of control or sale of substantially all of its assets prior to the initiation of a Phase 3 clinical trial related to products licensed under the agreement, and such change of control or sale results in a full liquidation of the Company, the Company will be obligated to pay Rutgers a change-of-control fee equal to 0.3% of the total value of the transaction, but not less than $100. The Company determined that the change-of-control payment should be accounted for as a liability because it represents a contingent obligation to pay a variable amount of cash that may be based, in part, on the value of the Company’s own shares. The fair value of the obligation upon execution of the Rutgers Agreement was $0 based on the Company’s assessment that the probability of a change-in-control event occurring prior to the initiation of a Phase 3 clinical trial related to products licensed under the agreement was remote. The fair value of the liability remained at $0 through June 30, 2017.

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

The Company recorded research and development expenses of $0, $72, $0 and $72 during the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016 related to the Rutgers Agreement.

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

The obligation to contingently issue equity to BMS is classified as a liability on the consolidated balance sheet because it represents an obligation to issue a variable number of shares for a fixed dollar amount. Upon entering into the BMS Agreement, the issuance-date fair value of the contingent equity liability was recognized as research and development expense in the consolidated statement of operations and comprehensive loss. The Company remeasured the fair value of the contingent equity liability at each reporting date since the date of issuance, recognizing changes in the fair value of the contingent equity liability as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent equity liability continued to be recognized until the occurrence of a triggering event, which occurred in May 2017 with the completion of the IPO.

In May 2017, in connection with the completion of its IPO, the Company issued 1,345,374 common shares to BMS in satisfaction of its obligation to contingently issue equity securities pursuant to the license agreement and remeasured the contingent equity liability to fair value.  The Company recognized expense of $6,934 and $8,809 during the three and six months ended June 30, 2017, respectively, as a result of changes to the fair value of the contingent equity liability prior to its extinguishment in May 2017.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The Company recorded no research and development expense related to the BMS Agreement during the three and six months ended June 30, 2017.

AstraZeneca Agreement

In October 2016, the Company entered into an exclusive license agreement (the “AstraZeneca Agreement”) with AstraZeneca, pursuant to which AstraZeneca granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, including BHV-5000 and BHV-5500. In exchange for these rights, the Company agreed to pay AstraZeneca an upfront payment, milestone payments and royalties on net sales of licensed products under the agreement. The regulatory milestones due under the agreement depend on the indication of the licensed product being developed as well as the territory where regulatory approval is obtained. Development milestones due under the agreement with respect to Rett syndrome total up to $30,000, and, for any indication other than Rett syndrome, total up to $60,000. Commercial milestones are based on net sales of all products licensed under the agreement and total up to $120,000. The Company has also agreed to pay tiered royalties based on net sales of all products licensed under the agreement of mid single-digit to low double-digit percentages. If the Company receives revenue from sublicensing any of its rights under the AstraZeneca Agreement, the Company is also obligated to pay a portion of that revenue to AstraZeneca. The Company is also required to reimburse AstraZeneca for any fees that AstraZeneca incurs related to the filing, prosecution, defending, and maintenance of patent rights licensed under the AstraZeneca Agreement.

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

The Company determined that the fair value of the contingent equity liability associated with the Second Tranche at each reporting date since the date of issuance, recognizing changes in the fair value of the contingent equity liability as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent equity liability continued to be recognized until the occurrence of a triggering event, which occurred in May 2017 with the completion of the IPO.

In May 2017, in connection with the completion of its IPO, the Company issued 538,149 common shares to AstraZeneca in satisfaction of its obligation to contingently issue the Second Tranche of equity securities pursuant to the license agreement and remeasured the contingent equity liability to fair value.  The Company recognized expense of $2,774 and $4,274 during the three months ended June 30, 2017 and the six months ended June 30, 2017, respectively, as a result of changes to the fair value of the contingent equity liability prior to its extinguishment in May 2017.

The Company recorded no research and development expense related to the AstraZeneca Agreement during the three and six months ended June 30, 2017.

Catalent Agreement

In March 2015, the Company entered into a development and license agreement (the “Catalent Agreement”) with Catalent U.K. Swindon Zydis Limited (“Catalent”) pursuant to which the Company obtained license rights to the Zydis technology in BHV-0223. BHV-0223 was developed under this agreement, and Catalent has manufactured BHV-0223 for clinical testing. Upon entering the Catalent Agreement, the Company is obligated to pay Catalent up to $1,575 upon the achievement of specified regulatory and commercial milestones. The Company is also obligated to make royalty payments of a low single-digit percentage based on net sales of products licensed under the Catalent Agreement.

Under the Catalent Agreement, the Company is responsible for conducting clinical trials and for preparing and filing regulatory submissions. The Company has the right to sublicense its rights under the Catalent Agreement subject to Catalent’s prior written consent. Catalent has the right to enforce the patents covering the Zydis Technology and to defend any allegation that a formulation using Zydis technology, such as BHV-0223, infringes a third party’s patent.

The Catalent Agreement terminates on a country-by-country basis upon the later of (i) 10 years after the launch of the most recently launched product in such country and (ii) the expiration of the last valid claim covering each product in such country, unless earlier voluntarily terminated by the Company. The Catalent Agreement automatically extends for one-year terms unless either party gives advance notice of intent to terminate. In addition, Catalent may terminate the agreement either in its entirety or terminate the exclusive nature of the Catalent Agreement on a country-by-country basis if the Company fails to meet specified development timelines, which it may extend in certain circumstances.

The Company recorded no research and development expense related to the Catalent agreement during the three and six months ended June 30, 2017 and 2016.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

13.   Net Loss per Share

Net Loss per Share Attributable to Common Shareholders of Biohaven Pharmaceutical Holding Company Ltd.

Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Numerator:
Net loss	$(38,440)	$(6,819)	$(57,193)	$(9,805)
Net (income) loss attributable to non-controlling interests	—	(16)	—	19
Accretion of beneficial conversion feature on Series A preferred shares	(8,006)	—	(12,006)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(46,446)	$(6,835)	$(69,199)	$(9,786)

Denominator:
Weighted average common shares outstanding—basic and diluted	26,038,192	12,507,956	19,563,525	12,142,192

Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(1.78)	$(0.55)	$(3.54)	$(0.81)

The Company’s potential dilutive securities, which include stock options and warrants to purchase common shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2017	2016
Options to purchase common shares	4,717,870	3,247,500
Warrants to purchase common shares	821,751	600,000
	5,539,621	3,847,500

14.   Commitments and Contingencies

Lease Agreement

In December 2016, the Company entered into an assignment agreement to assume an operating lease for its office space in New Haven, Connecticut. The lease agreement expires in October 2018, and the Company has the option to extend the term through October 2021. During the three and six months ended June 30, 2017, the Company recorded rent expense of $9 and $25, respectively. The agreement requires future minimum lease payments for the years ending December 31, 2017 (remaining six months) and 2018 of $20 and $35, respectively.

In June 2017, the Company entered into a lease for an additional 2,240 square feet of office space at its headquarters in New Haven, Connecticut for a term of six months, expiring on December 31, 2017.  The Company recorded no rent expense associated with this agreement during the three and six months ended June 30, 2017.  The agreement requires minimum lease payments during the year ended December 31, 2017 (remaining six months) of $28.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 12).

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Research Commitments

The Company has entered into agreements with several CROs to provide services in connection with its preclinical studies and clinical trials. As of June 30, 2017, the Company had committed to minimum payments under these arrangements totaling $7,487.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2017 or December 31, 2016.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

15.  Related Party Transactions

License Agreement with Yale

On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 12). Yale is a related party because the Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement. As partial consideration for the license under the Yale Agreement, on September 30, 2013, the Company issued to Yale 250,000 common shares, representing 5.1% of the Company’s then outstanding equity on a fully diluted basis. The fair value of the shares, totaling $152, was recognized as research and development expense at the time of issuance of the shares. During the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016, the Company recognized research and development expense under the Yale Agreement of $3, $4, $6 and $4, respectively. As of June 30, 2017 and December 31, 2016, the Company owed no amounts to Yale.

Guarantor and Co-Guarantor Warrants

The Guarantor and Co-Guarantor of the Credit Agreement with Wells Fargo are each shareholders and members of the board of directors of the Company. The Company issued warrants to the Guarantor and Co-Guarantor in exchange for their respective guaranties (see Notes 7 and 8). The warrants were issued on January 26, 2017, pursuant to which each director received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share.

Kleo Pharmaceuticals, Inc.

On August 29, 2016, the Company executed a stock purchase agreement with Kleo to purchase 3,000,000 shares of Kleo common stock at a purchase price of $1.00 per share in an initial closing, which was completed on August 31, 2016, and committed to purchase an aggregate 5,500,000 additional shares of Kleo common stock at a purchase price of $1.00 per share (see Note 5). Kleo is a related party because the Company has determined that it exercises significant influence over the operating and financial policies of Kleo. In connection with its investment in Kleo, the Company received the right to designate two members of Kleo’s board of directors, who are the Chairman of the Company’s board of directors and another outside director of the Company. Also, the President and controlling stockholder of Kleo is a shareholder of the Company. In addition to the purchases under the stock purchase agreement described above, on August 29, 2016, the Company entered into an agreement with the then Chief Executive Officer of Kleo to purchase 500,000 shares of Kleo common stock from him, which purchase was completed in March 2017 (see Note 5). As of June 30, 2017, the Company owned 33.1% of Kleo’s outstanding capital stock. The Company has also entered into a clinical development master services agreement with Kleo to assist Kleo with clinical development. As of June 30, 2017, the Company had not performed any services or received any payments under this agreement.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Biohaven Pharmaceuticals, Inc.

BPI is a related party because the three founders, each of whom beneficially owned one-third of the equity of BPI prior to the Company’s acquisition of BPI on December 31, 2016 (see Note 16), are shareholders of the Company and also serve as the Company’s Chairman of the board of directors, Chief Executive Officer and Chief Medical Officer, respectively. Since the Company’s incorporation in September 2013, the Company is deemed to have had a variable interest in BPI, and BPI is deemed to have been a VIE, of which the Company is the primary beneficiary. Accordingly, the Company has consolidated the results of BPI since September 2013. All transactions between the Company and BPI have been eliminated in consolidation. On December 31, 2016, the Company acquired 100% of the capital stock of BPI for aggregate purchase consideration of $595 in the form of promissory notes to each of the former stockholders of BPI. In connection with the closing of the Company’s IPO in May 2017, the notes were paid in full, including principal of $595, and accrued interest of $9.

AstraZeneca AB

The Company entered into an exclusive license agreement with AstraZeneca in October 2016.  As part of the consideration under the agreement and in connection with the completion of the Series A First Closing in October 2016 and the completion of the IPO in May 2017, AstraZeneca received shares of the Company’s stock (see Notes 1 and 12).

Bristol Myers-Squibb Company

The Company entered into an exclusive license agreement with BMS in July 2016.  As part of the consideration under the agreement and in connection with the completion of the Company’s IPO in May 2017, BMS received shares of the Company’s stock (see Notes 1 and 12).

16.  Acquisition of Biohaven Pharmaceuticals, Inc.

On December 31, 2016, the Company entered into stock purchase agreements with each of the stockholders of BPI, acquiring 100% of the issued and outstanding shares of BPI for aggregate purchase consideration of $595. Prior to the acquisition, the Company was deemed to have had a variable interest in BPI, and BPI was deemed to be a VIE of which the Company was the primary beneficiary. As a result, the Company has consolidated the results of BPI since the Company’s incorporation in September 2013, and, prior to the acquisition of BPI, recognized a non-controlling interest in its consolidated balance sheet representing 100% of the capital stock of BPI not owned by the Company. The three founders of BPI, each of whom beneficially owned one-third of the equity of BPI, also serve as the Company’s Chairman of the board of directors, Chief Executive Officer, and Chief Medical Officer, respectively (see Note 15).

The Company funded the acquisition through the issuance of promissory notes to each of the former stockholders of BPI. The notes were payable in five annual payments, the first four of which were interest only, with the final payment to include the principal balance outstanding plus any accrued and unpaid interest. The notes bore interest at a rate of 4.5% per annum and had a maturity date of December 31, 2021. The notes would become immediately due and payable upon specified events, including immediately prior to the consummation of the IPO of the Company’s common shares or upon the occurrence of a change of control of the Company. There were no affirmative, negative or financial covenants associated with the notes. In May 2017, in connection with the completion of the IPO, the notes became immediately due and payable, and the Company paid the notes, including principal and unpaid interest, in full.

Because the Company consolidated BPI as a VIE prior to the acquisition, the acquisition of all of the capital stock of BPI did not result in a change of control for accounting purposes and was accounted for as an equity transaction. Accordingly, as of the acquisition date, the $86 carrying value of the non-controlling interest on December 31, 2016 was derecognized and the difference between the carrying value of the non-controlling interest of $86 and the purchase price of $595 was recorded as a $509 reduction to additional paid-in capital. There were no changes to this accounting treatment of BPI during the three months ended June 30, 2017.

For the three and six months ended June 30, 2016 when the Company consolidated BPI as a VIE, the Company recorded net income of $16 and a net loss of $19, respectively, attributable to non-controlling interests.

17.  Subsequent Events

For its unaudited consolidated financial statements as of June 30, 2017, and for the three and six months then ended, the Company evaluated subsequent events through the date on which those financial statements were issued.

Lease Agreement

In August 2017, the Company entered into a lease agreement for office space for its new headquarters in New Haven, Connecticut.  The lease commences on January 1, 2018 and will continue for 85 months with two five-year renewal terms for an additional 120 months.  The agreement requires minimum lease payments of $16 per month for the first twelve months of the lease after a one month free rent period.  Following the initial twelve months of the lease the, minimum lease payments will be increased by 2.5% per twelve-month term.

Milestone Payment under BMS Agreement

In July 2017, the Company achieved a specified research milestone under the BMS Agreement, which requires the Company to make a milestone payment of $5,000.

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

Overview

We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurologic diseases, including rare disorders. Our product candidates are small molecules based on two distinct mechanistic platforms—calcitonin gene-related peptide, or CGRP, receptor antagonists and glutamate modulators—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurologic indications with high unmet need in both large markets and orphan indications. The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute treatment of migraine. In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and another product candidate, BHV-3500, which we are developing for the prevention of chronic and episodic migraine, through a license agreement with Bristol-Myers Squibb Company, or BMS. In July 2017, we initiated two Phase 3 clinical trials of rimegepant. We intend to submit an IND for BHV-3500, our third generation CGRP receptor antagonist, by the end of 2017 to permit us to commence clinical trials.

We are developing three product candidates that modulate the body’s glutamate system. Two of these product candidates, trigriluzole and BHV-0223, act as glutamate transporter modulators, while our product candidate BHV-5000 is an antagonist of the glutamate N-methyl-D-aspartate, or NMDA, receptor. We are developing trigriluzole for the treatment of ataxias, with an initial focus on spinocerebellar ataxia, or SCA. We have received both orphan drug designation and fast track designation from the U.S. Food and Drug Administration, or FDA, for trigriluzole for the treatment of SCA and in May 2017 we completed enrollment of patients in a Phase 2/3 clinical trial, for which we expect to report topline results in the fourth quarter of 2017.

We are developing BHV-0223 for the treatment of amyotrophic lateral sclerosis, or ALS. In December 2016, we received orphan drug designation from the FDA for BHV-0223 to treat ALS. In the fourth quarter of 2017, we plan to commence a trial comparing the bioequivalence of BHV-0223 and riluzole in healthy volunteers. Depending on the outcome of this bioequivalence study, we plan to submit a new drug application, or NDA, to the FDA and pursue the regulatory approval of BHV-0223 for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act.

We are also developing BHV-5000, an orally available, first-in-class, low-trapping NMDA receptor antagonist, for the treatment of symptoms associated with Rett syndrome, including breathing irregularities. Rett syndrome is a rare and severe genetic neurodevelopmental disorder for which no approved treatments are currently available. We acquired worldwide rights to BHV-5000 under an exclusive license agreement with AstraZeneca AB, or AstraZeneca, in October 2016. We anticipate completing our commercial-grade formulation efforts for BHV-5000 in the third quarter of 2017. We plan to commence a Phase 1 clinical trial of BHV-5000 in the fourth quarter of 2017 to evaluate its pharmacokinetic properties and support future later stage trials in Rett syndrome.

Based upon preclinical and preliminary clinical work, we also believe there are several potential expansions for trigriluzole including potential for therapeutic application in a broad range of neuropsychiatric conditions, such as anxiety disorders, mood disorders and neurodegenerative disorders. We have begun clinical trial design and protocol development to explore the potential use of trigriluzole in OCD and Alzheimer’s disease.

Since our inception in September 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product candidates and related intellectual property rights, planning for commercialization, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. Prior to our IPO in May 2017, we funded our operations primarily with proceeds from the sale of preferred shares and common shares through private placements and borrowings under a credit agreement with a bank. Prior to the completion of our IPO in May 2017, we had received net cash proceeds of $96.4 million from sales of our preferred shares and common shares through private placements and gross proceeds of $5.0 million from borrowings under the credit agreement.

On May 3, 2017, our registration statement on Form S-1 relating to our IPO was declared effective by the SEC.  The IPO closed on May 9, 2017 and we issued and sold 9,900,000 common shares at a public offering price of $17.00 per share, for net proceeds of $152.7 million after deducting underwriting discounts and commissions of $11.8 million and other offering expenses of $3.9 million. Upon the closing of the IPO, all of the convertible preferred shares then outstanding converted into an aggregate of 9,358,560 common shares.

In addition, on May 9, 2017, the underwriters of the IPO fully exercised their option to purchase additional shares, and on May 11, 2017, we issued and sold 1,485,000 common shares resulting in net proceeds of $23.5 million after deducting offering expenses of $1.8 million.  Thus, the aggregate net proceeds we received from the IPO, after deducting underwriting discounts and commissions and offering expenses, were $176.1 million. In connection with the completion of the IPO, we issued an aggregate of 1,883,523 common shares to BMS and AstraZeneca in satisfaction of obligations to contingently issue equity securities pursuant to our license agreements for no additional consideration.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates and programs. Our net loss was $57.2 million and $9.8 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $132.6 million. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates. We also expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of June 30, 2017, we had cash of $204.3 million. We believe that our cash as of June 30, 2017 will enable us to repay our indebtedness and fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:

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

•                  employee-related expenses, including salaries, benefits, travel and share-based compensation expense for employees engaged in research and development functions;

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

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs, and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license agreements. We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to oversee the research and development as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track their costs by program.

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
BHV-0223	$450	$106	$694	$298
Trigriluzole	1,703	4,573	4,285	6,033
Rimegepant	12,181	—	15,142	—
BHV-3500	1,325	—	2,961	—
BHV-5000	73	—	73	—
Unallocated research and development costs	5,287	1,043	8,604	1,761
Total research and development expenses	$21,019	$5,722	$31,759	$8,092

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we increase personnel costs, including share-based compensation, conduct Phase 3 clinical trials of rimegepant, continue our ongoing Phase 2/3 clinical trial of trigriluzole, conduct other clinical trials and prepare regulatory filings for our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates.

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

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials. Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, this could result in expending significant additional financial resources and time on the completion of clinical development of that product candidate. Drug commercialization will take several years and millions of dollars in development costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, travel expense and share-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development activities of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and insurance costs as well as investor and public relations expenses associated with being a public company. We anticipate the additional costs for these services will increase our general and administrative expenses by approximately $1.5 million to $2.0 million on an annual basis. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

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

Change in Fair Value of Warrant Liability

In connection with entering into our credit agreement with Wells Fargo, we issued warrants to purchase our common shares to two of our directors in connection with a guarantee of our obligations under the agreement. We classify the warrants as a liability on our consolidated balance sheet that we remeasure to fair value at each reporting date, and we recognize changes in the fair value of the warrant liability as a component of other income (expense), net in our consolidated statement of operations and comprehensive loss. We will continue to recognize changes in the fair value of the warrant liability until the warrants are exercised, expire or qualify for equity classification.

Change in Fair Value of Derivative Liability

Our license agreement with Yale University, or Yale, provides for a change-of-control payment to Yale upon the occurrence of a change-of-control event, as defined in the agreement, including an initial public offering. We classify the change-of-control payment obligation as a liability on our consolidated balance sheet that we remeasure to fair value at each reporting date, and we recognize changes in the fair value of the derivative liability as a component of other income (expense), net in our consolidated statement of operations and comprehensive loss. In April 2017, the agreement with Yale was amended such that if the change-of-control event is an IPO, the change-of-control payment shall be due to Yale on the first trading day when Yale is free to sell its equity interest in the Company and the change-of-control fee shall be reduced by the dollar value of Yale’s equity interest in the Company on the first trading day when Yale is free to sell its equity interest in the Company. Yale’s equity interest in the Company is subject to a lock-up, which generally restricts Yale’s shares from being traded until October 31, 2017 and accordingly, the amount due to Yale in connection with the change-of-control provision of the agreement, if any, will be determined upon expiration of the lock-up period. The Company will continue to remeasure the derivative liability to fair value at each reporting date and will recognize changes in the fair value of the derivative liability until the expiration of the lock-up agreement in October 2017.  As of June 30, 2017, the fair value of the derivative liability was determined to be zero.

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

Loss from Equity Method Investment

In August 2016, we executed a stock purchase agreement with Kleo Pharmaceuticals, Inc., a privately-held Delaware Corporation, or Kleo, to purchase shares of Kleo’s common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock in four tranches over a 15-month period through December 2017. As of June 30, 2017, and December 31, 2016, we owned approximately 33.1% and 18.6%, respectively, of the outstanding shares of Kleo. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net in our consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our consolidated balance sheet.

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

In addition, in each reporting period, our tax provision includes the effects of consolidating the results of operations of BPI, either through December 30, 2016 as a variable interest entity or as of and subsequent to December 31, 2016 as our wholly owned subsidiary. As a company incorporated in the state of Delaware, BPI is subject to taxation in the United States. For the three and six months ended June 30, 2016, we recorded no tax benefits for the losses incurred by BPI due to BPI’s history of cumulative losses through that date and recorded a full valuation allowance against BPI’s deferred tax assets, which consisted primarily of its U.S. net operating loss carryforwards for the three and six months ended June 30, 2016, respectively.

As of December 31, 2016, we fully utilized BPI’s remaining U.S. net operating loss carryforwards due to BPI’s profitability in that period and we recorded a full release of the valuation allowance, which was a nominal amount. As a result, we recorded an income tax provision of $0.4 million and $0.6 million for the three and six months ended June 30, 2017, respectively, due to taxable income associated with BPI.

Net Income (Loss) Attributable to Non-Controlling Interests

From our inception through December 30, 2016, we consolidated the results of BPI as a variable interest entity. Although we did not have an ownership interest in BPI through that date, we determined that BPI was a variable interest entity, of which we were the primary beneficiary.

Net income (loss) attributable to non-controlling interests in our consolidated statement of operations and comprehensive loss through December 30, 2016 consisted of the portion of the net income or loss of BPI that was not allocated to us. Changes in the amount of net income (loss) attributable to non-controlling interests were directly impacted by changes in the net income or loss of BPI. On December 31, 2016, we acquired 100% of the issued and outstanding shares of BPI. As a result, for the three and six months ended June 30, 2017 and for periods thereafter, we no longer report any non-controlling interests related to BPI.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$21,019	$5,722	$15,297
General and administrative	4,199	1,124	3,075
Total operating expenses	25,218	6,846	18,372
Loss from operations	(25,218)	(6,846)	(18,372)
Other income (expense):
Interest expense	(362)	—	(362)
Change in fair value of warrant liability	(2,629)	—	(2,629)
Change in fair value of derivative liability	223	27	196
Change in fair value of contingent equity liability	(9,707)	—	(9,707)
Loss from equity method investment	(348)	—	(348)
Total other income (expense), net	(12,823)	27	(12,850)
Loss before provision for income taxes	(38,041)	(6,819)	(31,222)
Provision for income taxes	399	—	399
Net loss and comprehensive loss	(38,440)	(6,819)	(31,621)
Net income attributable to non-controlling interests	—	(16)	16
Accretion of beneficial conversion feature	(8,006)	—	(8,006)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(46,446)	$(6,835)	$(39,611)

Research and Development Expenses

	Three Months Ended
	June 30,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$450	$106	$344
Trigriluzole	1,703	4,573	(2,870)
Rimegepant	12,181	—	12,181
BHV-3500	1,325	—	1,325
BHV-5000	73	—	73
Unallocated research and development costs:
Personnel related (including share-based compensation)	2,931	786	2,145
Other	2,356	257	2,099
Total research and development expenses	$21,019	$5,722	$15,297

Research and development expenses were $21.0 million for the three months ended June 30, 2017, compared to $5.7 million for the three months ended June 30, 2016. The increase of $15.3 million was primarily due to increases of $12.2 million in direct costs for our rimegepant program, $4.2 million in unallocated research and development costs, $1.3 million in direct costs for our BHV-3500 program, $0.3 million in direct costs for our BHV-0223 program  and $0.1 million in direct costs for our BHV-5000 program, partially offset by a decrease of $2.9 million in spending related to our trigriluzole program.

The increase in direct costs for our migraine programs was primarily a result of drug supply and start-up activities for clinical trials for rimegepant and formulation development and toxicology for BHV-3500 during the three months ended June 30, 2017.  These programs were acquired in July 2016 pursuant to a license agreement executed with BMS.  The increases in direct costs from our BHV-0223 program was primarily a result of further clinical development and advancement of the program.

The increase in unallocated research and development costs was primarily due to an increase of $2.1 million in personnel-related costs, including share-based compensation, as a result of hiring additional research and development personnel. Personnel-related costs for the three months ended June 30, 2017 and 2016 included share-based compensation expense of $1.2 million and $0.4 million, respectively.  The increase in other unallocated costs was primarily due to increased use of research and development consultants that support activities across multiple drug candidate programs as well as the increased purchase of supplies used across all drug candidate programs.

The decrease in direct costs for our trigriluzole program primarily related to the costs associated with acquiring technology under our licensing agreement with ALS Biopharma and issuing 325,000 warrants to ALS Biopharma during the three months ended June 30, 2016 as well as decreased spending on clinical trials during the three months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses were $4.2 million for the three months ended June 30, 2017, compared to $1.1 million for the three months ended June 30, 2016. The increase of $3.1 million was primarily due to increases of $1.7 million in personnel-related costs, including share-based compensation, due to the hiring of additional personnel in our general and administrative functions, $1.3 million in professional fees supporting ongoing business operations and $0.1 million in insurance-related costs. Personnel-related costs for the three months ended June 30, 2017 and 2016 included share-based compensation expense of $1.4 million and $0.4 million, respectively.

Other Income (Expense), Net

Other income (expense), net was a net expense of $12.8 million for the three months ended June 30, 2017, compared to net income of $27,000 for the three months ended June 30, 2016. The increase of $12.8 million in net expense was primarily due to an increase of $9.7 million in the fair value of the contingent equity liabilities associated with our license agreements with BMS and AstraZeneca, an increase of $2.6 million in the fair value of the warrant liabilities of the warrants associated with our Wells Fargo credit agreement, an increase of $0.3 million of loss from equity method investment and an increase in interest expense of $0.4 million due to interest on borrowings under our Wells Fargo credit agreement that we entered into subsequent to the three months ended June 30, 2016. These increases in other expense were partially offset by a decrease of $0.2 million in the fair value of the derivative liability associated with our license agreement with Yale.

Provision for Income Taxes

We recorded a provision for income taxes of $0.4 million for the three months ended June 30, 2017, compared to no provision for income taxes for the three months ended June 30, 2016. We recorded a tax provision for the three months ended June 30, 2017 for the U.S. federal and state income taxes of BPI’s profitable operations in the United States during that period and due to the fact that, as of December 31, 2016, we fully utilized BPI’s remaining U.S. net operating loss carryforwards.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

`	Six Months Ended
	June 30,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$31,759	$8,092	$23,667
General and administrative	7,956	1,737	6,219
Total operating expenses	39,715	9,829	29,886
Loss from operations	(39,715)	(9,829)	(29,886)
Other income (expense):
Interest expense	(667)	—	(667)
Change in fair value of warrant liability	(3,083)	—	(3,083)
Change in fair value of derivative liability	512	24	488
Change in fair value of contingent equity liability	(13,082)	—	(13,082)
Loss from equity method investment	(566)	—	(566)
Total other income (expense), net	(16,886)	24	(16,910)
Loss before provision for income taxes	(56,601)	(9,805)	(46,796)
Provision for income taxes	592	—	592
Net loss and comprehensive loss	(57,193)	(9,805)	(47,388)
Net loss attributable to non-controlling interests	—	19	(19)
Accretion of beneficial conversion feature	(12,006)	—	(12,006)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(69,199)	$(9,786)	$(59,413)

Research and Development Expenses

	Six Months Ended
	June 30,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$694	$298	$396
Trigriluzole	4,285	6,033	(1,748)
Rimegepant	15,142	—	15,142
BHV-3500	2,961	—	2,961
BHV-5000	73	—	73
Unallocated research and development costs:
Personnel related (including share-based compensation)	4,808	1,425	3,383
Other	3,796	336	3,460
Total research and development expenses	$31,759	$8,092	$23,667

Research and development expenses were $31.8 million for the six months ended June 30, 2017, compared to $8.1 million for the six months ended June 30, 2016. The increase of $23.7 million was primarily due to increases of $15.1 million in direct costs for our rimegepant program, $6.8 million in unallocated research and development costs, $3.0 million in direct costs for our BHV-3500 program, $0.4 million in direct costs for our BHV-0223 program and $0.1 million in direct costs for BHV-5000, partially offset by a decrease of $1.7 million in spending related to our trigriluzole program.

The increase in direct costs for our migraine programs were primarily in support of drug supply and start-up activities for clinical trials for rimegepant and formulation development and toxicology for BHV-3500 during the six months ended June 30, 2017.  These programs were acquired in July 2016 pursuant to a license agreement with BMS.  The increases in direct costs from our BHV-0223 and BVH-5000 programs were primarily a result of further clinical development and advancement of these programs.

The increase in unallocated research and development costs was primarily due to an increase of $3.4 million in personnel-related costs, including share-based compensation, as a result of hiring additional research and development personnel. Personnel-related costs for the six months ended June 30, 2017 and 2016 included share-based compensation expense of $2.2 million and $0.7 million, respectively.  The increase in other unallocated costs was primarily due to increased use of research and development consultants that support activities across multiple drug candidate programs as well as the increased purchase of supplies used across all drug candidate programs.

The decrease in direct costs for our trigriluzole program primarily related to the costs associated with acquiring technology under our licensing agreement with ALS Biopharma and issuing 325,000 warrants to ALS Biopharma during the six months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the six months ended June 30, 2017, compared to $1.7 million for the six months ended June 30, 2016. The increase of $6.2 million was primarily due to increases of $2.5 million in personnel-related costs, including share-based compensation, due to the hiring of additional personnel in our general and administrative functions, $3.4 million in professional fees supporting ongoing business operations, $0.2 million in facility-related costs and $0.1 million in insurance related costs. Personnel-related costs for the six months ended June 30, 2017 and 2016 included share-based compensation expense of $2.3 million and $0.7 million, respectively.

Other Income (Expense), Net

Other income (expense), net was a net expense of $16.9 million for the six months ended June 30, 2017, compared to net income of $24,000 for the six months ended June 30, 2016. The increase of $16.9 million in net expense was primarily due to an increase of $13.1 million in the fair value of the contingent equity liabilities associated with our license agreements with BMS and AstraZeneca, an increase of $3.1 million in fair value of the warrant liabilities of the warrants associated with our Wells Fargo credit agreement, an increase of $0.6 million of loss from equity method investment and an increase in interest expense of $0.7 million due to interest on borrowings under Wells Fargo credit agreement that we entered into subsequent to the six months ended June 30, 2016. These increases in other expense were partially offset by a decrease of $0.5 million in the fair value of the derivative liability associated with our license agreement with Yale.

Provision for Income Taxes

We recorded a provision for income taxes of $0.6 million for the six months ended June 30, 2017, compared to no provision for income taxes for the six months ended June 30, 2016. We recorded a tax provision for the six months ended June 30, 2017 for the U.S. federal and state income taxes of BPI’s profitable operations in the United States during that period and due to the fact that, as of December 31, 2016, we fully utilized BPI’s remaining U.S. net operating loss carryforwards.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of our IPO in May 2017, we funded our operations primarily with proceeds from the sale of preferred shares and common shares through private placements and borrowings under our credit agreement with Wells Fargo. Prior to the completion of our IPO, we had received net cash proceeds of $96.4 million from sales of our preferred shares and common shares and gross proceeds of $5.0 million from borrowings under the credit agreement.

On May 3, 2017, our registration statement on Form S-1 relating to our IPO was declared effective by the SEC. The IPO closed on May 9, 2017 and we issued and sold 9,900,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of $152.7 million after deducting underwriting discounts and commissions and other offering expenses. In addition, on May 9, 2017, the underwriters of our IPO fully exercised their option to purchase additional shares, and on May 11, 2017, we issued and sold an additional 1,485,000 common shares, resulting in additional net proceeds to us of $23.5 million, after deducting underwriting discounts and commissions and other offering expenses. Thus, the aggregate net proceeds we received from the IPO, after deducting underwriting discounts and commissions and offering expenses, were $176.1 million.

Upon the closing of the IPO, we paid principal and interest aggregating $0.6 million due under the notes payable to related parties.

As of June 30, 2017, we had cash of $204.3 million.  Cash in excess of immediate requirements is invested primarily in non-interest-bearing accounts with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(32,702)	$(4,781)
Net cash used in investing activities	(2,921)	(4)
Net cash provided by financing activities	216,348	9,839
Net increase in cash	$180,725	$5,054

Operating Activities

During the six months ended June 30, 2017, operating activities used $32.7 million of cash, resulting from our net loss of $57.2 million, partially offset by non-cash charges of $21.4 million and net cash provided by changes in our operating assets and liabilities of $3.1 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2017 consisted primarily of a $3.7 million increase in accrued expenses and a $3.3 million increase in accounts payable partially offset by an increase of $3.8 million in prepaid expense and other current assets. The increases in accrued expenses, accounts payable and prepaid expenses and other current assets were primarily due to increases in clinical trial costs and professional fees associated with the preparation, audit and review of our financial statements.

During the six months ended June 30, 2016, operating activities used $4.8 million of cash, resulting from our net loss of $9.8 million, partially offset by non-cash charges of $3.5 million and net cash provided by changes in our operating assets and liabilities of $1.5 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2016 consisted primarily of a $2.1 million increase in accrued expenses and a $0.8 million increase in accounts payable these increase are offset by an increase $1.4 million in prepaid expenses and other current assets.  The increase in accrued expenses and accounts payable was due to our increased level of operating activities and the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2017, we used $2.9 million of cash in investing activities, primarily consisting of our purchases of common stock of Kleo pursuant to our purchase obligations.

During the six months ended June 30, 2016, we used an insignificant amount of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2017, net cash provided by financing activities was $216.3 million, primarily consisting of net proceeds of $176.1 million from our issuance of common shares in our IPO and $38.6 million from our issuance of Series A preferred shares, partially offset by $3.1 million of payments of offering costs associated with our IPO and our repayment of related party notes payable of $0.6 million.

During the six months ended June 30, 2016, net cash provided by financing activities was $9.9 million, primarily consisting of net proceeds from our issuance of common shares.

Credit Agreement

On August 30, 2016, we entered into a one-year credit agreement with Wells Fargo providing for a term loan in the principal amount of $5.0 million, or the Credit Agreement, and we borrowed the full $5.0 million available. Our obligations under the Credit Agreement are guaranteed by a member of our board of directors, who is also a shareholder. A second member of our board of directors and shareholder entered into a separate agreement with the loan guarantor to serve as a secondary guarantor for 50% of the loan balance. In connection with their guaranties of the loan, we issued to each of these two directors an immediately exercisable warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. Borrowings under the Credit Agreement bear interest at a variable rate equal to monthly LIBOR, which was 1.23% as of June 30, 2017, plus 1.50% per annum. In the event of a default, the interest rate applicable is equal to the monthly LIBOR rate then in effect, increased by 4.0% per annum. The Credit Agreement requires monthly, interest-only payments through the maturity date of August 30, 2017, at which date all remaining amounts will be due and payable. The Credit Agreement contains affirmative and negative covenants, but does not contain any financial covenants.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, as a result of our IPO, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase as we:

•                  progress our two Phase 3 clinical trials of rimegepant and our Phase 2/3 clinical trial of trigriluzole, complete our trigriluzole bioequivalence study bridging the Phase 2/3 clinical trial formulation with the commercial-ready formulation and conduct our planned bioequivalence study for BHV-0223;

•                  continue to initiate and progress other supporting studies required for regulatory approval of our product candidates, including long-term safety studies, drug-drug interaction studies, preclinical toxicology and carcinogenicity studies;

•                  support formulation efforts of BHV-5000, initiate our planned Phase 1 clinical trial and support activities for follow-on later-phase studies and clinical trials;

•                  progress formulation, toxicology, and clinical development for BHV-3500;

•                  submit INDs and initiate randomized controlled trials of trigriluzole in Alzheimer’s disease and obsessive compulsive disorder;

•                  advance into adjacent ataxia indications, such as Friedreich’s Ataxia and Sporadic Ataxia, if we receive favorable results from our ongoing Phase 2/3 clinical trial of trigriluzole in SCA;

•                  complete commercial-grade formulation work and stability testing for all of our programs;

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

•                  support collaborations with external institutions or agencies for the purpose of ongoing development and future commercialization of our product candidates;

•                  maintain, expand and protect our intellectual property portfolio; and

•                  acquire or in-license other product candidates and technologies.

We believe that our existing cash as of June 30, 2017 will enable us to repay our indebtedness and to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements, including the completion of our ongoing Phase 2/3 clinical trial of trigriluzole, completion our bioequivalence studies with BHV-0223, completion of our two Phase 3 clinical trials for rimegepant, and completion of our Phase 1 study for BHV-5000. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize rimegepant, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for rimegepant, trigriluzole or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we will be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus dated May 3, 2017 for the IPO, which was filed with the SEC on May 5, 2017 and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash of $204.3 million and $23.6 million, respectively. As of June 30, 2017, we generally held our cash in non interest-bearing money market accounts. Our primary exposure to market risk at that point in time is interest rate sensitivity applicable to our variable rate borrowings described below, which is affected by changes in the general level of U.S. interest rates. Due to the fact that we hold our cash in non-interest bearing accounts, the value of these accounts is not subject to fluctuation in interest rates.

Prior to the completion of our IPO in May 2017, we adopted an investment policy related to the use of the net proceeds from the sale of our common shares in our IPO, pursuant to which we hold such net proceeds in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations.

As of June 30, 2017, we had $5.0 million of borrowings outstanding under the Credit Agreement. Amounts outstanding under the Credit Agreement bear interest at a variable rate equal to monthly LIBOR, which was 1.23% as of June 30, 2017, plus a margin of 1.50%. An immediate 10% change in monthly LIBOR rates would not have had a material impact on our debt-related obligations, financial position or results of operations. In addition, given the short-term nature of the Credit Agreement, which matures in August 2017, we do not believe our exposure to interest rate risk is significant.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).

In connection with the preparation of our financial results for the years ended December 31, 2014 and 2015, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective as a result of material weaknesses in our control over financial reporting. The material weaknesses remained unremediated as of December 31, 2016 and June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting included the following:

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

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2017, we hired a corporate controller and senior accountant and began implementation of a new Enterprise Resource Planning, or ERP, system to begin to address the above-referenced material weaknesses.

Except as described above, there has been no change in our internal control over financial reporting during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant operating losses. Our net loss was $57.2 million and $63.5 million for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $132.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

As of June 30, 2017, we had cash of $204.3 million. We expect that our existing cash will enable us to repay our indebtedness and to fund our operating expenses and capital expenditure requirements through October 2018. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, the conducting of our two Phase 3 trials of rimegepant, each of which commenced enrollment in July 2017, the conducting of our ongoing Phase 2/3 trial of trigriluzole, and other preclinical and clinical activities related to BHV-0223, BHV-5000 and BHV-3500. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:

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

In addition, the results of preclinical studies and earlier clinical trials may not be predictive of the results of later-stage preclinical studies or clinical trials. The results generated to date in preclinical studies or clinical trials for our product candidates do not ensure that later preclinical studies or clinical trials will demonstrate similar results. Further, we have limited clinical data for each of our product candidates and have not completed Phase 3 clinical trials for any of our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and earlier stage clinical trials. For example, the favorable results of the Phase 2b trial of rimegepant may not be predictive of similar results in subsequent trials. In particular, we have developed a new dosage form of rimegepant for use in our Phase 3 clinical trials of rimegepant, which commenced enrollment in July 2017. We cannot be certain that we will observe the same results in our Phase 3 trials with the new dosage form as we did in the Phase 2b clinical trial of rimegepant. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

In order to commence our planned clinical trials of BHV-0223, BHV-3500 and BHV-5000, we will have to complete development of a commercial-grade formulation and obtain sufficient clinical supply of both product candidates.

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

For example, with respect to our ongoing Phase 2/3 clinical trial for trigriluzole for the treatment of SCA, the FDA has stated that elements of the SARA (i.e., gait, stance, sitting and speech disturbance) appear capable of reflecting a clinically meaningful benefit for patients depending on how the scoring of these items is defined. If the scoring categories are based on clinically important distinctions, use of these items as a primary endpoint in studies intended to support approval could be appropriate. However, the FDA has stated its concern that our use of the SARA scale, as currently constructed, as a primary endpoint is not appropriate in this trial. No drug has been approved for the treatment of SCA and, therefore, a clear regulatory pathway for approval has not previously been established. Although we selected the SARA scale, which is a validated scale that has been used in a third-party clinical trial for the treatment of hereditary ataxias (including SCA), as the primary outcome measure for the trial based on advice of an advisory panel of ataxia experts, we plan to continue to engage the FDA on the merits of the SARA and provide additional support for this position. Because we have already begun our Phase 2/3 clinical trial and the FDA has not suggested an alternative scale that it believes would be acceptable to assess clinical benefit in SCA, we have limited options to incorporate an alternate scale that has been validated and is accepted by the field’s experts as measuring clinically meaningful changes. As such, we cannot guarantee that the FDA or any future advisory committee will be satisfied with our approach using the SARA. We cannot guarantee that any regulatory agency or future advisory committee would interpret a successful outcome using the SARA as our primary measure in the same fashion that we would.

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

In animal studies, at very high doses, rimegepant was observed to have a negative effect on the liver. We observed elevated liver enzymes in one patient that received very high doses of rimegepant in a drug-drug interaction study. We recently repeated that drug-drug interaction study at the anticipated therapeutic dose of rimegepant and did not observe clinically meangingful elevations in liver enzymes (no liver enzymes above 2 x the upper limit of normal of AST or ALT).

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

With respect to BHV-0223, which we are developing for the treatment of ALS, we believe our primary competition is Covis Pharmaceuticals, which sells Rilutek, the brand name for riluzole, and the six approved generic versions of Rilutek. Edaravone (Radicava, Mitsubishi Tanabe Pharma) was recently approved by the FDA on May 5, 2017 for the treatment of ALS, based on efficacy studies conducted in Japan with the vast majority of patients on background riluzole therapy.  Edaravone is administered to patients by intravenous infusion. We are aware of at least two other companies marketing or planning to market new formulations of riluzole. MonoSol Rx has filed an IND with the FDA to conduct clinical trials for a riluzole oral soluble film, and Italfarmaco SpA, or Italfarmaco, a private Italian company, markets an oral liquid suspension formulation of riluzole in the United Kingdom and elsewhere in Europe under the brand name Teglutik. To our knowledge, no other companies are marketing sublingual formulations of riluzole. Other companies of which we are not aware may also be developing formulations using the API riluzole; if such companies pursued regulatory approval of such product candidates using the Section 505(b)(2) regulatory pathway, those product candidates would potentially compete with BHV-0223. For example, Italfarmaco has obtained orphan designation for Teglutik, and is eligible to obtain orphan exclusivity subject to a showing of clinical superiority to riluzole. If Teglutik is shown to be clinically superior to Rilutek and receives marketing approval before BHV-0223, then BHV-0223 may need to demonstrate clinical superiority to Teglutik to receive marketing approval.

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

Established biopharmaceutical companies may invest heavily to accelerate research and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA approval for or commercializing drugs before we do, which would have an adverse impact on our business and results of operations.

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

We intend to conduct our clinical trials, including the recently commenced Phase 3 clinical trials of rimegepant and our ongoing Phase 2/3 clinical trial of trigriluzole, using our own clinical resources while also leveraging expertise and assistance from CROs as appropriate. We do not currently have the ability to independently conduct large-scale clinical trials, such as a Phase 3 clinical trial, without outside assistance.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May, 2017. More recently, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. Congress will likely consider other legislation to replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

We have obtained orphan drug designation in the United States for trigriluzole in SCA, BHV-0223 in ALS and BHV-5000 in Rett syndrome. We may seek orphan drug designation for other product candidates in the future. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

As of June 30, 2017, we had 24 employees, all of which were employed directly by our U.S. subsidiary, Biohaven Pharmaceuticals, Inc. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of August 14, 2017, we had 35,930,698 common shares outstanding.  Of these, approximately 11.4 million shares are freely tradable without restrictions or further registration under the Securities Act except for any shares held by our affiliates as defined in Rule 144 under the Securities Act, and an additional 24.5 million common shares will be available for sale in the public market beginning at the end of October 2017, following the scheduled expiration of lock-up agreements between some of our shareholders and the underwriters in connection with our recent IPO. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Prior to the completion of our IPO, we have been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during each of fiscal 2014 and 2015 and remained unremediated as of June 30, 2017 and December 31, 2016. These material weaknesses in our internal control over financial reporting are described below.

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

We have initiated remediation efforts focused on improving our internal control over financial reporting and to specifically address the control deficiencies that led to our material weaknesses. These efforts include the following:

•                  Initial investment in finance and accounting organization and systems, including:

•                  Hiring of our chief financial officer in May 2016;

•                  Hiring of a corporate controller in January 2017;

•                  Hiring of a senior accountant in April 2017; and

•                  Beginning the implementation of a new ERP system during the second quarter of 2017.

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

Warrants

On June 6, 2017, we issued a warrant to purchase 6,751 common shares at an exercise price of $22.22 per share in partial consideration for investor relations services to be provided to us by a third party. The warrant is immediately exercisable and expires 10 years from the issuance date. The offer and sale of the securities described in the paragraphs above were exempt from registration under Section 4(a)(2) of the Securities Act as an offering not involving a public offering.

Stock Option Grants

From April 1, 2017 through May 3, 2017, we granted options under our 2017 Equity Incentive Plan and 2014 Equity Incentive Plan to purchase an aggregate of 553,514 our common shares to employees, consultants and directors, having exercise prices ranging from $9.29 to $10.82 per share. These issuances were exempt from registration under Rule 701 promulgated under the Securities Act, in that the transaction was under a written compensation contract as provided under Rule 701.

(b) Use of IPO Proceeds

On May 3, 2017, our registration statement on Form S-1, as amended (File No 333-217214) was declared effective by the SEC in connection with our IPO, pursuant to which we sold 11,385,000 of our common shares at a public offering price of $17.00 per share, including the full exercise by the underwriters of their option to purchase additional shares.

We received net proceeds of $176.1 million, after deducting underwriting discounts and commissions and offering expenses borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates. Morgan Stanley, Piper Jaffray & Co. and Barclays Capital acted as joint book-running managers for the offering. William Blair acted as lead manager.  Needham & Company acted as co-manager.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated May 3, 2017, as filed with the SEC.

Item 6. Exhibits

Exhibit No.	Description

2.1

Securities Purchase Agreement between Kleo Pharmaceuticals, Inc. and the Registrant, dated as of August 29, 2016. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38080) filed with the SEC on June 14, 2017).

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
Dated: August 14, 2017
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Securities Purchase Agreement between Kleo Pharmaceuticals, Inc. and the Registrant, dated as of August 29, 2016. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38080) filed with the SEC on June 14, 2017).

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