Form 10-Q
period 2017-09-30
Biohaven Pharmaceutical Holding Co Ltd.
filed 2017-11-14
CIK 1689813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, the registrant had 36,017,573 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$175,754	$23,565
Restricted cash	—	67
Prepaid expenses and other current assets	3,749	403
Total current assets	179,503	24,035
Property and equipment, net	267	26
Deferred offering costs	—	134
Equity method investment (Note 5)	4,900	2,753
Restricted cash	—	60
Deferred tax assets	—	9
Total assets	$184,670	$27,017

Liabilities, Convertible Preferred Shares and Shareholders’ Equity (Deficit)

Current liabilities:
Notes payable, net of discount	$—	$4,216
Accounts payable	8,753	746
Accrued expenses	13,360	2,980
Total current liabilities	22,113	7,942
Warrant liability	6,289	780
Derivative liability	—	512
Contingent equity liability, non-current	—	18,938
Notes payable to related parties	—	595
Other long-term liabilities	75	13
Total liabilities	28,477	28,780
Commitments and contingencies (Note 14)
Series A convertible preferred shares, no par value, 0 and 11,242,172 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 0 and 4,948,369 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $0 and $45,976 as of September 30, 2017 and December 31, 2016, respectively	—	43,270
Shareholders’ equity (deficit):
Common shares, no par value; 200,000,000 and 38,000,000 shares authorized as of September 30, 2017 and December 31, 2016 , respectively; 35,930,698 and 13,088,500 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	310,635	19,944
Additional paid-in capital	21,122	10,479
Accumulated deficit	(175,564)	(75,456)
Total shareholders’ equity (deficit)	156,193	(45,033)
Total liabilities, convertible preferred shares and shareholders’ equity (deficit)	$184,670	$27,017

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$34,996	$27,045	$66,755	$35,137
General and administrative	4,571	920	12,527	2,657
Total operating expenses	39,567	27,965	79,282	37,794
Loss from operations	(39,567)	(27,965)	(79,282)	(37,794)
Other income (expense):
Interest expense	(239)	(93)	(906)	(93)
Interest income	10	—	10	—
Change in fair value of warrant liability	(2,426)	2	(5,509)	2
Change in fair value of derivative liability	—	(129)	512	(105)
Change in fair value of contingent equity liability	—	—	(13,082)	—
Loss from equity method investment	(638)	(75)	(1,204)	(75)
Total other income (expense), net	(3,293)	(295)	(20,179)	(271)
Loss before provision for income taxes	(42,860)	(28,260)	(99,461)	(38,065)
Provision for income taxes	55	—	647	—
Net loss and comprehensive loss	(42,915)	(28,260)	(100,108)	(38,065)
Net loss attributable to non-controlling interests	—	50	—	69
Accretion of beneficial conversion feature on Series A preferred shares	—	—	(12,006)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(42,915)	$(28,210)	$(112,114)	$(37,996)

Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(1.19)	$(2.16)	$(4.47)	$(3.05)
Weighted average common shares outstanding—basic and diluted	35,930,698	13,050,446	25,102,920	12,447,153

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Series A Convertible				Additional		Total
	Preferred Shares		Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2016	4,948,369	$43,270	13,088,500	$19,944	$10,479	$(75,456)	$(45,033)
Issuance of Series A preferred shares, net of offering costs of $1,334	4,305,182	38,666	—	—	—	—	—
Issuance of Series A preferred shares as payment of offering costs	105,009	—	—	—	—	—	—
Beneficial conversion feature on Series A preferred shares	—	(12,006)	—	—	12,006	—	12,006
Accretion of beneficial conversion feature on Series A preferred shares	—	12,006	—	—	(12,006)	—	(12,006)
Issuance of common shares as payment for equity investment (Note 5)	—	—	32,500	352	—		352
Conversion of convertible preferred shares to common shares	(9,358,560)	(81,936)	9,358,560	81,936	—	—	81,936
Issuance of common shares in settlement of contingent equity liability	—	—	1,883,523	32,020	—	—	32,020
Issuance of common shares upon completion of initial public offering, net of offering costs	—	—	11,385,000	176,128	—	—	176,128
Issuance of common share warrant as consideration for services	—	—	—	—	93	—	93
Exercise of stock options	—	—	182,615	255	(255)	—	—
Share-based compensation expense	—	—	—	—	10,805	—	10,805
Net loss	—	—	—	—	—	(100,108)	(100,108)
Balances as of September 30, 2017	—	$—	35,930,698	$310,635	$21,122	$(175,564)	$156,193

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(100,108)	$(38,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,805	2,167
Depreciation expense	21	2
Non-cash interest expense	784	93
Fair value of warrants issued as consideration for license agreement	—	2,127
Change in fair value of warrant liability	5,509	(2)
Change in fair value of derivative liability	(512)	105
Change in fair value of contingent equity liability	13,082	13,125
Loss from equity method investment	1,204	75
Non-cash amortization of fair value of warrant issued as consideration for service	29	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,282)	(484)
Deferred tax assets	9
Accounts payable	7,978	982
Accrued expenses	10,371	6,426
Other long-term liabilities	62	—
Net cash used in operating activities	(54,048)	(13,449)
Cash flows from investing activities:
Purchases of property and equipment	(253)	(5)
Purchase of equity method investment	(2,999)	(3,000)
Decrease in restricted cash	127	—
Net cash used in investing activities	(3,125)	(3,005)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	11,399
Proceeds from issuance of common shares upon completion of initial public offering, net of underwriting commissions and discounts	179,996	—
Proceeds from issuance of Series A preferred shares	40,000	—
Payments of related party notes payable	(595)	—
Proceeds from borrowings	—	5,000
Repayment of notes payable	(5,000)	—
Payments of offering costs	(5,039)	(238)
Net cash provided by financing activities	209,362	16,161
Net increase in cash	152,189	(293)
Cash at beginning of period	23,565	1,460
Cash at end of period	$175,754	$1,167
Supplemental disclosure of cash flow information:
Cash paid for interest	$122	$—
Cash paid for income taxes	$450	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$29	$71
Debt issuance costs included in accrued expenses	$—	$26
Issuance of warrants to guarantor and co-guarantor of notes payable	$—	$934
Beneficial conversion feature on Series A preferred shares	$12,006	$—
Accretion of beneficial conversion feature on Series A preferred shares	$12,006	$—
Issuance of Series A preferred shares as payment of offering costs	$1,242	$—
Issuance of common shares as payment of equity investment	$352	$—
Issuance of common share warrant as consideration for services	$93	$—
Exercise of stock options	$255	$—
Purchases of property and equipment included in accounts payable	$9	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Biohaven Pharmaceutical Holding Company Ltd. (the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. The Company is a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurologic diseases, including rare disorders. The Company’s product candidates are small molecules based on two distinct mechanistic platforms—calcitonin gene-related peptide (“CGRP”) receptor antagonists and glutamate modulators—which the Company believes have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large markets and orphan indications. The most advanced product candidate from the Company’s CGRP receptor antagonist platform is rimegepant, which the Company is developing for the acute treatment of migraine and for which it initiated two Phase 3 clinical trials in July 2017, with topline results expected in the first quarter of 2018. In August 2017, the Company commenced a long term safety study of rimegepant in patients with migraine, with topline results expected in the second quarter of 2019.  The Company is planning to file its investigational new drug application (“IND”) for BHV-3500, a third generation CGRP receptor antagonist for the prevention of episodic and chronic migraine, by the first quarter of 2018.

The most advanced product candidate from the Company’s glutamate modulation platform is trigriluzole, which the Company is developing for the treatment of a variety of neurological conditions.  In October 2017, the Company reported topline data from the 8-week randomization period from the ongoing Phase 2/3 clinical trial in spinocerebellar ataxia (“SCA”).  At the 8-week timepoint, trigriluzole did not statistically differentiate from placebo. The 48-week extension phase of the SCA trial is ongoing with topline results expected by the fourth quarter of 2018. A Phase 2/3 double-blind, randomized controlled trial examining the efficacy and safety of trigriluzole in the treatment of Obsessive-Compulsive Disorder (“OCD”), is expected to commence by the end of 2017.  In addition, a Phase 2 double-blind, randomized controlled trial of trigriluzole in the treatment of mild-to-moderate Alzheimer’s disease is being advanced in collaboration with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. This clinical trial is expected to begin in the first half of 2018.  The Company’s second most advanced product candidate from its glutamate modulation platform is BHV-0223, which the Company is developing for the treatment of amyotrophic lateral sclerosis (“ALS”), a neurodegenerative disease that affects nerve cells in the brain and spinal cord. In November 2017, the Company announced that the first subject was dosed in its bioequivalence study designed to demonstrate the pharmacokinetic equivalence of sublingual BHV-0223 compared to riluzole.  If the results are positive, the Company plans to subsequently submit an NDA in 2018 for the use of BHV-0223 in patients with ALS under the Section 505(b)(2) regulatory pathway.

The Company is planning to file its IND for BHV-5000, a third product candidate in the Company’s glutamate modulation platform, for the treatment of Rett syndrome and commence a Phase 1 clinical trial by the end of 2017.  If the results of the Phase 1 study supports advancing the current formulation of BHV-5000, the Company plans to commence a single Phase 2/3 clinical trial of BHV-5000 for the treatment of breathing irregularities associated with Rett syndrome in 2018.

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

The Company has historically outsourced all of the research and clinical development for its programs under a master services agreement (the “MSA”) with Biohaven Pharmaceuticals, Inc. (“BPI”).  BPI was incorporated in the state of Delaware in July 2013. The three founders of BPI, each of whom beneficially owned one-third of the equity of BPI prior to the Company’s acquisition of BPI on December 31, 2016 (see Note 15), are shareholders of the Company and also serve as the Company’s Chairman of the board of directors, Chief Executive Officer, and Chief Medical Officer, respectively (see Note 15). BPI is a contract research organization (“CRO”) whose only customer is the Company.  Since its incorporation, substantially all of the operations of BPI have been performed in service to the Company under the terms of the MSA, and substantially all of the funding for the operations of BPI was provided by the Company. The Company has determined that (i) it has the authority to direct the activities of BPI that most

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

significantly impact the economics of the entity and (ii) the equity at risk in BPI is insufficient to finance its operations. As a result, the Company is deemed to have had a variable interest in BPI, and BPI is deemed to be a variable interest entity (“VIE”) of which the Company is the primary beneficiary.  Since the date of the Company’s incorporation in September 2013, the Company has consolidated the results of BPI. Upon original consolidation, the Company applied purchase accounting by recording the fair values of BPI’s assets acquired and liabilities assumed, which were determined to be zero because BPI had not yet commenced any operations. For the three and nine months ended September 30, 2016, 100% of the equity in BPI was reflected as a net loss attributable to non-controlling interest on the consolidated statement of operations and comprehensive loss. On December 31, 2016, the Company acquired 100% of the issued and outstanding shares of BPI (see Note 16), and as a result, for periods subsequent to the acquisition, the Company no longer reports any non-controlling interest related to BPI.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

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

Through September 30, 2017, the Company has funded its operations primarily with proceeds from sales of preferred and common shares, borrowings under a credit agreement and proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $100,108 and $38,065 during the nine months ended September 30, 2017 and 2016, respectively. In addition, as of September 30, 2017, the Company had an accumulated deficit of $175,564. The Company expects to continue to generate operating losses for the foreseeable future. As of November 14, 2017, the issuance date of these consolidated financial

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

statements, the Company expects that its cash of $175,754 as of September 30, 2017 will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the date of issuance of these consolidated financial statements, and as a result, there is not substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2017 and the results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period.

Restricted Cash

As of December 31, 2016, current restricted cash consisted of $67 of cash received from investors as an advance payment for their participation in the second closing of the Company’s sale of Series A preferred shares. The Company closed the second and final tranche of its Series A preferred financing in February 2017.  As a result, there was no current restricted cash as of September 30, 2017.  As of December 31, 2016, the Company’s non-current restricted cash consisted of a $60 certificate of deposit held as a security deposit in connection with the Company’s corporate credit card.  In June 2017, the $60 security deposit was returned and, as a result, there was no non-current restricted cash as of September 30, 2017.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such equity financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. As of December 31, 2016, the Company recorded deferred offering costs relating to its IPO of $134. The Company’s IPO was completed in May 2017 and these costs, as well as additional IPO costs incurred in 2017, were recorded as a reduction to shareholders’ equity.  As of September 30, 2017, the Company did not have any deferred offering costs recorded.

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

In April 2017, the agreement with Yale was amended such that if the change-of-control event was an IPO, the change-of-control payment would be due to Yale on the first trading day when Yale was free to sell its equity interest in the Company and the change-of-control fee would be reduced by the dollar value of Yale’s equity interest in the Company on the first trading day when Yale was free to sell its equity interest in the Company. Yale’s equity interest in the Company was subject to a lock-up agreement, which generally restricted Yale’s shares from being traded until October 31, 2017 and accordingly, the amount due to Yale in connection with the change-of-control provision of the agreement, if any, would be determined upon expiration of the lock-up period. The Company continued to remeasure the derivative liability to fair value at each reporting date and recognized any changes in the fair value of the derivative liability through October 31, 2017.  The fair value of the derivative liability was determined to be $0 as of September 30, 2017.  The derivative liability upon expiration of the lock-up period was determined to be $0 based on the value of the Company’s shares on this date.

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

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2017-11 will have a material impact on its consolidated financial statements.

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Fair Value Measurements as of
	September 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
	(unaudited)
Liabilities:
Warrant liability	$—	$—	$6,289	$6,289
	$—	$—	$6,289	$6,289

	Fair Value Measurements as of
	December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability	$—	$—	$780	$780
Derivative liability	—	—	512	512
Contingent equity liability	—	—	18,938	18,938
	$—	$—	$20,230	$20,230

During the periods ended September 30, 2017 and December 31, 2016 there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Warrant Liability

The warrant liability in the tables above is composed of the fair value of warrants to purchase common shares that the Company issued to two of its directors in connection with a guarantee of its obligations under a credit agreement (see Note 7). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. At September 30, 2017, the Company utilized the Black-Scholes option pricing model to value the warrant liability. The Black-Scholes option pricing model incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the number of shares for which the warrants will be exercisable, the fair value per share of the underlying common shares issuable upon exercise of the warrants, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares. The fair value per share of the Company’s common shares was based on the closing trading price of the shares on September 29, 2017, the last trading day in the quarter, and the increase in the fair value of the common shares during the nine months ended September 30, 2017 is the primary reason for the increase in the fair value of the warrant liability during the same period. The Company was a private company prior to its IPO in May 2017 and therefore lacks company-specific historical and implied volatility information of its shares. Therefore, it estimated its expected share volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future.

Valuation of Derivative Liability

The fair value of the derivative liability recognized in connection with the Company’s license agreement with Yale (see Note 12) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. At September 30, 2017, the fair value of the derivative liability was determined using a Monte-Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of the expected share prices. The Monte-Carlo simulation incorporated assumptions and estimates to value the derivative liability, including the amount of the payment, the settlement date, the trading price of the Company’s common shares on September 29, 2017, the last trading day in the quarter, the risk-free interest rate and the expected volatility of the price of the underlying common shares. In April 2017, the agreement with Yale was amended such that if the change-of-control event was an IPO, the change-of-control payment would be due to Yale on the first trading day Yale was free to sell its equity interest in the Company and the change-of-control fee would be reduced by the dollar value of Yale’s equity interest in the Company on the first trading day when Yale was free to sell its equity interest in the Company.  Yale’s equity interest in the Company was subject to a lock-up agreement which generally

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

restricted Yale’s shares from being traded until October 31, 2017, and accordingly, the amount due to Yale in connection with the change-of-control provision of the agreement, if any, would be determined upon expiration of the lock-up period in October 2017.  The fair value of the derivative liability was determined to be $0 as of September 30, 2017.  On October 31, 2017 the Company remeasured the derivative liability to fair value upon expiration of the lock-up period and determined that the fair value was $0 based on the value of the Company’s shares on this date.

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, derivative liability and contingent equity liability, for which fair value is determined by Level 3 inputs:

	Warrant	Derivative	Contingent
	Liability	Liability	Equity Liability

Balance at December 31, 2016	$780	$512	$18,938
Change in fair value	5,509	(512)	13,082
Issuance of common shares in settlement of contingent equity liability	—	—	(32,020)
Balance at September 30, 2017	$6,289	$—	$—

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

4.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2017	2016

Prepaid clinical trial costs	$2,863	$388
Prepaid insurance	744	—
Other	142	15
	$3,749	$403

5.   Equity Method Investment

On August 29, 2016, the Company executed a stock purchase agreement with Kleo Pharmaceuticals, Inc. (“Kleo”), a privately held Delaware corporation, to purchase 3,000,000 shares of Kleo’s common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock, in each case at a share price of $1.00 per share (the “Kleo SPA”). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. Under the terms of the Kleo SPA, the Company purchased 3,000,000 shares upon the initial closing on August 31, 2016, and the remaining 5,500,000 shares are to be purchased in four equal tranches of 1,375,000 shares beginning six months from the initial closing and then every three months thereafter. The Company completed three of the four remaining tranche purchases in March, June and October of 2017, with each tranche purchase consisting of 1,375,000 shares for cash consideration of $1,375 (see Note 17).

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

In addition, on October 5, 2017, the Company entered into two separate subscription agreements with Kleo (“First Subscription Agreement” and “Second Subscription Agreement”) in order to maintain the Company’s relative ownership interest in Kleo.  Pursuant to the First Subscription Agreement, the Company purchased 1,397,904 shares of Kleo’s common stock at a purchase price of $1.0993 per share, for total consideration of $1,537.  Pursuant to the Second Subscription Agreement, the Company purchased an additional 651,639 shares of Kleo’s common stock at a purchase price of $1.0993 per share, for total consideration of $716. Upon completion of the third tranche purchase and the purchases under the First Subscription Agreement and the Second Subscription Agreement, the Company’s ownership interest in the outstanding stock of Kleo increased to 43.3% (see Note 17).

The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of September 30, 2017 and December 31, 2016, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds. Based on the outcome of these assessments, the Company concluded that consolidation of Kleo is not appropriate, and has therefore accounted for the investment under the equity method.

The Company’s purchase of 3,000,000 shares of Kleo’s common stock during the year ended December 31, 2016 and 3,250,000 shares during the nine months ended September 30, 2017 resulted in the Company owning 18.6% and 33.0% of the outstanding shares of Kleo stock as of December 31, 2016 and September 30, 2017, respectively. In connection with the initial investment, the Company

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

also received the right to designate two of the five members of Kleo’s board of directors. The Company accounts for its investment in Kleo under the equity method of accounting. The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company’s proportional share of Kleo’s net income or loss in each period. The difference between the cost of the Company’s investments in Kleo and its proportionate share of the net assets of Kleo was allocated to goodwill and indefinite-lived intangible assets. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo’s net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo of $638 and $1,204 for its proportionate share of Kleo’s net loss for the three and nine months ended September 30, 2017, respectively.

The carrying value of the Company’s investment in Kleo was $4,900 and $2,753 as of September 30, 2017 and December 31, 2016, respectively, and is reported as equity method investment on the consolidated balance sheet. The carrying value of the investment represents the Company’s maximum loss exposure as of September 30, 2017.

The following table provides a roll forward of the carrying value of the Company’s equity method investment:

Carrying Value

Balance at December 31, 2016	$2,753
Purchases of Kleo common stock	3,351
Loss recognized in connection with equity method investment	(1,204)
Balance at September 30, 2017	$4,900

Summarized financial information for Kleo is as follows:

	September 30,	December 31,
	2017	2016
Current assets	$5,977	$4,276
Total assets	$6,357	$4,323
Current liabilities	$536	$413
Total liabilities	$4,225	$1,554

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Revenue	$—	$—
Loss from operations	$(1,784)	$(4,305)
Net loss	$(1,785)	$(4,327)

The summarized financial information as of and for the year ended December 31, 2016 has been revised to reflect the revised financial statements received from Kleo.

6.   Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2017	2016

Accrued employee compensation and benefits	$1,264	$27
Accrued clinical trial costs	11,183	2,204
Accrued professional fees	490	516
Accrued income taxes	65	99
Other	358	134
	$13,360	$2,980

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

7.   Notes Payable

Credit Agreement

On August 30, 2016, the Company entered into a one-year credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) providing for a term loan in the principal amount of $5,000 (the “Loan”) and borrowed the full $5,000 available under the Credit Agreement. Borrowings under the Credit Agreement bore interest at a rate equal to monthly LIBOR plus 1.50% per annum, and the Credit Agreement required monthly, interest-only payments beginning on September 30, 2016 and continuing through August 30, 2017 (the “Maturity Date”), when all amounts of unpaid principal and interest became due. The monthly LIBOR rate was reset each month. The Credit Agreement was fully satisfied with a principal repayment to Wells Fargo of $5,000 on August 31, 2017.

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

The Company determined that the obligation to issue the warrants represented a liability that was considered outstanding for accounting purposes on August 30, 2016, the date of the Credit Agreement (see Note 8). The fair value of the warrant liability upon issuance represented a premium paid for the guaranty of the Loan, and, accordingly, the Company recorded the issuance-date fair value of the warrant liability of $934 as a debt discount and as a warrant liability in the Company’s consolidated balance sheet. In addition, the Company paid an arrangement fee of $150 to the lender and incurred legal costs of $47, both of which were recorded as a debt discount. The debt discount was reflected as a reduction of the carrying value of the notes payable on the Company’s consolidated balance sheet and was amortized to interest expense over the term of the note using the effective interest method.

The Company recognized interest expense of $239 and $906 during the three and nine months ended September 30, 2017, respectively.  The Company recognized $215 and $784 related to the accretion of the debt discount during the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, the unamortized debt discount was $0.

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

In connection with the closing of the Company’s IPO in May 2017, the notes were paid in full as of September 30, 2017, including principal of $595 and interest of $9.

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

As of December 31, 2016, the Company determined that the obligation to issue the warrants represented a liability that was considered outstanding for accounting purposes on August 30, 2016, the date the Company entered into the Credit Agreement. The Company classified the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that is not indexed to the Company’s own shares. As of September 30, 2017, the Company continued to classify these warrants as a liability on the consolidated balance sheet because the warrants contain anti-dilution price protection provisions through January 26, 2018. As a result, changes in the fair value of the warrant liability will continue to be recognized as a component of other income (expense), net until the earliest of (i) the exercise of the warrants, (ii) the expiration of the warrants or (iii) January 26, 2018. The warrant liability was initially recorded at fair value upon entering into the Credit Agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the Company’s consolidated statement of operations and comprehensive loss.

The fair value of the warrant liability was determined to be $934 on the date of issuance. The Company remeasured the liability as of September 30, 2017 and December 31, 2016 and determined that the fair value of the warrant liability was $6,289 and $780, respectively. The Company recorded expense of $2,426 and $5,509 within other income (expense), net in the consolidated statements of operations for the three and nine months ended September 30, 2017, respectively.

Trout Warrants

On June 6, 2017, as partial consideration issued in connection with an agreement to perform investor relations services with The Trout Group LLC (“Trout”), the Company issued to Trout a warrant to purchase 6,751 common shares at an exercise price of $22.22 per share. The warrant was immediately exercisable upon issuance and expires 10 years from the issuance date. The warrant was classified as equity and recorded at its fair value of $93 on the date of issuance, with a corresponding adjustment to prepaid expenses and other current assets on the Company’s consolidated balance sheet.  The fair value of the warrant is being amortized on a straight-line basis over the one year term of the agreement.  The Company recorded general and administrative expense of $23 and $29 for the three and nine months ended September 30, 2017, respectively, for amortization of the issuance-date fair value of the warrant.

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

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through September 30, 2017, no dividends had been declared.

In February 2016, the Company issued 429,000 common shares at an issuance price of $7.00 per share for proceeds of $2,980, net of issuance costs of $23.

In May 2016 and July 2016, the Company issued an aggregate of 1,090,500 common shares at an issuance price of $7.70 per share for proceeds of $8,299, net of issuance costs of $97.

In July 2016, concurrently with the issuance of the Company’s common shares to Connecticut Innovations Incorporated (“CII”), the Company and CII entered into a put agreement (the “Put Agreement”). The Put Agreement grants CII the right to sell (the “Put Option”) to the Company all or any part of CII’s warrant rights (if any), shares (if any) or notes (if any). The Put Option becomes exercisable upon the Company’s breach of the covenant to maintain a presence in Connecticut, as defined in the Put Agreement. Upon CII’s exercise of the Put Option, the Company would be obligated to purchase CII’s shares for a price that is the greater of (i) the current market price of such share and (ii) the original purchase price of such share. The right to put the shares will terminate at such time that the shares may be sold (i) pursuant to an effective registration statement under the Securities Act of 1933 (the “Securities Act”), (ii) pursuant to Rule 144 promulgated under the Securities Act, but in each case, only after the termination of any applicable “lock-up” restrictions and, in the case of (ii), only if the common shares are then listed for trading on a national securities exchange. The fair value of the Put Option was determined to be $0 upon execution of the Put Agreement and as of September 30, 2017 because the ability to maintain a presence in Connecticut is within the Company’s control. The right to put the shares terminated on October 31, 2017 upon expiration of the lock-up period following the completion of the Company’s IPO.

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

The total number of common shares that may be issued under the 2014 Plan was 4,000,000 shares as of December 31, 2016. In January 2017, the Company effected an increase, effective October 28, 2016, in the number of common shares reserved for issuance under the 2014 Plan from 4,000,000 to 4,899,230 shares. The total number of common shares that may be issued under the 2014 Plan was 4,899,230 shares as of September 30, 2017. As of September 30, 2017 and December 31, 2016, 0 and 1,034,805 shares remained available for future grant under the 2014 Plan, respectively.

2017 Equity Incentive Plan

In April 2017, the Company’s shareholders approved the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on May 3, 2017 in connection with the Company’s IPO. Upon the effectiveness of the 2017 Plan, no further grants will be made under the 2014 Plan.  The 2017 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share unit awards, performance-based share awards and other share-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. Upon the effectiveness of the 2017 Plan, there were 2,713,113 shares authorized for issuance under the 2017 Plan, including 372 shares which remained available for issuance under the 2014 Plan.  As of September 30, 2017, 2,369,319 shares remained available for future grant under the 2017 Plan.

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

During the nine months ended September 30, 2017, the Company granted options to purchase 1,225,450 common shares to employees and directors, and there were no options granted during the nine months ended September 30, 2016. The Company recorded share-based compensation expense for options granted to employees and directors of $5,810 and $484 during the three months ended September 30, 2017 and 2016, respectively, and $7,710 and $1,379 during the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, the Company granted options to purchase 137,537 common shares to non-employees, and there were no options granted during the nine months ended September 30, 2016. The Company recorded share-based compensation expense for options granted to non-employees of $446 and $260 during the three months ended September 30, 2017 and 2016, respectively, and $3,095 and $788 during the nine months ended September 30, 2017 and 2016, respectively.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors under the 2014 Plan and the 2017 Plan (collectively, the “Plans”) during the three and nine months ended September 30,

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

2017 were as follows, presented on a weighted average basis, noting there were no stock options granted to employees and directors during the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Risk-free interest rate	2.12%	2.01%
Expected term (in years)	6.30	5.82
Expected volatility	72.65%	71.74%
Expected dividend yield	0%	0%
Exercise price	$30.72	$15.21
Fair value of common share	$30.54	$14.97

The assumptions that the Company used to determine the grant-date fair value of stock options granted to non-employees under the Plans during the three and nine months ended September 30, 2017 were as follows, presented on a weighted average basis, noting there were no stock options granted to non-employees during the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Risk-free interest rate	2.07%	2.33%
Expected term (in years)	10.00	10.00
Expected volatility	72.55%	70.82%
Expected dividend yield	0%	0%
Exercise price	$37.54	$15.41
Fair value of common share	$37.54	$15.15

Stock Options

Stock option activity under the Plans is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2016	3,864,425	$3.61	9.21	$15,991
Granted	1,362,987	15.15	9.55
Exercised	(182,615)	1.39
Forfeited	(11,760)	4.44
Outstanding as of September 30, 2017	5,033,037	$6.81	9.19	$153,889
Options exercisable as of September 30, 2017	2,454,181	$3.73	7.84	$82,579
Options unvested as of September 30, 2017	2,578,856	$9.74	8.69	$71,310

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted average grant-date fair value per share of stock options granted for the nine months ended September 30, 2017 was $4.87.  There were no stock options granted during the nine months ended September 30, 2016.

The total fair value of options vested for the nine months ended September 30, 2017 and 2016 was $2,631 and $0, respectively.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Research and development expenses	$4,195	$352	$6,421	$1,039
General and administrative expenses	2,061	392	4,384	1,128
	$6,256	$744	$10,805	$2,167

As of September 30, 2017, total unrecognized compensation cost related to the unvested share-based awards was $19,734, which is expected to be recognized over a weighted average period of 2.73 years.

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

The Yale Agreement provides for a change-of-control payment to Yale upon the occurrence of a change-of-control event, as defined in the agreement, including an IPO. Upon the occurrence of a change-of-control event, the Company is obligated to pay to Yale the lesser of (i) 5% of the dollar value of all initial and future potential consideration paid or payable by the acquirer and (ii) $1,500. If the change-of-control event is as an IPO, the amount the Company will be obligated to pay to Yale will be reduced by the value of Yale’s equity investment in the Company on the first day that Yale is free to sell its equity interest. The Company classifies the change-of-control payment obligation as a liability on its consolidated balance sheet because it represents a contingent obligation to pay a variable amount of cash that may be based, in part, on the value of the Company’s own shares. The issuance-date fair value of the derivative liability was recognized as research and development expense in the consolidated statement of operations and comprehensive loss upon entering into the agreement with Yale. The derivative liability is remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. In April 2017, the agreement with Yale was amended such that if the change-of-control event was an IPO, the change-of-control payment would be due to Yale on the first trading day when Yale was free to sell its equity interest in the Company and the change-of-control fee would be reduced by the dollar value of Yale’s equity interest in the Company on the first trading day when Yale was free to sell its equity interest in the Company.  Yale’s equity interest in the Company was subject to a lock-up agreement which generally restricted Yale’s shares from being traded until October 31, 2017, and accordingly, the amount due to Yale in connection with the change-of-control provision of the agreement, if any, would be determined upon expiration of the lock-up period. The Company continued to remeasure the derivative liability to fair value at each reporting date and recognized any changes in the fair value of the derivative liability through October 31, 2017.  The derivative liability upon expiration of the lock-up period was determined to be $0 based on the value of the Company’s shares on this date.

The Company recorded other income (expense) of $0, $(129), $512 and $(105), during the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, respectively, for the change in the fair value of the derivative liability. The fair value of the derivative liability was $0 and $512 as of September 30, 2017 and December 31, 2016, respectively.

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

The Company recorded research and development expenses of $32, $0, $38 and $4 during the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, respectively, for reimbursement of patent fees in connection with the Yale Agreement.

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

The Company recorded research and development expenses of $30, $0, $31 and $5 during the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016, respectively, associated with the MGH Agreement.

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

The Company recorded research and development expenses of $0, $250, $0 and $3,127 during the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, respectively, as a result of the ALS Biopharma Agreement, which amounts consist of the fair value of the shares and warrants upon their issuance to ALS Biopharma.

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

Under the Rutgers Agreement, in the event that the Company experiences a change of control or sale of substantially all of its assets prior to the initiation of a Phase 3 clinical trial related to products licensed under the agreement, and such change of control or sale results in a full liquidation of the Company, the Company will be obligated to pay Rutgers a change-of-control fee equal to 0.3% of the total value of the transaction, but not less than $100. The Company determined that the change-of-control payment should be accounted for as a liability because it represents a contingent obligation to pay a variable amount of cash that may be based, in part, on the value of the Company’s own shares. The fair value of the obligation upon execution of the Rutgers Agreement was $0 based on the Company’s assessment that the probability of a change-in-control event occurring prior to the initiation of a Phase 3 clinical trial related to products licensed under the agreement was remote. The fair value of the liability remained at $0 through September 30, 2017.

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

The Company recorded research and development expenses of $0, $0, $0 and $72 during the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, respectively, related to the Rutgers Agreement.

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

In May 2017, in connection with the completion of its IPO, the Company issued 1,345,374 common shares to BMS in satisfaction of its obligation to contingently issue equity securities pursuant to the license agreement and remeasured the contingent equity liability to fair value.  The Company recognized expense of $0 and $8,809 during the three and nine months ended September 30, 2017, respectively, as a result of changes to the fair value of the contingent equity liability prior to its extinguishment in May 2017.

The Company recorded $5,000 of research and development expense related to a payment made in connection with the BMS Agreement during the three and nine months ended September 30, 2017 for the achievement of a specified milestone.

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

In May 2017, in connection with the completion of its IPO, the Company issued 538,149 common shares to AstraZeneca in satisfaction of its obligation to contingently issue the Second Tranche of equity securities pursuant to the license agreement and remeasured the contingent equity liability to fair value.  The Company recognized expense of $0 and $4,274 during the three and nine months ended September 30, 2017, respectively, as a result of changes to the fair value of the contingent equity liability prior to its extinguishment in May 2017.

The Company recorded no research and development expense related to the AstraZeneca Agreement during the three and nine months ended September 30, 2017.

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

The Company recorded no research and development expense related to the Catalent agreement during the three and nine months ended September 30, 2017 and 2016.

13.   Net Loss per Share

Net Loss per Share Attributable to Common Shareholders of Biohaven Pharmaceutical Holding Company Ltd.

Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Numerator:
Net loss	$(42,915)	$(28,260)	$(100,108)	$(38,065)
Net loss attributable to non-controlling interests	—	50	—	69
Accretion of beneficial conversion feature on Series A preferred shares	—	—	(12,006)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(42,915)	$(28,210)	$(112,114)	$(37,996)

Denominator:
Weighted average common shares outstanding—basic and diluted	35,930,698	13,050,446	25,102,920	12,447,153

Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(1.19)	$(2.16)	$(4.47)	$(3.05)

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

	Three and Nine Months
	Ended September 30,
	2017	2016
Options to purchase common shares	5,028,037	3,247,500
Warrants to purchase common shares	821,751	600,000
	5,849,788	3,847,500

In addition to the potentially dilutive securities noted above, as of September 30, 2016, the Company agreed to issue warrants to purchase common shares to each of the Guarantor and Co-Guarantor of the Credit Agreement (see Note 7).  As of September 30, 2016, the Series A Preferred Financing had not been completed and the warrants had not yet been issued. Accordingly, the Company has excluded these warrants from the table above and the calculation of diluted net loss per share for the three and nine months ended September 30, 2016.  On January 26, 2017, the Company issued the warrants to the Guarantor and Co-Guarantor, pursuant to which each director received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share.  These warrants are included in the table above for the three and nine months ended September 30, 2017.

The Company had also agreed under the BMS Agreement to issue common shares to BMS upon the achievement of specified milestones or upon the occurrence of specified events (see Notes 5 and 12). Because the necessary conditions for issuance of the shares had not been met as of September 30, 2016, the Company excluded these shares from the table above and from the calculation of diluted net loss per share for the three and nine months ended September 30, 2016.  In May 2017, in connection with the completion of its IPO, the Company issued 1,345,374 common shares to BMS in full satisfaction of its obligation to contingently issue equity securities pursuant to the license agreement.  Accordingly, the table above does not include any shares related to the agreement with BMS for the three and nine months ended September 30, 2017.

14.   Commitments and Contingencies

Lease Agreement

In December 2016, the Company entered into an assignment agreement to assume an operating lease for its office space in New Haven, Connecticut. The lease agreement expires in October 2018, and the Company has the option to extend the term through October 2021. During the three and nine months ended September 30, 2017, the Company recorded rent expense of $10 and $37, respectively. The agreement requires future minimum lease payments for the years ending December 31, 2017 (remaining three months) and 2018 of $10 and $30, respectively.

In June 2017, the Company entered into a lease for an additional 2,240 square feet of office space at its headquarters in New Haven, Connecticut for a term of six months, expiring on December 31, 2017.  During the three and nine months ended September 30, 2017, the Company recorded rent expense of $14 and $19. The agreement requires minimum lease payments during the year ended December 31, 2017 (remaining three months) of $14.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

In August 2017, the Company entered into a lease agreement for office space and the related property (the “215 Church Street Lease”) for its new headquarters in New Haven, Connecticut.  The lease commences on January 1, 2018 and will continue for a term of 85 months.  The lease was determined to represent a failed sales-leaseback due to the Company’s continuing involvement in the property in the form of non-recourse financing.  As a result, the 215 Church Street Lease will be accounted for under the financing method and the Company will be the deemed accounting owner under the arrangement, including the assets to be constructed.  Construction costs funded by the Company will be recognized on the consolidated balance sheet as incurred, and will be amortized over the assets’ respective depreciable lives, not to exceed the lease term.   The Company will recognize a financing obligation for the fair value of the property, construction costs incurred by the Company and the landlord allowance.  The liability will be amortized over the lease term based on the minimum lease payments required under the lease and the Company’s incremental borrowing rate.  The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation.  The real property assets in the transaction, including the fair value of the building and land, will be recognized on the consolidated balance sheets and depreciated according to their asset classes.

As a result of the failed sales-lease back accounting treatment, during the three months ended September 30, 2017 the Company capitalized $95 in construction costs and recorded $32 in rent expense during the construction period.

The 215 Church Street Lease requires minimum lease payments for the following years ended December 31:

2017	$—
2018	176
2019	197
2020	202
2021	207
Thereafter	670
$1,452

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 12).

Research Commitments

The Company has entered into agreements with several CROs to provide services in connection with its preclinical studies and clinical trials. As of September 30, 2017, the Company had committed to minimum payments under these arrangements totaling $3,260.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2017 or December 31, 2016.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

15.   Related Party Transactions

License Agreement with Yale

On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 12). Yale is a related party because the Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement. As partial consideration for the license under the Yale Agreement, on September 30, 2013, the Company issued to Yale 250,000 common shares, representing 5.1% of the Company’s then outstanding equity on a fully diluted basis. The fair value of the shares, totaling $152, was recognized as research and development expense at the time of issuance of the shares. During the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, the Company recognized research and development expense under the Yale Agreement $32, $0, $38 and $4, respectively. As of September 30, 2017 and December 31, 2016, the Company owed no amounts to Yale.

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

Kleo Pharmaceuticals, Inc.

On August 29, 2016, the Company executed a stock purchase agreement with Kleo to purchase 3,000,000 shares of Kleo common stock at a purchase price of $1.00 per share in an initial closing, which was completed on August 31, 2016, and committed to purchase an aggregate 5,500,000 additional shares of Kleo common stock at a purchase price of $1.00 per share (see Note 5). Kleo is a related party because the Company has determined that it exercises significant influence over the operating and financial policies of Kleo. In connection with its investment in Kleo, the Company received the right to designate two members of Kleo’s board of directors, who are the Chairman of the Company’s board of directors and another outside director of the Company. Also, the President and controlling stockholder of Kleo is a shareholder of the Company. In addition to the purchases under the stock purchase agreement described above, on August 29, 2016, the Company entered into an agreement with the then Chief Executive Officer of Kleo to purchase 500,000 shares of Kleo common stock from him, which purchase was completed in March 2017 (see Note 5). As of September 30, 2017, the Company owned 33.0% of Kleo’s outstanding capital stock. The Company has also entered into a clinical development master services agreement with Kleo to assist Kleo with clinical development. As of September 30, 2017, the Company had not performed any services or received any payments under this agreement.

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

Because the Company consolidated BPI as a VIE prior to the acquisition, the acquisition of all of the capital stock of BPI did not result in a change of control for accounting purposes and was accounted for as an equity transaction. Accordingly, as of the acquisition date, the $86 carrying value of the non-controlling interest on December 31, 2016 was derecognized and the difference between the carrying value of the non-controlling interest of $86 and the purchase price of $595 was recorded as a $509 reduction to additional paid-in capital. There were no changes to this accounting treatment of BPI during the three months ended September 30, 2017.

For the three and nine months ended September 30, 2016 when the Company consolidated BPI as a VIE, the Company recorded net loss of $50 and $69, respectively, attributable to non-controlling interests.

17.  Subsequent Events

For its unaudited consolidated financial statements as of September 30, 2017, and for the three and nine months then ended, the Company evaluated subsequent events through the date on which those financial statements were issued.

Purchases of Kleo Common Stock

On October 5, 2017, the Company purchased 1,375,000 shares of common stock, $0.0001 par value, of Kleo in satisfaction of the third of a series of the Company’s purchase commitments pursuant to the securities purchase agreement between Kleo and the Company, dated as of August 29, 2016.  The total consideration paid by the Company to Kleo for the shares was $1,375.

In addition, on October 5, 2017, the Company entered into two separate subscription agreements with Kleo (“First Subscription Agreement” and “Second Subscription Agreement”) in order to maintain the Company’s relative ownership interest in Kleo.  Pursuant to the First Subscription Agreement, the Company purchased 1,397,904 shares of Kleo’s common stock at a purchase price of $1.0993 per share, for total consideration of $1,537.  Pursuant to the Second Subscription Agreement, the Company purchased an additional 651,639 shares of Kleo’s common stock at a purchase price of $1.0993 per share, for total consideration of $716.

The Company’s purchase of 3,424,543 shares of Kleo’s common stock in October  2017 resulted in an increase in our ownership interest in Kleo to 43.3% of the outstanding stock of Kleo, compared with 33.0% as of September 30, 2017.

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

Overview

We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurologic diseases, including rare disorders. Our product candidates are small molecules based on two distinct mechanistic platforms—calcitonin gene-related peptide, or CGRP, receptor antagonists and glutamate modulators—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurologic indications with high unmet need in both large markets and orphan indications. The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute treatment of migraine. In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and another product candidate, BHV-3500, which we are developing for the acute treatment of migraine and the prevention of chronic migraine, through a license agreement with Bristol-Myers Squibb Company, or BMS. In July 2017, we initiated two Phase 3 clinical trials of rimegepant.  Topline results from these trials are expected in the first quarter of 2018. In August 2017, we commenced a long term safety study of rimegepant in patients with migraine, with topline results expected in the second quarter of 2019. We intend to submit an IND for BHV-3500, our third generation CGRP receptor antagonist, by the end of 2017 to permit us to commence clinical trials.

We are developing three product candidates that modulate the body’s glutamate system. Two of these product candidates, trigriluzole and BHV-0223, act as glutamate transporter modulators, while our product candidate BHV-5000 is an antagonist of the glutamate N-methyl-D-aspartate, or NMDA, receptor. We are developing trigriluzole for the treatment of ataxias, with an initial focus on spinocerebellar ataxia, or SCA. We have received both orphan drug designation and fast track designation from the U.S. Food and Drug Administration, or FDA, for trigriluzole for the treatment of SCA.  In October 2017, we reported topline data from the 8-week randomization period from the Phase 2/3 clinical trial in SCA. At the eight week timepoint, trigriluzole did not statistically differentiate from placebo.  In the trial, we observed a favorable safety and tolerability profile. The 48-week extension phase of the SCA trial is ongoing and we are continuing to assess the data from the trial. Based on post-hoc subgroup analyses we have requested a meeting with the FDA to discuss the potential for further development of trigriluzole in ataxias.  A Phase 2 double-blind, randomized controlled trial on the use of trigriluzole in Obsessive Compulsive Disorder, or OCD, will commence by the end of 2017.  In addition, a Phase 2 double-blind, randomized controlled trial of trigriluzole in the treatment of mild-to-moderate Alzheimer’s disease is being advanced in collaboration with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. This study is expected to commence in the first half of 2018.

We are developing BHV-0223 for the treatment of amyotrophic lateral sclerosis, or ALS. In December 2016, we received orphan drug designation from the FDA for BHV-0223 to treat ALS. In November 2017, we announced that we had enrolled the first subject in a study comparing the bioequivalence of BHV-0223 and riluzole. In addition, in October 2017, we filed an IND for BHV-0223 and expect to commence a patient tolerability study by the first quarter of 2018.  If the outcome of the bioequivalence study is positive, we plan to submit a new drug application, or NDA, to the FDA and pursue the regulatory approval of BHV-0223 for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act.

We are also developing BHV-5000, an orally available, first-in-class, low-trapping NMDA receptor antagonist, for the treatment of symptoms associated with Rett syndrome, including breathing irregularities. Rett syndrome is a rare and severe genetic neurodevelopmental disorder for which no approved treatments are currently available. We acquired worldwide rights to BHV-5000 under an exclusive license agreement with AstraZeneca AB, or AstraZeneca, in October 2016. We anticipate selecting a lead formulation by the end of 2017 and commencing a Phase 1 clinical trial of BHV-5000 in the fourth quarter of 2017 to evaluate its pharmacokinetic properties and support future later stage trials in Rett syndrome.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates and programs. Our net loss was $100.1 million and $38.1 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $175.6 million. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates. We also expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of September 30, 2017, we had cash of $175.8 million. We believe that our cash as of September 30, 2017 will enable us to repay our indebtedness and fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
BHV-0223	$615	$32	$1,309	$330
Trigriluzole	4,897	2,082	9,182	8,115
Rimegepant	18,172	23,934	33,314	23,934
BHV-3500	3,291	—	6,252	—
BHV-5000	616	—	689	—
Unallocated research and development costs:	7,405	997	16,009	2,758
Total research and development expenses	$34,996	$27,045	$66,755	$35,137

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we increase personnel costs, including share-based compensation, conduct Phase 3 clinical trials and a long term safety trial of rimegepant, continue the ongoing extension phase of the Phase 2/3 clinical trial of trigriluzole in SCA, conduct other clinical trials with trigriluzole in OCD and Alzheimer’s disease and with BHV-5000 in Rett syndrome and other neurologic indications, and prepare regulatory filings for our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates.

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

Other Income (Expense)

Interest Expense

Interest expense consists of interest on outstanding borrowings under our credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, entered into in August 2016 at the applicable interest rate as well as amortization of the debt discount relating to that loan. Interest expense also includes interest on our notes payable to related parties, which we issued in December 2016 in connection with our acquisition of Biohaven Pharmaceuticals, Inc., or BPI, at the applicable interest rate. Upon the closing of the IPO, we paid principal and interest aggregating $0.6 million under the notes payable to related parties.  The credit agreement was fully satisfied with a principal repayment to Wells Fargo of $5.0 million on August 31, 2017.

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

Change in Fair Value of Derivative Liability

Our license agreement with Yale University, or Yale, provides for a change-of-control payment to Yale upon the occurrence of a change-of-control event, as defined in the agreement, including an initial public offering. We classify the change-of-control payment obligation as a liability on our consolidated balance sheet that we remeasure to fair value at each reporting date, and we recognize changes in the fair value of the derivative liability as a component of other income (expense), net in our consolidated statement of operations and comprehensive loss. In April 2017, the agreement with Yale was amended such that if the change-of-control event was an IPO, the change-of-control payment would be due to Yale on the first trading day when Yale was free to sell its equity interest in the Company and the change-of-control fee would be reduced by the dollar value of Yale’s equity interest in the Company on the first trading day when Yale was free to sell its equity interest in the Company. Yale’s equity interest in the Company was subject to a lock-up, which generally restricted Yale’s shares from being traded until October 31, 2017 and accordingly, the amount due to Yale in connection with the change-of-control provision of the agreement, if any, would be determined upon expiration of the lock-up period. We continued to remeasure the derivative liability to fair value at each reporting date and recognized any changes in the fair value of the derivative liability through October 31, 2017.  As of September 30, 2017, the fair value of the derivative liability was determined to be zero. The derivative liability upon expiration of the lock-up period on October 31, 2017 was determined to be $0 based on the value of the Company’s shares on this date.

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

Loss from Equity Method Investment

In August 2016, we executed a securities purchase agreement with Kleo Pharmaceuticals, Inc., a privately-held Delaware Corporation, or Kleo, to purchase shares of Kleo’s common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock in four tranches over a 15-month period through December 2017. As of September 30,

2017 and December 31, 2016, we owned approximately 33.0% and 18.6%, respectively, of the outstanding shares of Kleo stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net in our consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our consolidated balance sheet.

On October 5, 2017, we purchased 1,375,000 shares of Kleo common stock in satisfaction of the third of a series of the Company’s purchase commitments pursuant to the securities purchase agreement.  The total consideration paid to Kleo for the shares was $1.4 million.

In addition, on October 5, 2017, we entered into two separate subscription agreements with Kleo (“First Subscription Agreement” and “Second Subscription Agreement”) in order to maintain our relative ownership interest in Kleo.  Pursuant to the First Subscription Agreement, we purchased 1,397,904 shares of Kleo’s common stock at a purchase price of $1.0993 per share, for total consideration of $1.5 million.  Pursuant to the Second Subscription Agreement, we purchased an additional 651,639 shares of Kleo’s common stock at a purchase price of $1.0993 per share, for total consideration of $0.7 million.  Our purchase of 3,424,543 shares of Kleo’s common stock in October  2017 resulted in an increase in our ownership interest in Kleo to 43.3% of the outstanding stock of Kleo, compared with 33.0% as of September 30, 2017.

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

In addition, in each reporting period, our tax provision includes the effects of consolidating the results of operations of BPI, either through December 30, 2016 as a variable interest entity or as of and subsequent to December 31, 2016 as our wholly owned subsidiary. As a company incorporated in the state of Delaware, BPI is subject to taxation in the United States. For the three and nine months ended September 30, 2016, we recorded no tax benefits for the losses incurred by BPI due to BPI’s history of cumulative losses through that date and recorded a full valuation allowance against BPI’s deferred tax assets, which consisted primarily of its U.S. net operating loss carryforwards for the three and nine months ended September 30, 2016, respectively.

As of December 31, 2016, we fully utilized BPI’s remaining U.S. net operating loss carryforwards due to BPI’s profitability in that period and we recorded a full release of the valuation allowance, which was a nominal amount. As a result, we recorded an income tax provision of $0.1 million and $0.6 million for the three and nine months ended September 30, 2017, respectively, due to taxable income associated with BPI.

Net Income (Loss) Attributable to Non-Controlling Interests

From our inception through December 30, 2016, we consolidated the results of BPI as a variable interest entity. Although we did not have an ownership interest in BPI through that date, we determined that BPI was a variable interest entity, of which we were the primary beneficiary.

Net income (loss) attributable to non-controlling interests in our consolidated statement of operations and comprehensive loss through December 30, 2016 consisted of the portion of the net income or loss of BPI that was not allocated to us. Changes in the amount of net income (loss) attributable to non-controlling interests were directly impacted by changes in the net income or loss of BPI. On December 31, 2016, we acquired 100% of the issued and outstanding shares of BPI. As a result, for the three and nine months ended September 30, 2017 and for periods thereafter, we no longer report any non-controlling interests related to BPI.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$34,996	$27,045	$7,951
General and administrative	4,571	920	3,651
Total operating expenses	39,567	27,965	11,602
Loss from operations	(39,567)	(27,965)	(11,602)
Other income (expense):
Interest expense	(239)	(93)	(146)
Interest income	10	—	10
Change in fair value of warrant liability	(2,426)	2	(2,428)
Change in fair value of derivative liability	—	(129)	129
Change in fair value of contingent equity liability	—	—	—
Loss from equity method investment	(638)	(75)	(563)
Total other income (expense), net	(3,293)	(295)	(2,998)
Loss before provision for income taxes	(42,860)	(28,260)	(14,600)
Provision for income taxes	55	—	55
Net loss and comprehensive loss	(42,915)	(28,260)	(14,655)
Net loss attributable to non-controlling interests	—	50	(50)
Accretion of beneficial conversion feature	—	—	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(42,915)	$(28,210)	$(14,705)

Research and Development Expenses

	Three Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$615	$32	$583
Trigriluzole	4,897	2,082	2,815
Rimegepant	18,172	23,934	(5,762)
BHV-3500	3,291	—	3,291
BHV-5000	616	—	616
Unallocated research and development costs:
Personnel related (including share-based compensation)	6,246	680	5,566
Other	1,159	317	842
Total research and development expenses	$34,996	$27,045	$7,951

Research and development expenses were $35.0 million for the three months ended September 30, 2017, compared to $27.0 million for the three months ended September 30, 2016. The increase of $8.0 million was primarily due to increases of $2.8 million in direct costs for our trigriluzole program, $6.4 million in unallocated research and development costs, $3.3 million in direct costs for our BHV-3500 program, $0.6 million in direct costs for our BHV-0223 program and $0.6 million in direct costs for our BHV-5000 program, for which development did not commence until 2017, partially offset by a decrease of $5.8 million in spending related to our rimegepant program.

The increase in direct costs for BHV-3500, one of our migraine programs, was primarily a result of costs associated with formulation development and toxicology during the three months ended September 30, 2017.  This program was acquired in July 2016 pursuant to a license agreement with BMS.  The increases in direct costs for our BHV-0223 and BHV-5000 programs was primarily a result of further clinical development and advancement of the programs.  The increase in direct costs for our trigriluzole program primarily related to costs associated with the commencement of our Phase 2/3 clinical trial in SCA in July 2017.

The increase in unallocated research and development costs was primarily due to an increase of $5.6 million in personnel-related costs, including share-based compensation, as a result of hiring additional research and development personnel. Our headcount in research and development increased to 26 as of September 30, 2017, compared to 6 as of September 30, 2016.  Personnel-related costs for the three months ended September 30, 2017 and 2016 included share-based compensation expense of $4.2 million and $0.3 million, respectively.  The increase in other unallocated costs was primarily due to increased use of research and development consultants that support activities across multiple drug candidate programs as well as the increased purchase of supplies used across all drug candidate programs.

Our other migraine program, rimegepant, was also acquired in July 2016 pursuant to the license agreement with BMS. During the three months ended September 30, 2017, we incurred direct costs of $18.2 million primarily associated with our Phase 3 clinical trials that commenced in July 2017. We incurred direct costs of $23.9 million primarily consisting of upfront payments of $9.0 million, $1.8 million of development costs and the fair value of contingent equity payments of $13.1 million related to this program during the three months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the three months ended September 30, 2017, compared to $0.9 million for the three months ended September 30, 2016. The increase of $3.7 million was primarily due to increases of $2.1 million in personnel-related costs, including share-based compensation, due to the hiring of additional personnel in our general and administrative functions, $1.1 million in professional fees supporting ongoing business operations, $0.2 million in insurance costs, $0.2 million in costs associated with conferences and $0.1 million in facility-related costs. Personnel-related costs for the three months ended September 30, 2017 and 2016 included share-based compensation expense of $2.1 million and $0.4 million, respectively.

Other Income (Expense), Net

Other income (expense), net was a net expense of $3.3 million for the three months ended September 30, 2017, compared to net expense of $0.3 million for the three months ended September 30, 2016. The increase of $3.0 million in net expense was primarily due to an increase of $2.4 million in the fair value of the warrant liabilities associated with the warrants issued in connection with our Wells Fargo credit agreement, an increase of $0.6 million of loss from equity method investment and an increase in interest expense of $0.1 million due to interest on borrowings under our Wells Fargo credit agreement. These increases in other expense were partially offset by a decrease of $0.1 million in the fair value of the derivative liability associated with our license agreement with Yale.

Provision for Income Taxes

We recorded a provision for income taxes of $0.1 million for the three months ended September 30, 2017, compared to no provision for income taxes for the three months ended September 30, 2016. We recorded a tax provision for the three months ended September 30, 2017 for the U.S. federal and state income taxes of BPI’s profitable operations in the United States during that period and due to the fact that, as of December 31, 2016, we fully utilized BPI’s remaining U.S. net operating loss carryforwards.

Comparison of the Nine months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$66,755	$35,137	$31,618
General and administrative	12,527	2,657	9,870
Total operating expenses	79,282	37,794	41,488
Loss from operations	(79,282)	(37,794)	(41,488)
Other income (expense):
Interest expense	(906)	(93)	(813)
Interest income	10	—	10
Change in fair value of warrant liability	(5,509)	2	(5,511)
Change in fair value of derivative liability	512	(105)	617
Change in fair value of contingent equity liability	(13,082)	—	(13,082)
Loss from equity method investment	(1,204)	(75)	(1,129)
Total other income (expense), net	(20,179)	(271)	(19,908)
Loss before provision for income taxes	(99,461)	(38,065)	(61,396)
Provision for income taxes	647	—	647
Net loss and comprehensive loss	(100,108)	(38,065)	(62,043)
Net loss attributable to non-controlling interests	—	69	(69)
Accretion of beneficial conversion feature	(12,006)	—	(12,006)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(112,114)	$(37,996)	$(74,118)

Research and Development Expenses

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$1,309	$330	$979
Trigriluzole	9,182	8,115	1,067
Rimegepant	33,314	23,934	9,380
BHV-3500	6,252	—	6,252
BHV-5000	689	—	689
Unallocated research and development costs:
Personnel related (including share-based compensation)	11,054	2,105	8,949
Other	4,955	653	4,302
Total research and development expenses	$66,755	$35,137	$31,618

Research and development expenses were $66.8 million for the nine months ended September 30, 2017, compared to $35.1 million for the nine months ended September 30, 2016. The increase of $31.6 million was primarily due to increases of $13.3 million in unallocated research and development costs, $9.4 million in direct costs for our rimegepant program, $6.3 million in direct costs for our BHV-3500 program, $1.0 million in direct costs for our BHV-0223 program, $1.1 million in direct costs related to our trigriluzole program and $0.7 million in direct costs for our BHV-5000 program.

The increase in direct costs for our migraine programs, rimegepant and BHV-3500, were primarily in support of drug supply and start-up activities for clinical trials for rimegepant and formulation development and toxicology for BHV-3500 during the nine months ended September 30, 2017.  These programs were acquired in July 2016 pursuant to a license agreement with BMS.  The increases in direct costs from our BHV-0223 and BVH-5000 programs were primarily a result of further clinical development and advancement of these programs.

The increase in direct costs for our trigriluzole program primarily related to the commencement of our Phase 2/3 clinical trial in July 2017.  These costs exceeded the direct costs incurred during the nine months ended September 30, 2016 associated with acquiring technology under our licensing agreement with ALS Biopharma and the issuance to ALS Biopharma of warrants to purchase 325,000 common shares.

The increase in unallocated research and development costs was primarily due to an increase of $8.9 million in personnel-related costs, including share-based compensation, as a result of hiring additional research and development personnel. Our headcount in research and development increased to 26 as of September 30, 2017, compared to 6 as of September 30, 2016.  Personnel-related costs for the nine months ended September 30, 2017 and 2016 included share-based compensation expense of $6.4 million and $1.0 million, respectively.  The increase in other unallocated costs was primarily due to increased use of research and development consultants that support activities across multiple drug candidate programs as well as the increased purchase of supplies used across all programs.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the nine months ended September 30, 2017, compared to $2.7 million for the nine months ended September 30, 2016. The increase of $9.9 million was primarily due to increases of $4.5 million in personnel-related costs, including share-based compensation, due to the hiring of additional personnel in our general and administrative functions, $4.5 million in professional fees supporting ongoing business operations, including increased compliance costs associated with becoming a public company, $0.3 million in insurance costs, $0.2 million in costs associated with conferences and $0.4 million in facility-related costs. Personnel-related costs for the nine months ended September 30, 2017 and 2016 included share-based compensation expense of $4.4 million and $1.1 million, respectively.

Other Income (Expense), Net

Other income (expense), net was a net expense of $20.2 million for the nine months ended September 30, 2017, compared to net expense of $0.3 million for the nine months ended September 30, 2016. The increase of $19.9 million in net expense was primarily due to an increase of $13.1 million in the fair value of the contingent equity liabilities associated with our license agreements with BMS and AstraZeneca, an increase of $5.5 million in fair value of the warrant liabilities associated with the warrants issued in connection with our Wells Fargo credit agreement, an increase of $1.1 million of loss from equity method investment and an increase in interest expense of $0.8 million due to interest on borrowings under Wells Fargo credit agreement. These increases in other expense were partially offset by a decrease of $0.6 million in the fair value of the derivative liability associated with our license agreement with Yale.

Provision for Income Taxes

We recorded a provision for income taxes of $0.6 million for the nine months ended September 30, 2017, compared to no provision for income taxes for the nine months ended September 30, 2016. We recorded a tax provision for the nine months ended September 30, 2017 for the U.S. federal and state income taxes of BPI’s profitable operations in the United States during that period and due to the fact that, as of December 31, 2016, we fully utilized BPI’s remaining U.S. net operating loss carryforwards.

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

As of September 30, 2017, we had cash of $175.8 million.  Cash in excess of immediate requirements is invested primarily in non-interest-bearing accounts with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(54,048)	$(13,449)
Net cash used in investing activities	(3,125)	(3,005)
Net cash provided by financing activities	209,362	16,161
Net increase (decrease) in cash	$152,189	$(293)

Operating Activities

During the nine months ended September 30, 2017, operating activities used $54.0 million of cash, resulting from our net loss of $100.1 million, including a $5.0 million payment to BMS upon completion of a specified milestone, partially offset by non-cash charges of $30.9 million and net cash provided by changes in our operating assets and liabilities of $15.1 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $10.4 million increase in accrued expenses and an $8.0 million increase in accounts payable partially offset by an increase of $3.3 million in prepaid expense and other current assets. The increases in accrued expenses, accounts payable and prepaid expenses and other current assets were primarily due to increases in clinical trial costs and professional fees associated with the preparation, audit and review of our financial statements.

During the nine months ended September 30, 2016, operating activities used $13.4 million of cash, resulting from our net loss of $38.1 million, partially offset by non-cash charges of $17.7 million and net cash provided by changes in our operating assets and liabilities of $6.9 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2016 consisted primarily of a $6.4 million increase in accrued expenses and a $1.0 million increase in accounts payable.  These increases were partially offset by an increase of $0.5 million in prepaid expenses and other current assets.  The increase in accrued expenses and accounts payable was due to our increased level of operating activities and the timing of vendor invoicing and payments.

Investing Activities

During the nine months ended September 30, 2017, we used $3.1 million of cash in investing activities, primarily consisting of our purchases of common stock of Kleo pursuant to our purchase obligations.

During the nine months ended September 30, 2016, we used $3.0 million of cash in investing activities, primarily consisting of our initial purchase of 3,000,000 shares of Kleo common stock.

Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $209.4 million, primarily consisting of net proceeds of $176.1 million from our issuance of common shares in our IPO and $38.6 million from our issuance of Series A preferred shares, partially offset by our repayment of notes payable of $5.0 million in connection with the Wells Fargo credit agreement and our repayment of related party notes payable of $0.6 million.

During the nine months ended September 30, 2016, net cash provided by financing activities was $16.2 million, primarily consisting of $11.4 million in net proceeds from our issuance of common shares and $5.0 million in proceeds from our Wells Fargo credit agreement.

Credit Agreement

On August 30, 2016, we entered into a one-year credit agreement with Wells Fargo providing for a term loan in the principal amount of $5.0 million, or the Credit Agreement, and we borrowed the full $5.0 million available. Our obligations under the Credit Agreement were guaranteed by a member of our board of directors, who is also a shareholder. A second member of our board of directors and shareholder entered into a separate agreement with the loan guarantor to serve as a secondary guarantor for 50% of the loan balance. In connection with their guaranties of the loan, we issued to each of these two directors an immediately exercisable warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. Borrowings under the Credit Agreement bore interest at a variable rate equal to monthly LIBOR plus 1.50% per annum. In the event of a default, the interest rate applicable was equal to the monthly LIBOR rate then in effect, increased by 4.0% per annum. The Credit Agreement required monthly, interest-only payments through the maturity date of August 30, 2017, at which date all remaining amounts became due and payable. The Credit Agreement contained affirmative and negative covenants, but did not contain any financial covenants.   The Credit Agreement was fully satisfied with a principal repayment to Wells Fargo of $5.0 million on August 31, 2017.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase as we:

•                  progress our two Phase 3 clinical trials of rimegepant and our long-term safety study;

•                  complete the ongoing extension phase of the Phase 2/3 clinical trial of trigriluzole in SCA, conduct our trigriluzole OCD trial and conduct our planned bioequivalence and patient tolerability studies for BHV-0223, and if positive, prepare for NDA submission;

•                  support formulation efforts of BHV-5000, initiate our planned Phase 1 clinical trial and support activities for later-phase studies and clinical trials;

•                  progress formulation, toxicology, and clinical development for BHV-3500;

•                  submit INDs and initiate randomized controlled trials of trigriluzole in Alzheimer’s disease;

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

We believe that our existing cash as of September 30, 2017 will enable us to finance our commitment to make additional investments in Kleo and to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements, including the completion of the ongoing extension phase of the Phase 2/3 clinical trial of trigriluzole in SCA, initiation of our Phase 2 clinical trials in both OCD and Alzheimer’s disease, completion of our bioequivalence and patient tolerability studies with BHV-0223, completion of our two Phase 3 clinical trials for rimegepant, and completion of our Phase 1 study for BHV-5000. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize rimegepant, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for rimegepant, trigriluzole, BHV-0223, or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus dated May 3, 2017 for the IPO, which was filed with the SEC on May 5, 2017 and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of September 30, 2017 and December 31, 2016, we had cash of $175.8 million and $23.6 million, respectively. As of September 30, 2017, we held our cash in non interest-bearing money market accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates.

Prior to the completion of our IPO in May 2017, we adopted an investment policy related to the use of the net proceeds from the sale of our common shares in our IPO, pursuant to which we hold such net proceeds in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations.

In August 2017, we repaid all outstanding amounts under the Credit Agreement and, as a result, we no longer have any exposure to interest rate risk related to indebtedness as of September 30, 2017.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).

In connection with the preparation of our financial results for the years ended December 31, 2014 and 2015, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective as a result of material weaknesses in our control over financial reporting. The material weaknesses remained unremediated as of December 31, 2016 and September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting included the following:

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

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2017, we hired a corporate controller and senior accountant and began implementation of a new Enterprise Resource Planning, or ERP, system to begin to address the above-referenced material weaknesses.

Except as described above, there has been no change in our internal control over financial reporting during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant operating losses. Our net loss was $100.1 million and $63.5 million for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.  As of September 30, 2017, we had an accumulated deficit of $175.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•                  continue the development of our product candidates, including the continuation and completion of our two ongoing Phase 3 clinical trials and a long-term safety study of rimegepant for the acute treatment of migraine, progress our trigriluzole Phase 2/3 extension study in SCA, conduct our trigriluzole OCD trial, conduct further clinical trials of trigriluzole for the treatment of sporadic ataxia, Friedreich’s ataxia, and Alzheimer’s disease and conduct our planned bioequivalence study for BHV-0223, as well as the initiation and conduct of additional clinical trials and preclinical studies for our other product candidates for various neurological indications;

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our product candidates. Our expenses could increase beyond our current expectations if the FDA requires us to perform clinical trials and other studies in addition to those that we currently anticipate. For example, for our trigriluzole clinical program, we intend to meet with the FDA to review the Phase 2/3 clinical trial data to better understand the potential pathways for an eventual filing. Given that the top-line results did not show differentiation of trigriluzole from placebo, the FDA may require additional data and studies to support an eventual filing, beyond what becomes available from completion of the ongoing long-term extension phase of the current trial. With regard to our BHV-5000 program, due to the small number of patients with Rett syndrome, we believe that BHV-5000 will require only a single pivotal trial. However, the FDA ordinarily requires two well-controlled clinical trials prior to marketing approval of a product candidate. If the FDA requires us to conduct additional clinical trials of trigriluzole or BHV-5000, we would incur substantial additional, unanticipated expenses in order to obtain regulatory approval of those product candidates.

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

As of September 30, 2017, we had cash of $175.8 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements through at least November 2018. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

In July 2016, we acquired the rights to rimegepant and another product candidate, BHV-3500, pursuant to a license agreement with Bristol-Myers Squibb Company, or BMS, and in October 2016, we acquired the rights to BHV-5000 pursuant to a license agreement with AstraZeneca AB, or AstraZeneca. We are subject to significant obligations under these agreements, including payment obligations upon achievement of specified milestones and royalties on product sales, as well as other material obligations. We may be obligated to pay BMS up to $127.5 million in development milestones for rimegepant or a derivative thereof, up to $74.5 million in development milestones for any licensed product other than rimegepant, and up to $150.0 million in commercial milestones for each licensed product. In July 2017, we paid BMS $5.0 million due to the achievement of a specified milestone.  We may also be obligated to pay AstraZeneca up to $30.0 million in development milestones for licensed products for the treatment of Rett syndrome, up to $60.0 million in development milestones for licensed products for indications other than Rett syndrome, and up to $120.0 million in commercial milestones. We are also obligated to pay fixed royalties based on net sales of rimegepant, BHV-3500 and BHV-5000, or any other product that is a licensed product under those agreements. If these payments become due under the terms of our license agreements with BMS and AstraZeneca, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, the conducting of our two Phase 3 trials of rimegepant, each of which commenced enrollment in July 2017, the completion of the extension phase of our ongoing Phase 2/3 trial of trigriluzole in SCA, and other preclinical and clinical activities related to BHV-0223, BHV-5000 and BHV-3500. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:

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

•                  delays or failure to reach agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites; delays in patient enrollment and variability in the number and types of patients available for clinical

•                  trials;

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

For example, with respect to our ongoing Phase 2/3 clinical trial of trigriluzole for the treatment of SCA, we are seeking a Type C meeting  with the FDA to discuss the data and understand the potential for the already acquired data and pending extension phase data to contribute sufficient support for a filing.  Given that topline results of the 8-week randomization phase did not show that trigriluzole differentiates from placebo, the limitations of relying on extension phase data in comparison to historical controls and the FDA’s previously raised concerns on the adequacy of the SARA as a primary outcome assessment, there is substantial risk that the FDA or any regulatory agency would interpret any favorable results from the subgroups of the Phase 2/3 trial or from the long-term extension phase to not be an adequate basis for approval.

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

FDA guidance regarding the approval of drugs for the treatment of acute migraine has recently changed. No drug has been approved under the new guidance, and it is not certain how such guidance will be interpreted and applied by the FDA. We intend to seek advice and guidance from the FDA which may include requesting a pre-NDA meeting with the FDA prior to the submission of an NDA for any of our product candidates. If the feedback we receive is different from what we currently anticipate, this could delay the development and regulatory approval process for these product candidates.                   We generally plan to seek regulatory approval to commercialize our product candidates in the United States, the European Union and other key global markets. To obtain regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdiction. Failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. Failure to obtain marketing authorization for our product candidates will result in our being unable to market and sell such products. If we fail to obtain approval in any jurisdiction, the geographic market for our product candidates could be limited. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates or may grant approvals for more limited patient populations than requested.

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

In animal studies, at very high doses, rimegepant was observed to have a negative effect on the liver. We observed elevated liver enzymes in one patient that received very high doses of rimegepant in a drug-drug interaction study. We recently repeated that drug-drug interaction study at the anticipated therapeutic dose of rimegepant and did not observe clinically meaningful elevations in liver enzymes (no liver enzymes above 2 x the upper limit of normal of AST or ALT).

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

•                  recall of the product;

•                  restrictions on the marketing of the product or the manufacturing process for any component thereof; requirement by regulatory authorities of additional warnings on the label, such as a ‘‘black box’’

•                  warning or contraindication;

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

With respect to trigriluzole, which we are currently developing for the treatment of ataxias and other neurologic disorders, with SCA as our initial indication, there are currently no approved drug treatments for spinocerebellar ataxias in the United States. We are also developing trigriluzole for the potential treatment of Alzheimer’s disease and OCD and if we continue to pursue those indications, we would face substantial competition from companies that develop or sell products that treat Alzheimer’s disease or OCD. With respect to BHV-5000, which we are developing for the treatment of Rett syndrome, there are currently no approved treatments for Rett syndrome in the United States.

If we expand our development of BHV-0223 or BHV-5000 into additional neuropsychiatric or other indications, we would face substantial competition from companies that develop or sell products that treat those indications.

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

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third- party payor may consider our product candidates as substitutable by less expensive therapies and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing drugs may limit the amount we will be able to charge for our product candidates, once approved. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on products that we may develop.

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

Once an NDA is approved, the product covered thereby becomes a ‘‘reference listed drug’’ in the FDA’s publication, ‘‘Approved Drug Products with Therapeutic Equivalence Evaluations,’’ commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

We have also entered into other license agreements that relate to other patent rights and other indications we are pursuing or may pursue in the future. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under these license agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under these agreements, and could compromise our development and commercialization efforts for our product candidates. See ‘‘Business—License Agreements’’ for a more detailed description of our current license agreements.

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

We intend to conduct our clinical trials, including our ongoing Phase 3 clinical trials of rimegepant and Phase 2/3 clinical trial of trigriluzole, using our own clinical resources while also leveraging expertise and assistance from CROs as appropriate. We do not currently have the ability to independently conduct large-scale clinical trials, such as a Phase 3 clinical trial, without outside assistance.

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

•                  collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create

•                  competing priorities;

•                  collaborators may delay clinical trials, provide insufficient funding for clinical trials, stop a clinical

•                  trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

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

•                  new requirements to report certain financial arrangements with physicians and certain others, including reporting ‘‘transfers of value’’ made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;

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

•                  pricing program;

•                  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct

•                  comparative clinical effectiveness research, along with funding for such research; and

•                  establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain.  In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.   Further, each chamber of Congress has put forth multiple bills this year designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.  Congress will likely consider other legislation to replace elements of the ACA.  We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

•                  the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the

•                  U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•                  analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third- party payor, including private insurers;

•                  state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources;

•                  state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities;

•                  state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•                  European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

In May 2017, we received fast track designation from the FDA for trigriluzole for the potential treatment of SCA. Fast track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review. Fast track designation is intended to facilitate and expedite development and review of an NDA to address unmet medical needs in the treatment of serious or life-threatening conditions. However, fast track designation does not accelerate clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that trigriluzole will receive marketing approval or that approval will be granted within any particular timeframe. We may also seek fast track designation for our other product candidates. We may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We own several families of patent applications covering prodrugs and formulations of riluzole. These patent applications include several U.S. applications and corresponding international and PCT applications. These families of patent applications cover trigriluzole and numerous other prodrugs of riluzole as well as BHV-0223, a sublingual or ODT form of riluzole. Other patent applications provide coverage for alternative formulations of riluzole prodrugs and their uses. The applications also cover prodrugs related to riluzole and prodrugs relating to lanicemine. The patent for riluzole, which is the active pharmaceutical ingredient in these product candidates, expired in 2013, and so only novel riluzole- containing pharmaceutical compositions and their uses can be protected by one or more patent applications.

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

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third- party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

•                  parties may assert an ownership interest in our intellectual property and, if successful, such disputes

•                  may preclude us from exercising exclusive rights over that intellectual property;

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

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a ‘‘first-to-file’’ system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the U.S. Patent and Trademark Office, or USPTO, after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.

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

Some intellectual property which we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as ‘‘march-in’’ rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Some of the intellectual property rights we have licensed or acquired, including rights licensed to us by Rutgers, the State University of New Jersey, and rights assigned to us by ALS Biopharma, LLC, may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that:  (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as ‘‘march-in rights’’). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

We are highly dependent on the management, development, clinical, financial and business development experience of our senior management. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain ‘‘key person’’ insurance for any of our executives or employees.

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

As of September 30, 2017, we had 32 employees, all of which were employed directly by our U.S. subsidiary, Biohaven Pharmaceuticals, Inc. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our directors and executive officers, and entities affiliated with them, as well as current holders of more than 5% of our outstanding common shares, in the aggregate, beneficially own approximately 55% of our common shares. These shareholders, acting together, would be able to control or significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. Some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their shares at prices substantially below the current market price of our common shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

A significant portion of our total outstanding shares recently were released from restrictions that prohibited their immediate resale, and may now be sold into the market. This could cause the market price of our common shares to drop significantly, even if our business is doing well.

Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities.

As of November 10, 2017, we had 36,017,573 common shares outstanding.  All of these shares are freely tradable without restrictions or further registration under the Securities Act except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. Of the outstanding shares, 24.5 million were restricted from transfer until the end of October 2017 by virtue of lock-up agreements between the stockholders and the underwriters of our IPO.

In addition, we filed a registration statement on Form S-8 registering the issuance of approximately 12.8 million common shares subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans and our employee stock purchase plan. These registered shares will be available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144.

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

Portage Biotech, Inc., which holds approximately 17.6% of our common shares, announced in November 2017 that it intends to distribute a substantial portion of its shares of our company as a stock dividend to its stockholders in 2018.  This announcement, the communication of further details regarding Portage’s intentions, the ultimate distribution of such shares by Portage and the potential disposition of shares received by Portage shareholders could materially harm the trading price of our common shares.

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

We expect to, and in some cases have begun to, use the net proceeds from our recent IPO to conduct our two Phase 3 clinical trials of rimegepant for the acute treatment of migraine which commenced in July 2017; to fund continued research and development of BHV-3500 for the prevention of chronic and episodic migraine; to complete our ongoing extension phase of the Phase 2/3 clinical trial with trigriluzole for the treatment of spinocerebellar ataxia, and initiate studies with trigriluzole in OCD and Alzheimer’s disease; to fund continued research and development of BHV-5000 for the treatment of symptoms associated with Rett syndrome, including completion of our planned Phase 1 clinical trial for this indication; to fund other research and development activities, including development of BHV-0223 for the treatment of ALS, as well as completion of our bioequivalence study of BHV-0223; and for working capital and other general corporate purposes, including the satisfaction of any milestone payment obligations under our license agreements. The failure by our management to apply these funds effectively could result in financial losses that could have an adverse effect on our business, cause the price of our common shares to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our IPO in a manner that does not produce income or that loses value.

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

Prior to the completion of our IPO, we have been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during each of fiscal 2014 and 2015 and remained unremediated as of September 30, 2017 and December 31, 2016. These material weaknesses in our internal control over financial reporting are described below.

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

•      Hiring of a senior vice president of finance in October 2017;

•      Beginning the implementation of a new ERP system during the second quarter of 2017; and

•      Beginning the implementation of stock-based compensation software during the fourth quarter of 2017.

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

•                  In obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the U.S. court;

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

None.

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
Dated: November 14, 2017
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)