Form 10-K
period 2017-12-31
Biohaven Pharmaceutical Holding Co Ltd.
filed 2018-03-06
CIK 1689813

Use these links to rapidly review the document

Biohaven Pharmaceutical Holding Company Ltd. Financial Statements For the Years Ended December 31, 2017, 2016 and 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38080

Biohaven Pharmaceutical Holding Company Ltd.
(Exact Name of Registrant as Specified in its Charter)

British Virgin Islands (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)
c/o Biohaven Pharmaceuticals, Inc. 234 Church Street, New Haven, Connecticut (Address of principal executive offices)	06510 (Zip Code)

(203) 404-0410
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2017, based on the last reported sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2017 of $25.00, was $492.3 million. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of March 2, 2018, there were 36,520,442 common shares, no par value per share, outstanding.

Documents Incorporated by Reference

          Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K, or this report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "intends", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

  •
  the accuracy of our estimates regarding expenses, future revenues and capital requirements;

  •
  our ability to obtain and maintain regulatory approval of our product candidates for any indications, and the labeling under any approval we may obtain;

  •
  intense competition in the market and the ability of our competitors, many of whom have greater resources than we do, to offer different, better or lower cost therapeutic alternatives than our product candidates;

  •
  anticipated regulatory developments in the United States and foreign countries;

  •
  our plans to develop and commercialize our product candidates, including expected preclinical and clinical results and timing;

  •
  our ability to obtain and maintain intellectual property protection for our proprietary assets;

  •
  the size and growth of the potential markets for our product candidates, and our ability to serve those markets;

  •
  the rate and degree of market acceptance of our product candidates for any indication;

  •
  our ability to obtain additional financing; and

  •
  the loss of key scientific or management personnel.

        Any forward-looking statements in this report reflect our current views with respect to future events and with respect to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A. Risk Factors and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

        This report contains estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, not prove to have been accurate.

PART I

Item 1.    Business

Overview

        We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. Our product candidates are small molecules based on two distinct mechanistic platforms—calcitonin gene-related peptide ("CGRP"), receptor antagonists and glutamate modulators—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurologic indications with high unmet need in both large markets and orphan indications. The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute treatment of migraine. We expect to receive the topline results of our two Phase 3 clinical trials in the first quarter of 2018.

        Our glutamate platform includes three clinical-stage product candidates being developed for the treatment of various neurological indications: trigriluzole for the treatment of obsessive-compulsive disorder ("OCD"), spinocerebellar ataxia ("SCA") and Alzheimer's disease; BHV-0223 for the treatment of amyotrophic lateral sclerosis("ALS"); and BHV-5000 for the treatment of neurological and psychiatric illnesses such as Rett syndrome, neuropathic pain and treatment-resistant depression. One of our advanced product candidates from our glutamate platform is BHV-0223, which we are developing for the treatment of ALS, a neurodegenerative disease that affects nerve cells in the brain and spinal cord. We have received orphan drug designation from the U.S. Food and Drug Administration ("FDA") for BHV-0223 in ALS, and we have observed results suggesting bioequivalence to Rilutek in a recently completed Phase 1 clinical trial. We plan to file a new drug application ("NDA") with the FDA for BHV-0223 in the second half of 2018. With respect to our next most advanced product candidate in our glutamate platform, trigriluzole, we expect to receive the results from an open-label 48-week extension study in SCA in the fourth quarter 2018. We expect to complete enrollment in our Phase 2 clinical trial of trigriluzole for the treatment of OCD by the end of 2018. With respect to BHV-5000, we initiated a Phase 1 study in December 2017 which we expect to be completed in the second half of 2018.

Product Candidates

        The following table summarizes our lead development programs. We hold the worldwide rights to all of our product candidates.

Our CGRP Receptor Antagonist Platform

Migraine Overview and Market Opportunity

        Migraine is a chronic and debilitating disorder characterized by recurrent attacks lasting four to 72 hours with multiple symptoms, including typically one-sided, pulsating headaches of moderate to severe pain intensity that are associated with nausea or vomiting, and/or sensitivity to sound (phonophobia) and sensitivity to light (photophobia). Migraines are often preceded by transient neurological warning symptoms, known as auras, which typically involve visual disturbances such as flashing lights, but may also involve numbness or tingling in parts of the body. Migraine is both widespread and disabling. The Migraine Research Foundation ranks migraine as the world's third most prevalent illness, and the Global Burden of Disease Study 2015 rates migraine as the seventh highest specific cause of disability worldwide. According to the Migraine Research Foundation, in the United States, approximately 36 million individuals suffer from migraine attacks. While most sufferers experience migraine attacks once or twice per month, more than 4 million people have chronic migraine, defined as experiencing at least 15 headache days per month, of which at least eight are migraine, for more than three months. Others have episodic migraine, which is characterized by experiencing less than 15 migraine days per month. People with episodic migraine may progress to chronic migraine over time. Migraine attacks can last four hours or up to three days. More than 90% of individuals suffering from migraine attacks are unable to work or function normally during a migraine attack, with many experiencing comorbid conditions such as depression, anxiety and insomnia.

        Triptans are the current first-line therapy for treatment of migraine, with over 13.9 million annual prescriptions in the United States. Despite the market for triptans being highly genericized, branded options continue to be popular. For example, even at a price of approximately $400-600/month, Maxalt is a commonly prescribed triptan. There has been minimal improvement in the standard treatment for migraine since the early 1990s. Reformulations of generic triptans or incremental improvements with new agents that target the same pathway are predicted to generate additional sales in the near term, but major sales growth for the migraine market are expected from novel therapeutics over the next several years. We believe that rimegepant will be a potential best-in-class small molecule CGRP receptor antagonist for the acute treatment of migraine and could achieve meaningful penetration of the market of migraine sufferers whose symptoms are not adequately addressed with current treatments.

        The prevention of migraine in the United States is a multi-billion dollar potential market. According to a report published by Neuropsychiatric Disease and Treatment, 38% to 50% of diagnosed migraine sufferers may be candidates for migraine prevention therapy. Currently, preventive medications approved for migraine include beta blockers, such as propranolol, topiramate, sodium valproate, and botulinum toxin ("Botox") and generate nearly 10 million prescriptions annually.

        In patients with high frequency and chronic migraine, beta blockers, topiramate and sodium valproate are commonly used. These medications are often not well tolerated by patients because of adverse events ("AEs") such as cognitive impairment, nausea, fatigue and sleep disturbance. In clinical trials with topiramate, the reduction in number of migraine days per month has been observed to be relatively small; for example, migraine days reduced by 2.5 days from six to seven days at baseline, or reduced by 3.5 days from 15 to 16 days at baseline. Migraine is twice as prevalent in women as compared to men. In the affected female patient population, predominantly women of child-bearing age, the association of these agents with poor pregnancy outcomes and fetal abnormalities can limit their use. Botox is only approved for the prevention of migraine in patients diagnosed with chronic migraine. Approximately 47% of Botox-treated patients experience a 50% reduction in either migraine days per month or migraine frequency per month within six months, which leaves more than half of patients inadequately treated. In addition, the Botox dosing regimen consists of approximately 31 subcutaneous injections at various sites on the head and neck, with recommended repetition every 12 weeks if the patient has a therapeutic response.

CGRP's Role in Migraine

        The CGRP receptor is located within pain-signaling pathways, intracranial arteries and mast cells and its activation is thought to play a causal role in migraine pathophysiology. For example, research and clinical studies have shown: serum levels of CGRP are elevated during migraine attacks, infusion of intravenous CGRP produces persistent pain in migraine sufferers and non-migraine sufferers, and treatment with anti-migraine drugs normalizes CGRP activity. Additionally, multiple clinical studies show that small molecule CGRP receptor antagonists, which inhibit the binding of endogenous CGRP to CGRP receptors, are effective in diminishing migraine attacks.

        Treatment with a CGRP receptor antagonist is believed to relieve migraine through the following mechanisms:

  •
  Blocking Neurogenic Inflammation:  Binding of CGRP receptor antagonists to CGRP receptors located on mast cells inhibit inflammation caused by trigeminal nerve release of CGRP onto mast cells within the tough outer covering of the brain, or the meninges.

  •
  Decreasing Artery Dilation:  By blocking the CGRP receptors located in smooth muscle cells within vessel walls, CGRP receptor antagonists inhibit the pathologic dilation of intracranial arteries without the unwanted effect of active vasoconstriction.

  •
  Inhibiting Pain Transmission:  Binding of CGRP receptor antagonists to CGRP receptors suppress the transmission of pain by inhibiting the central relay of pain signals from the trigeminal nerve to the caudal trigeminal nucleus.

        The graphic below depicts the mechanism of action by which CGRP receptor antagonism is thought to alleviate migraine.

N Engl J Med, Paul L. Durham, "CGRP-Receptor Antagonists—A Fresh Approach to Migraine Therapy," March 11, 2004. Copyright © Massachusetts Medical Society.

Our Lead Product Candidate: Rimegepant, an Oral CGRP Receptor Antagonist for Acute Treatment of Migraine

        We are developing rimegepant as an orally available, selective and potent small molecule CGRP receptor antagonist for the acute treatment of migraine. We believe that rimegepant has the potential to be the best-in-class CGRP receptor antagonist for the treatment of migraine with the ability to address important unmet needs, such as durable efficacy across all four traditional migraine symptoms and reduced incidence of headache recurrence, without contraindications or warnings in patients with cardiovascular disease or cardiovascular risk factors such as hypertension.

        Rimegepant dosed at 75 mg was observed to have statistically significant, durable improvement as compared to placebo in a Phase 2b, double-blind, randomized, placebo-controlled, dose-ranging clinical trial completed by Bristol-Myers Squibb Company ("BMS"). In this trial, 812 patients suffering from migraine attacks received either placebo, sumatriptan 100 mg (a currently approved triptan medication for migraine) or rimegepant dosed at 10, 25, 75, 150, 300 or 600 mg. The Phase 2b data showed statistically significant effects of rimegepant starting at the 75 mg dose compared to placebo, meaning that at this dose level, statistically significant results were observed on all four key migraine symptoms—pain, nausea, photophobia and phonophobia. Higher doses of rimegepant, while also showing improvement compared to placebo, did not appear to convey any meaningful additional benefit above the 75 mg dose. The observed improvement profile is consistent with the published literature showing a lack of a progressive dose-response curve for anti-migraine drugs used in the acute treatment of migraine. To our knowledge and based on publicly available information, rimegepant is the only small molecule CGRP receptor antagonist currently in development that has achieved statistically significant improvement on all four of the traditional endpoints within a single study, which suggests a broad efficacy profile important both to patients and physicians. Rimegepant also was observed to have evidence of durable improvement as demonstrated by statistically significant effects on two-to-24 hour and two-to-48 hour pain freedom and two-to-24 hour pain relief, as compared to placebo. In these measurements, benefits were present at two hours after dosing and persisted through 24 hours after dosing and, with respect to pain freedom, through 48 hours after dosing. This durable improvement is significant because other common migraine medications, such as triptans, have been associated with headache recurrence.

        The Phase 2b trial successfully completed its aim of identifying a Phase 3 dose. Based on these observations, we are advancing the 75 mg dose of rimegepant in our Phase 3 clinical trials. In July 2017, we initiated two Phase 3 clinical trials of rimegepant, and we completed enrollment in these trials in November 2017. We expect to receive topline results from both of these trials in the first quarter 2018. Additionally, in November 2017, we received agreement from the FDA of an initial pediatric study plan. In February 2018, we submitted a request for scientific advice for rimegepant to the Committee for Medicinal Products for Human Use ("CHMP") a committee of the European Medicines Agency ("EMA") and we anticipate receiving feedback in the first half of 2018.

        Those suffering from migraine often have accompanying nausea and have an aversion to consuming food or liquids during an attack. We are also developing an oral solid dosage formulation of rimegepant that disperses almost instantly in the mouth, without the need for water. The Zydis oral dissolving tablet ("ODT") formulation being utilized uniquely addresses this issue. Biohaven has exclusive worldwide rights to the Zydis ODT fast-dissolving formulation for the development of rimegepant pursuant to a January 2018 license agreement with Catalent U.K. Swindon Zydis Limited, a subsidiary of Catalent, Inc. ("Catalent"). The agreement also provides exclusivity with respect to other small molecule CGRP receptor antagonists with the Zydis ODT technology. In February 2018, a bioequivalence study was conducted to compare this new ODT formulation to the tablet in current clinical development and provided evidence of equivalence. A third Phase 3 efficacy study with rimegepant commenced in February 2018. This study, utilizing the new ODT formulation, is designed to replicate the other two ongoing Phase 3 studies and support the new formulation. The study is expected to complete in the fourth quarter of 2018.

Acute Treatment of Migraine and Limitation of Current Treatments

        Clinicians use a number of pharmacologic agents for the acute treatment of migraine. A study published by the American Headache Society in 2015 concluded that the medications deemed effective for the acute treatment of migraine fell into the following classes: triptans, ergotamine derivatives, non-steroidal anti-inflammatory drugs ("NSAIDs"), opioids and combination medications. The current standard of care for the acute treatment of migraine is prescription of triptans, which are serotonin 5-HT1B/1D receptor agonists. Triptans have been developed and approved for the acute treatment of migraine over the past two decades. The initial introduction of triptans represented a shift toward drugs more selectively targeting the suspected pathophysiology of migraine. While triptans account for almost 80% of anti-migraine therapies prescribed at office visits by healthcare providers, issues such as an incomplete effect or headache recurrence remain important clinical limitations. In fact, only about 30% of patients from clinical trials are pain free at two hours after taking triptans. In addition, triptans are contraindicated in patients with cardiovascular disease, cerebrovascular disease, or significant risk factors for either because of potential systemic and cerebrovascular vasoconstriction from the 5-HT1B-mediated effects. The package insert for triptans includes warnings and precautions for migraine patients with risk factors for cardiovascular disease and states that high risk patients, including those with increased age, diabetes, hypertension, smoking, obesity or a strong family history of coronary artery disease, should be evaluated prior to receiving the first dose of a triptan. Triptans are contraindicated in patients with a history of ischemic heart disease, coronary artery vasospasm, history of stroke, peripheral vascular disease or uncontrolled hypertension. Even in patients who have a negative cardiovascular evaluation, product labeling for triptans recommends that consideration be given to administration of the first dose in a medically-supervised setting and performing an electrocardiogram immediately following administration. Additionally, periodic cardiovascular evaluation should be considered for long-term users of triptans who have cardiovascular risk factors. According to a January 2017 study published in the journal Headache, an estimated 2.6 million migraine sufferers in the United States have a cardiovascular event, condition or procedure that limits the potential of triptans as a treatment option. Thus, we believe there remains a significant unmet medical need for a novel migraine-specific medication that does not increase the risk of cardiovascular liability.

The Potential Benefits of Rimegepant Compared to Other Treatments

        Traditionally, for approval of drugs for the acute treatment of migraine, the FDA required the drug to meet four co-primary endpoints at two hours after dosage in clinical trials: pain freedom or pain relief, and freedom from nausea, phonophobia and photophobia. In October 2014, the FDA issued new, less stringent draft guidance (and formal guidance in February 2018) indicating that pivotal migraine trials could use a preferred approach of co-primary 2-hour endpoints of freedom from pain and freedom from most bothersome symptom (among nausea, photophobia or phonophobia) to support approval. We believe rimegepant may be superior to other acute treatments for migraine currently approved and in development because, based on our Phase 2b clinical trial data, rimegepant was observed to result in statistically significant improvement in all four endpoints of pain, nausea, photophobia and phonophobia at the 75 mg dose, compared to placebo, with a favorable safety profile.

        The table below compares key features of rimegepant to two other product candidates targeting the acute treatment of migraine that are currently in development and that we anticipate could receive marketing approval as early as 2019-2020, and to CGRP antibodies, which represent another class of migraine-targeting product candidates in development and which target migraine prevention rather than acute treatment of migraine.

        Based on the results from the Phase 2b trial and earlier-stage development, we believe rimegepant offers the following clinical and product benefits for the acute treatment of migraine:

  •
  Oral Availability.  To our knowledge, rimegepant is one of only two small molecule CGRP receptor antagonists that is currently in late-stage clinical development and that offers patients convenient oral administration.

  •
  Comprehensive Treatment Effect.  In the Phase 2b trial, the 75 mg dose of rimegepant showed statistically significant improvement as compared to placebo across all four key migraine symptoms (pain, nausea, photophobia and phonophobia), while the other small molecule CGRP receptor antagonists currently in development have failed to show statistically significant improvement on nausea, and also failed to show significant improvement on pain relief.

  •
  Durable Improvement.  In the Phase 2b trial, the improvement of the 75 mg dose of rimegepant on pain freedom was statistically significant at two-to-24 hours and two-to-48 hours after dosing, and on pain relief was statistically significant at two and 24 hours after dosing, in each as compared to placebo, showing durability of treatment effect.

  •
  Favorable Safety Profile.  In the Phase 2b trial, rimegepant was generally well tolerated with low rates of AEs, no discontinuations for AEs, no treatment-related serious adverse events ("SAEs") and no deaths. AEs in the 75 mg treatment group were comparable to the placebo group, and most AEs across all treatment groups were mild to moderate in intensity and dose-dependent. Rimegepant does not cross the blood brain barrier, so there is low potential for centrally mediated AEs. In addition, the preclinical and clinical evidence suggests that CGRP receptor antagonists, such as rimegepant, have an absence of vasoconstrictor activity and lack other undesirable cardiovascular side effects, such as changes in the blood pressure or heart rate, that are commonly associated with triptans.

  •
  Potency.  Rimegepant is highly potent with subnanomolar affinity for the human CGRP receptor, which allows for a relatively low dose to provide maximal treatment effect.

  •
  Lower Expected Cost.  We expect that as a small molecule, rimegepant will have a lower cost of goods than CGRP antibodies, which are biologics.

The Potential of CGRP Antagonists: Novel mechanism of action without causing vasoconstriction

        The release of the neuropeptide CGRP from pain nerves is believed to play a causal role in the underlying pathophysiology of migraine and is also a potent dilator of intracranial arteries. Unlike triptans, which possess potent vasoconstrictive properties that could worsen cardiovascular or cerebrovascular disease, blocking the CGRP receptor reverses pathologic dilation of blood vessels without constricting them past their normal resting state size and without active vasoconstriction. The absence of cardiovascular effects may prove to be one of the major advantages in the use of CGRP receptor antagonists for the treatment of migraine. Preclinical and clinical evidence suggests that the use of CGRP receptor antagonists may be effective in treating migraine by blocking the pathophysiological processes associated with CGRP release, specifically by: (1) inhibiting pain transmission; (2) decreasing artery dilation without any active vasoconstriction; and (3) halting neurogenic inflammation. To date, the preclinical and clinical evidence indicates that CGRP receptor antagonists have an absence of vasoconstrictor activity and lack other undesirable cardiovascular side effects, such as changes in the blood pressure or heart rate. Studies of numerous drugs in development have provided proof of concept of the effects of CGRP targeting agents in humans.

Our Clinical Program for Rimegepant in Acute Treatment of Migraine

        We licensed rimegepant from BMS in July 2016. To date, the majority of data has been derived from clinical and preclinical development with rimegepant conducted by BMS. BMS selected rimegepant as a lead CGRP receptor antagonist compound for its potential best-in-class chemical profile after 10 years of research on this drug target.

  Phase 2b Clinical Trial Design and Results

        Rimegepant is being developed for oral administration and was observed to have evidence of comprehensive and durable treatment effect in a large Phase 2b clinical trial conducted by BMS. This Phase 2b clinical trial, the results of which were published in 2014, was a double-blind, randomized, placebo-controlled, dose-ranging trial of rimegepant for the acute treatment of migraine. The primary objective was to evaluate the efficacy of rimegepant compared with placebo in the acute treatment of migraine as measured by pain freedom (headache pain intensity level reported as "no pain") at two hours post-dosing using a four point rating scale (no pain, mild pain, moderate pain, severe pain) while identifying an optimal dose to support the Phase 3 clinical trials. Subjects were randomized to receive placebo, a 100 mg dose of sumatriptan or one of six doses of rimegepant (10 mg, 25 mg, 75 mg, 150 mg, 300 mg, or 600 mg). Randomization made use of an adaptive design, whereby one quarter of subjects were assigned placebo and one-eighth were assigned sumatriptan; the remainder were assigned to one of six rimegepant groups based on a Bayesian analysis of the observed response rates. Subjects were instructed to treat one migraine of moderate to severe pain intensity and return to the clinic within seven days.

        A total of 885 subjects were randomized and 812 completed the study (the remaining subjects did not experience a migraine during the treatment phase of the trial). Key entry criteria included: age 18 to 65 inclusive with at least a one-year history of migraine beginning prior to 50 years of age; migraine attacks lasting four to 72 hours if left untreated; not more than eight attacks per month of moderate or greater severity over the prior three months; and less than 15 total headache days per month (migraine plus non-migraine) in each of the three preceding months.

        Patients were given an electronic diary to record improvements and returned to the study site within seven days of study treatment for review of the data. Patients who experienced relief of headache pain to a mild intensity or pain-free intensity level at two hours post-dosing were considered to be responders. The patients who did not experience such relief at the end of two hours were permitted to use an approved rescue medication. Use of rescue medication within 48 hours was also recorded. Whatever the case, the patient was required to continue to complete his or her electronic diary for up to 48 hours after dosing. Secondary efficacy variables included total migraine freedom: a composite endpoint consisting of freedom from headache pain coupled with no symptoms of photophobia, phonophobia or nausea, at two hours post-dosing, and sustained pain freedom from two-to-24 hours. Exploratory measures included pain relief at two hours post-dosing, sustained pain relief from two-to-24 hours post-dosing, freedom from photophobia, phonophobia or nausea at two hours post-dosing, and sustained pain freedom from two-to-48 hours post-dosing. Safety variables included AEs, SAEs, clinical laboratory evaluations, vital sign measurements, physical examinations, and electrocardiograms ("ECGs"). The following graphic illustrates the study design of the Phase 2b clinical trial:

        With regard to the primary study outcome, the percentage of patients who were pain free at two hours after dosing is depicted in the figure below. The rimegepant 75 mg, 150 mg, and 300 mg dose groups each were significantly superior to placebo (p ≤ 0.01). Among the rimegepant dose groups, the percentage of subjects who were pain free at two hours after dosing was 31.4% (27/86) in the 75 mg group; 32.9% (28/85) in the 150 mg group; and 29.7% (33/111) in the 300 mg group, compared to

15.2% of patients in the placebo group. Statistical separation from placebo was not seen with the 600 mg group (24.4%, 20/82) as compared to the lower doses.

Pain Freedom 2 hours Post-Dosing (+/–95% Confidence)

        The table below shows the percentage of patients in the placebo, sumatriptan, and each rimegepant dose groups who experienced pain freedom and pain relief in the trial, and the corresponding p-values. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 represents statistical significance, meaning that there is only a 5% likelihood that the observed results occurred by chance. The table shows that rimegepant 75 mg showed statistically significant improvements compared to placebo on sustained pain freedom from two-to-24 hours and two-to-48 hours post-dose, on pain relief two hours post-dose and on sustained pain relief from two-to-24 hours post-dose (all with a 0.1% likelihood that the observed results were merely due to chance).

        The figure below shows the percentage of patients who reported sustained pain freedom and sustained pain relief at two-to-24 hours after dosing among the placebo dose group, the sumatriptan dose group, and each dose group of rimegepant. Rimegepant was statistically superior to placebo on pain freedom and pain relief at two-to-24 hours across all dose groups 75 mg and above.

Sustained Pain Freedom and Pain Relief 2-24 Hours Post-Dosing (+/–95% Confidence)

        The figure below shows the Phase 2 trial results for the three other traditional co-primary endpoints previously required by the FDA—freedom from nausea, phonophobia and photophobia, showing the proportion of patients with alleviation of these symptoms at two hours after dosing in the placebo dose group, the sumatriptan dose group, and in each of the rimegepant dose groups. Rimegepant 75 mg was statistically superior to placebo on nausea, photophobia and phonophobia freedom at two hours after dosing.

Nausea, Phonophobia and Photophobia Freedom 2 Hours Post-Dosing (+/–95% Confidence)

        With regard to safety and tolerability in the Phase 2 clinical trial, the overall incidence of AEs was comparable across the placebo and rimegepant treatment groups. The most commonly seen AE in the rimegepant dosing groups was nausea, which appeared to exhibit a dose dependent trend at the higher doses: 1.4% in the 10 mg dose group; 0% in the 25 mg dose group; 3% in each of the 75 mg and 150 mg dose groups; 4% in the 300 mg dose group; and 8% in the 600 mg dose group. Importantly, although the patient numbers were small, the reported events of chest discomfort, chest pain, muscle tightness, and jaw pain were only observed in the sumatriptan-treated patients, with no rimegepant treated patients reporting chest pain-related symptoms. Most of the AEs reported were mild to moderate in intensity. Two SAEs were reported (post-lumbar puncture headache and pneumonia), but neither was deemed by the trial investigators to be treatment-related. No deaths were reported, and no patients discontinued because of AEs. There were no clinically important ECG findings, vital sign abnormalities, or physical examination findings after administration of rimegepant.

        The table below shows the number and percentage of patients reporting a commonly occurring AE within 48 hours post-dosing. Rimegepant was generally well tolerated with no events of chest discomfort and low rate of AEs across dose groups.

        Treatment-emergent AEs that occurred within two hours post-dosing were reported most often in the sumatriptan group (10.0%), followed by the 600 mg (8.3%), 300 mg (8.0%), 150 mg (7.0%), 10 mg (6.9%), 25 mg (4.8%), and the 75 mg (4.7%) dose groups, and the placebo group (2.9%). In the rimegepant dose groups, the most common AEs reported within two hours post-dosing were primarily low rates of dizziness and somnolence, and gastrointestinal disorders, primarily nausea and vomiting.

        The liver has been a target of interest in certain small molecule CGRP receptor antagonists, as indications of liver toxicity have been associated with frequent use. In the Phase 2b trial, one patient in the rimegepant 75 mg dose group and one patient in the placebo group had a report of an asymptomatic and mild increase in certain hepatic enzymes, which are types of liver enzyme measured in a liver function test to detect damage and inflammation to the liver. The subject in the rimegepant 75 mg dose group had peak alanine transaminase ("ALT") and aspartate transaminase ("AST") elevations that were less than 1.22 times the upper limit of normal ("ULN") and reported as an AE, while the placebo subject had a total bilirubin level that was greater than 2xULN. No subjects in the Phase 2b trial had AST or ALT elevation that exceeded 3xULN, a level that is considered to be a potentially meaningful indicator of a drug's potential to cause severe drug-induced liver injury ("DILI"), based on FDA guidance.

        In conclusion, in the Phase 2b clinical trial, rimegepant was observed to be superior to placebo in the acute treatment of migraine and the trial identified the lowest dose that is fully effective in patients. More specifically, the selection of 75 mg rimegepant as the dose for advancement in Phase 3 trials was based on observed improvement as compared to placebo on the key primary outcome measure, pain freedom at two hours (31.4% vs 15.2% placebo; p = 0.0018) and key secondary and exploratory outcome measures: total migraine freedom at two hours (27.9% vs 11.8%; p = 0.0008), sustained pain freedom two-to-24 hours (27.9% vs 7.4%, p < 0.0001), freedom from photophobia at two hours (41.9% vs 24.0%, p = 0.0023), freedom from phonophobia at two hours (52.3% vs 27.9%, p < 0.0001), freedom from nausea at two hours (67.4% vs 51.0%, p = 0.0074), pain relief at two hours (72.1% vs 51.2%, p = 0.0007), and sustained pain relief from two-to-24 hours (69.8% vs 42.4%, p < 0.0001). Notably, rimegepant is the only small molecule and orally available CGRP receptor antagonist that has shown statistically significant improvement on the key migraine symptoms of pain, nausea, photophobia and phonophobia in a single trial.

  Phase 3 Clinical Trial Development Plan

        Based on the results of the Phase 2 clinical trial, we elected to advance the 75 mg dose of rimegepant in our Phase 3 clinical trials. According to FDA 2014 draft guidance for developing drugs for acute treatment of migraine, approval for this indication has historically involved the demonstration of an effect on four co-primary endpoints: pain, nausea, photophobia and phonophobia. More recently, the agency has considered an alternate approach and in the recently published FDA 2018 formal guidance indicated as the "preferred approach" for approval based on an effect at 2 hours on headache pain freedom and freedom from a patient's most bothersome migraine symptom, or MBS, selected as either nausea, photophobia or phonophobia. Using this approach, the two co-primary endpoints would be (1) having no headache pain at two hours after dosing and (2) a demonstrated effect on freedom from the MBS at two hours after dosing. Regardless of the associated symptom identified as most bothersome, the FDA guidance states that all three important migraine symptoms (nausea, photophobia and phonophobia) should be assessed as secondary endpoints.

        We had an end of Phase 2 meeting with the FDA in March 2017 and we commenced two Phase 3 clinical trials in July 2017. We completed enrollment in these trials in November 2017. Approximately 3,000 patients were enrolled and 2,300 patients randomized across these two Phase 3 trials. We expect to receive topline results from both of these trials in the first quarter of 2018. Additionally, in November 2017, we also received agreement from the FDA on an initial pediatric study plan. We submitted a request for scientific advice to CHMP for rimegepant in February of 2018, and we anticipate receiving feedback in the first half of 2018.

        Both Phase 3 trials conform to the FDA guidance for approval in acute treatment of migraine. The trials are double-blinded, randomized, and placebo-controlled. The trials recruited male and female patients 18-65 years of age with at least a one year history of migraine, including an age of onset prior to 50, migraine attacks that last about four to 72 hours, not more than eight attacks of moderate to severe intensity per month within the last three months and not less than two attacks per month. Our goal was to enroll patients who represent the spectrum of real-world migraineurs, including those who have previously been non-responsive to triptans, as the FDA stated to us at our end of Phase 2 meeting that triptan-resistant patients may benefit from rimegepant treatment. We also enrolled patients who have cardiovascular risk factors and/or vascular disease. The primary objective of the trials is to evaluate the efficacy of 75 mg of rimegepant compared with placebo in the acute treatment of migraine as measured by two co-primary endpoints: (1) pain freedom (headache pain intensity level reported as "no pain") at two hours after dosing using a four-point numeric rating scale (no pain, mild pain, moderate pain, severe pain) and (2) freedom from the MBS at two hours after dosing. The three other important migraine symptoms (nausea, photophobia and phonophobia) will be assessed as secondary endpoints, consistent with FDA guidance.

        In designing the Phase 3 trials, care was taken to minimize any changes in study populations compared to the already completed Phase 2 trial with rimegepant with no major changes in inclusion and exclusion criteria between the completed and planned trials. The main differences in trial design between the previous Phase 2 trials and our ongoing Phase 3 clinical trials include:

  1.
  Change in the primary outcome measure and statistical analysis plan to conform to recent FDA guidance.    The Phase 2b trial identified pain freedom at two hours as the primary outcome measure and included various secondary and exploratory outcome measures to assess the associated symptoms of nausea, photophobia and phonophobia. The Phase 3 trials utilize pain freedom and freedom from MBS at two hours after dosing as co-primary endpoints. In addition, to conform to recent FDA developments, and confirmed in our recent regulatory interactions, we intend to analyze the data collected in our Phase 3 trials on a non-completer-equals-failure (NC=F) basis, rather than on a last-observation-carried-forward (LOCF) basis used in the Phase 2b trial;

  2.
  Number of treatment arms.    The Phase 2b trial included six different dose groups of rimegepant, sumatriptan and placebo arms. The Phase 3 trials only include 75 mg rimegepant versus placebo, since 75 mg rimegepant was identified as the lowest dose in the Phase 2b trial at which improvements were observed in the four key migraine symptoms; and

  3.
  Increase in sample size.    The two Phase 3 trials enrolled approximately 3,000 patients with the aim of treating around 550 patients per arm with placebo or 75 mg rimegepant, respectively, in each trial; whereas in the Phase 2b trial 203 patients received placebo and just under 100 patients per arm received rimegepant. This increase in sample size is expected to support statistical comparisons on both primary and secondary endpoints.

        This change in the hierarchy of outcome measures, sample size and number of treatment arms reflect somewhat standard changes in clinical trial design to increase technical and regulatory chances of success in the registrational program. We also developed a commercial-grade, tablet formulation of rimegepant that we are using in our Phase 3 clinical trials.

        In August 2017, we commenced a long-term safety study to meet FDA requirements for approval. This study will be a 12-month, long-term, open label safety study conducted in patients with migraine. Two thousand patients will be treated in this study. A subset of approximately 600 patients will have a history of more frequent migraine attacks (i.e., more than eight migraine attacks per month) and will be able to take up to 30 doses of 75 mg rimegepant in one month. At our end of Phase 2 meeting, the FDA stated its desire to see a safety study in which patients received daily or near-daily dosing of rimegepant for at least three months. This desire stems from the FDA's concern about a potential liver signal with the class of CGRP antagonists. The FDA stated that any risk of liver injury has to be very low and that exposure with the drug has to be sufficient to cap the risk of liver injury at a level acceptable for the migraine population. We believe the design of our long-term safety study may adequately address this concern by providing for the enrollment of approximately 600 patients who experience nine to fourteen migraine episodes per month and will be allowed to use rimegepant on a daily basis, which we believe will generate safety data with respect to long-term, frequent use of rimegepant. Importantly, we believe this study design, where patients are allowed to take up to 30 doses of 75 mg rimegepant in one month, embraces the FDA guidance for conduct of a long-term safety trial during which patients can treat all acute migraine episodes with the investigational drug. Study visits for all patients will be monthly for the first three months and every three months thereafter. Based on feedback we received at our end of Phase 2 meeting with the FDA, we will administer liver function testing at two weeks post-dose and will follow patients with any abnormal liver function tests until clinical resolution. We expect sufficient clinical data needed for filing an NDA for rimegepant will be available by the end of 2018. As of December 31, 2017, approximately 1,100 patients are enrolled in this study, and we expect enrollment to be complete in the first half of 2018.

        Those suffering from migraine often have accompanying nausea and have an aversion to consuming food or liquids during an attack. We are also developing an oral solid dosage formulation of rimegepant that disperses almost instantly in the mouth, without the need for water. The Zydis ODT formulation uniquely addresses this issue. Biohaven has exclusive worldwide rights to the Zydis ODT fast-dissolving formulation for the development of rimegepant through a January 2018 license agreement with Catalent. The agreement also provides exclusivity with respect to other small molecule CGRP receptor antagonists with the Zydis ODT technology. In February 2018, a bioequivalence study was conducted to compare this new ODT formulation to the tablet in current clinical development and provided evidence of equivalence. A third Phase 3 clinical trial with rimegepant commenced in February 2018. This study, utilizing the new ODT formulation, is designed to replicate the other two ongoing Phase 3 trials. The trial compares placebo to 75 mg of the ODT formulation and will randomize approximately 850 patients with migraine to evaluate approximately 425 patients per treatment arm. We expect to complete this Phase 3 clinical trial in the fourth quarter 2018.

  Clinical Trials with Rimegepant

        As of March 2, 2018, thirteen clinical trials have been completed (enrollment and treatment completed) in healthy volunteers and patients with migraine that inform pharmacokinetic, metabolic interactions, safety, tolerability and efficacy of rimegepant. Rimegepant has been observed to be generally safe and well tolerated in humans when given as single oral doses up to the maximum dose of 1500 mg and multiple oral doses up to the maximum daily dose of 600 mg for 14 days. No deaths have occurred in clinical trials to date. Currently, there are three ongoing Phase 3 clinical trials, one Phase 2/3 long-term safety study as well as two ongoing Phase 1 clinical trials, with one more Phase 1 expected to commence in the second quarter of 2018. These Phase 1 trials included evaluation of important drug-drug interactions looking at the effect of administering itraconazole, rifampin or fluconazole on the pharmacokinetics ("PK") of rimegepant. Also included are population studies to evaluate any differences seen in PK in patients with hepatic or renal impairment, as well as differences in PK that could be seen in the elderly. We expect to initiate a cardiac conduction study ("TQT study") in 2018.

        Prior to the initiation of our Phase 3 clinical trials, approximately 687 subjects had been dosed with rimegepant. In Phase 1 and 2b trials, approximately 600 subjects have received single doses of rimegepant, ranging from 25 mg to 1500 mg; and approximately 87 subjects have received multiple doses of rimegepant, ranging from 75 mg to 600 mg daily for up to 14 days. In total, we believe the current data suggests a favorable benefit-risk profile for rimegepant in the acute treatment of migraine attacks. The clinical experience with rimegepant to date has allowed the characterization of safety and tolerability at substantial multiples of the intended therapeutic dose and intended frequency of use. Rimegepant has been assessed in single doses up to 1500 mg and in multiple doses from 75 mg to 600 mg with 14 days of dosing (including 300 mg twice daily), where the higher doses yielded exposures more than 54 times greater in area under the curve ("AUC"), which is a measure of drug exposure, and 23 times higher in Cmax, which is the peak concentration that a drug achieves after dosing, as compared to the mean therapeutic exposure of a single 75 mg dose. These high exposure multiples were observed to be generally well tolerated.

        In completed rimegepant trials for which the results have been unblinded, as of March 2, 2018, three SAEs have been reported in rimegepant-treated patients. None of these SAEs were considered to be related to study drug: one subject had an SAE of severe post-lumbar puncture headache seven days after exposure to a single dose of rimegepant that was considered unrelated to study treatment, one subject had stress related cardiomyopathy that occurred 8 days after a single dose of rimegepant that was considered unrelated to study treatment, and one subject had an SAE of moderate pneumonia with onset five days after exposure to a single dose of rimegepant that was considered unrelated to study treatment. In addition, one subject who received placebo experienced an SAE (appendicitis).

        Since no data are available regarding the effects of rimegepant on human fetuses or newborns, women of childbearing potential must use adequate birth control and have a negative serum or urine pregnancy test to be eligible to receive rimegepant. Female subjects should avoid attempts at pregnancy in the month prior to exposure to rimegepant and eight weeks after exposure to rimegepant. All urine pregnancy testing results must be confirmed by serum pregnancy testing. Drug interaction studies with oral contraceptives demonstrated modest increase in exposure to estrogen and norelgestromin upon multiple doses of rimegepant 75 mg. Co-administration of rimegepant with oral contraceptives was safe and well tolerated. These results enabled enrollment of women of child bearing potential receiving oral contraceptives to be enrolled in the Phase 3 studies.

Nonclinical Toxicology

        Rimegepant is not genotoxic or phototoxic and has a low potential for off-target receptor interactions or effects on the cardiovascular, respiratory, and CNS systems. With repeated dosing up to three months, rimegepant was clinically tolerated at up to 150 mg/kg/day in rats and 100 mg/kg/day in monkeys. No histopathologic liver findings were noted in monkeys treated for 3 months at all doses (the highest dose yielded an AUC exposure that was 120× the anticipated human AUC at a therapeutic dose of 75 mg/day). The liver was the primary target organ in mice at levels of 100 mg/kg/day and greater and in rats at levels of 60 mg/kg/day and greater. These dosing levels were not associated with hepatocellular degeneration/necrosis, inflammation, or fibrosis. In monkeys treated for 3 months, target organ effects were limited to minimal to moderate macrophage accumulation (histiocytosis) in mandibular and mesenteric lymph nodes (considered to be a marginal exacerbation of a common spontaneous change in this species) at ≥ 100 mg/kg/day. Hepatic lipidosis identified in mouse and rat studies was determined to be rodent specific as it was not observed at rimegepant exposures in monkeys which overlapped those producing lipid effects in rats in the three-month pivotal studies. At the NOEL (no observable effect level) and NOAEL (no observable adverse effect level) doses in rats (30 mg/kg/day) and monkeys (50 mg/kg/day) in the three-month studies, mean (male and female combined) AUC exposures were at least 23× (for rats) and 56× (for monkeys) the anticipated human AUC at a 75 mg/day clinical dose. Since fetal effects in rats were observed only at doses that produced maternal toxicity (300 mg/kg/day) and there were no fetal findings in rabbits at any dose level, rimegepant is not considered to be a selective developmental toxicant.

        In a 6-month rat study, animals were administered rimegepant orally at daily doses of 0, 20, or 45 mg/kg/day. The NOAEL was the high dose, 45 mg/kg/day with no evidence of toxicity at any dose. In a 9-month cynomolgus monkey study, animals were administered rimegepant orally at daily doses of 0, 15 or 50 mg/kg/day. The NOAEL was the high dose, 50 mg/kg/day with no evidence of toxicity at any dose level. Chronic administration to rats (6 months) and monkeys (9 months) demonstrated NOAEL values at doses of 45 and 50 mg/kg/day, respectively. Exposures were at least 29X (rat) and 17X (monkey) the anticipated human AUC at a 75 mg/day clinical dose.

        Clinical monitoring for potential hepatotoxicity has been and will continue to be conducted in subsequent studies in humans. Such monitoring will include routine liver function tests including ALT, AST, total bilirubin, GGT and ALP at all study phases, including screening (before exposure to rimegepant), regularly during exposure, and after exposure. Additionally, the frequency, severity, and discontinuations of hepatic-related AEs are monitored closely. All cases of DILI are reported as SAEs. There have been no reported cases of DILI with rimegepant administration to date. Other symptoms or target organs from nonclinical studies that will continue to be followed include skeletal muscle effects, emesis, skin rash and hematology measures. We expect to complete the ongoing two-year carcinogenicity study in the fourth quarter of 2018 and receive the study report in 2019.

Our Product Candidate BHV-3500, a CGRP Receptor Antagonist for Acute Treatment and Prevention of Migraine

        BHV-3500 is the second compound from our CGRP receptor antagonist platform. We are developing BHV-3500 for the acute treatment and prevention of migraine, and we believe it has the potential to improve the existing standard of care based on the following benefits:

  •
  Multiple Potential Routes of Delivery—BHV-3500 may be used by nasal, subcutaneous, inhalation or potential oral routes of administration with rapid onset of treatment effect, compared to the anti-CGRP monoclonal antibodies ("mAbs") that are currently in development which have a more cumbersome route of administration to patients in the form of intravenous or subcutaneous use. The first formulation of BHV-3500 entering the clinic is for intranasal delivery that will be assessed for rapid onset of action in the acute treatment of migraine.

  •
  Favorable Safety Profile—Like rimegepant, we believe BHV-3500 will have a favorable safety and tolerability profile in the clinic, attributable to multiple properties such as its high selectivity for the CGRP receptor, low propensity to aggregate in lipids, and its expected excretion from the body in a largely unchanged state. Unlike other small molecule CGRP receptor antagonists that show potential for liver effects at high exposures, BHV-3500 has not demonstrated any propensity for liver abnormalities in preclinical studies to date, even at very high dose levels. Because preventative treatments involve chronic dosing on a daily basis, any potential target organ effects on the liver could be problematic. Therefore, based on these observations from nonclinical toxicology studies, we believe that BHV-3500 may provide a substantial benefit over other agents with such propensities. In addition, in preclinical studies of BHV-3500, no significant cardiovascular safety or systemic toxicity issues were observed, in contrast to sumatriptan, which displays dose-dependent vasoconstriction.

  •
  Superior Chemical Attributes—BHV-3500 is a highly soluble, potent antagonist at the human CGRP receptor. Because BHV-3500 exhibits an in vitro and in vivo efficacy profile similar to rimegepant, we believe that BHV-3500 will also have a comprehensive (pain, nausea, photophobia and phonophobia) and durable efficacy profile. The chemical attributes of BHV-3500 also allow for a variety of formulations that may provide a more rapid onset of efficacy. Unlike mAbs, which are large biologic molecules, BHV-3500 is a small molecule that directly binds with high potency to the CGRP receptor.

  •
  Higher Value to Patients and Payors with Lower Expected Cost Compared to Biologics—We expect that as a small molecule, BHV-3500 will have a lower cost of goods than mAbs, which are biologics.

  •
  Potential for Multiple Indications—Although its nonclinical safety and efficacy profile suggests BHV-3500's potential for daily administration and development for prevention of migraine, this compound also has the potential to be developed in the acute treatment of migraine. BHV-3500 adds flexibility to our CGRP development program as a stand-alone agent for prevention therapy or a complementary/backup intranasal formulation for rapid onset of action in the acute treatment of migraine.

        We believe BHV-3500 has the potential to address a significant unmet need in the acute treatment of migraines in patients with both episodic and chronic migraine, as well as compete effectively with current and future migraine prevention therapies. BHV-3500 may afford multiple routes of delivery including intranasal delivery and daily oral administration for acute and preventative treatment of migraine, potential for enhanced safety profile, superior chemical attributes and a higher value to patients and payors with lower expected costs compared to large molecule biologics in current development.

Clinical Development Plans

        We have commenced a toxicology development program to support the submission of an investigational new drug application ("IND") to the FDA for BHV-3500. This preclinical program includes intranasal and subcutaneous dose toxicity studies. We intend to submit an IND for BHV-3500 in the first half of 2018 to permit us to commence clinical trials. We plan to conduct a Phase 1 clinical trial in the second half of 2018 to assess safety, tolerability and PK of BHV-3500 in healthy volunteers.

  Our Glutamate Platform

        We are developing three product candidates, trigriluzole, BHV-0223 and BHV-5000, that modulate the glutamate system via two distinct mechanisms which form the basis of our glutamate platform—glutamate transporter modulators (trigriluzole and BHV-0223) and glutamate N-methyl-D-aspartate ("NMDA") receptor antagonists (BHV-5000).

        Glutamate is an important neurotransmitter present in over 90% of all brain synapses and is a naturally occurring molecule that nerve cells use to send signals to other cells in the central nervous system. Glutamate plays an essential role in normal brain functioning and its levels must be tightly regulated. Abnormalities in glutamate function can disrupt nerve health and communication, and in extreme cases may lead to nerve cell death. Nerve cell dysfunction and death leads to devastating diseases, including ataxia, ALS and other neurodegenerative disorders. Glutamate clearance is necessary for proper synaptic activation and to prevent neuronal damage from excessive activation of glutamate receptors. Excitatory amino-acid transporters ("EAATs"), help regulate glutamate clearance, and are responsible for most of the glutamate uptake within the brain.

        The mechanism of action of our glutamate platform is depicted below. Glutamate must be tightly regulated once released from a pre-synaptic neuron and acts as a signaling neurotransmitter to stimulate the post-synaptic neuron via stimulation of glutamate receptors (e.g., NMDA, AMPA or Kainate receptors). Glial cells surrounding the synaptic junction are predominantly responsible for clearing glutamate through transporters, the EAATs. There are five distinct types of glutamate transporters. (1) As depicted in the glial cell to the right of the figure below, BHV-0223 and trigriluzole increase the activity of the EAATs to increase the clearance of glutamate and decrease glutamate release from the pre-synaptic neuron. Trigriluzole and BHV-0223 also inhibit presynaptic ion channels that may inhibit the release of glutamate from presynaptic neurons. (2) As depicted in the postsynaptic neuron to the bottom of the figure below, BHV-5000 blocks glutamate signaling that is mediated by post-synaptic NMDA receptors. Modulating glutamate also has the potential to be neuroprotective and increase the release of neurotrophic factors, including brain derived neurotrophic factor ("BDNF")

which are endogenous molecules that help to support the survival of existing neurons, and encourage the growth and differentiation of new neurons and synapses.

Glutamate Transporter Modulation

        Abnormal glutamate release or dysfunction of glutamate clearance can cause overstimulation of glutamate receptors which can lead to a dangerous neural injury called excitotoxicity, which has been associated with a wide range of neurodegenerative diseases. The FDA has approved anti-excitotoxicity drugs that act on the glutamatergic system by blocking NMDA receptors, such as memantine ("Namenda") for Alzheimer's disease, lamotrigine ("Lamictal") for epilepsy and bipolar disorder and riluzole ("Rilutek") for ALS. Although these drugs show the therapeutic potential of glutamate receptor antagonists in the treatment of a range of neurological diseases, many of these approved drugs have serious side effects and other drawbacks that we have attempted to solve with our development of BHV-0223 and trigriluzole.

        We are currently developing trigriluzole as a potential FDA-approved drug treatment option for patients suffering from OCD, Alzheimer's disease and ataxia (initially focusing on SCA). A Phase 2 double-blind, randomized controlled trial on the use of trigriluzole in OCD commenced in late 2017 and enrollment is expected to complete in 2018. In addition, a Phase 2 double-blind, randomized controlled trial of trigriluzole in the treatment of mild-to-moderate Alzheimer's disease is being advanced in collaboration with the Alzheimer's Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. We expect that this trial will begin in the first half of 2018. The 48-week extension phase of the SCA Phase 2/3 trial is ongoing, and we expect to receive the data from that portion of the trial by the end of 2018.

        OCD is a chronic neuropsychiatric disorder characterized by symptoms of obsessions (intrusive thoughts) and compulsions (repetitive behaviors) that can interfere with patients' functional abilities. According to the National Institute of Mental Health, the 12-month prevalence of OCD is 1% of the U.S. adult population, and approximately half of these cases are characterized as severe. First-line treatment for OCD includes cognitive behavior therapy, selective serotonin reuptake inhibitors ("SSRIs") and adjunctive use of atypical antipsychotics. Nonetheless, up to 60% of patients have an inadequate response to conventional intervention strategies. While SSRIs and atypical antipsychotics have been approved for OCD, the majority of patients do not have an adequate response to pharmacologic treatment, and some seek invasive neurosurgical procedures to ameliorate symptoms. Despite the significant public health burden, no novel mechanisms of action have been approved by the

FDA for OCD in over two decades. The rationale for use of trigriluzole in OCD is supported by clinical data with its active metabolite, riluzole, in populations with OCD in open-label and placebo-controlled clinical trials as well as in preclinical, genetic and neuroimaging studies implicating the glutamatergic hyperactivity in the pathogenesis of OCD.

        Alzheimer's disease is the most common form of dementia, characterized by symptoms of progressive memory loss and impairment in other areas of cognition. According to the Alzheimer's Association, approximately 5.5 million people in the United States are affected by the disease and, with the aging population, that number is expected to triple by 2050. We believe the rationale for the study of trigriluzole in Alzheimer's disease is supported by preclinical studies on the active metabolite, riluzole, in multiple relevant preclinical models and our own clinical data from the Phase 2/3 clinical trial on the potential of trigriluzole to overcome limitations of administering riluzole.

        SCA represents an orphan disease. According to a 2016 report by Orphanet cataloging the prevalence and incidence of rare diseases, SCA affects approximately 22,000 individuals in the United States. We have received both orphan drug designation and fast track designation from the FDA for trigriluzole for the treatment of SCA. In October 2017, we reported topline data from the 8-week randomization period from the Phase 2/3 clinical trial in SCA. At the eight week time point, trigriluzole did not statistically differentiate from placebo. Post-hoc analyses suggested the potential for favorable therapeutic effects of trigriluzole, based on numerically superior treatment effects compared to placebo in groups of subjects with less inherent pre-randomization variability on the primary endpoint and also in those, who based on baseline characteristics, would be expected to have greater drug exposures. In the trial, we observed a favorable safety and tolerability profile. For example, no subjects demonstrated an elevation of liver transaminases of 3-fold or greater than the upper limit of normal; whereas, a similar exposure of the active metabolite, riluzole, is associated with about an 8% rate of such elevations, based on the Rilutek Prescribing Information. The 48-week extension phase of the SCA trial is ongoing, and we are continuing to assess the data from the trial. Based on post-hoc analyses we are in active dialogue with the FDA to discuss the potential for further development of trigriluzole in ataxias and the FDA has expressed willingness to accept a modification of our trial's primary endpoint, the Scale for Assessment and Rating of Ataxia ("SARA"), as an acceptable registrational endpoint. Future development of trigriluzole in ataxia will be based on these interactions and results from the extension phase of the ongoing Phase 2/3 trial.

        In addition, preclinical and small-scale pilot studies are underway to explore trigriluzole's use in the treatment of a pipeline of other indications such as essential tremor, psychiatric disorders including anxiety and depression as well as some cancers whose spread is thought mediated by glutamate transmission, such as melanoma and glioblastoma. We are also developing analogs of trigriluzole and other related prodrugs for potential use in these indications.

        We are currently developing BHV-0223 for the treatment of ALS. According to the ALS Association, ALS affects up to 20,000 individuals in the United States and according to industry data, we estimate 15,000 individuals are clinically diagnosed, with 7,500 ALS patients actively treated with generic riluzole or branded Rilutek. As the first of two drugs approved by the FDA for the treatment of ALS and the only drug to extend life and/or time to tracheostomy, riluzole is the established standard of care. However, while the market is highly genericized, there have not been further clinical improvements or advances in ALS riluzole therapeutics since the FDA's approval in 1995. In addition, the use of riluzole is limited by a number of non-desirable attributes. We have received orphan drug designation from the FDA for BHV-0223 in ALS and we have observed results suggesting bioequivalence to Rilutek in a recently completed Phase 1 clinical trial. We believe that BHV-0223, if approved, could gain meaningful market share based on its favorable formulation attributes.

        BHV-5000 is an orally available, first-in-class, low-trapping, NMDA receptor antagonist prodrug that we are developing for the treatment of neuropsychiatric indications, including Rett syndrome. Rett syndrome is a rare and severe genetic neurodevelopmental disorder. After six to 18 months of apparently normal post-natal development, patients with Rett syndrome develop global deceleration of psychomotor function, loss of acquired cognitive skills and brain-mediated episodes of transient respiratory suppression. With intensive care, patients may survive into adulthood, yet they are severely physically and cognitively impaired. Rett syndrome affects approximately 15,000 individuals in the United States. No approved drug therapies for Rett syndrome are currently available and care is supportive. The rationale for the study of BHV-5000 in Rett syndrome is based on results of studies with BHV-5000, its active metabolite and ketamine in preclinical mouse models, in which improvement in key clinical features of the disease have been observed, including a reduction in the frequency of episodes of respiratory suppression. These preclinical findings are supported by anecdotal clinical reports regarding the use of ketamine, another NMDA receptor antagonist, in patients with Rett syndrome that have been reported to also show clinical improvements.

Our Product Candidate Trigriluzole for Ataxias, OCD and Alzheimer's Disease

        Trigriluzole is a new chemical entity ("NCE") and tripeptide prodrug of the active metabolite, riluzole. Based on its mechanism of action, preclinical data and clinical studies, trigriluzole has potential for therapeutic benefit in a range of neurological and neuropsychiatric illnesses. Initial development has focused on its use in treating SCA, an orphan neurological indication that currently has no approved drug therapies and for which the active metabolite, riluzole, has demonstrated preliminary efficacy in two prior randomized controlled trials conducted by third parties. We acquired trigriluzole from ALS Biopharma, LLC ("ALS Biopharma"), and Fox Chase Chemical Diversity Center, Inc. ("FCCDC"), along with an estate of over 300 prodrugs. A prodrug is a compound that, after administration, is metabolized in the body into an active drug. Trigriluzole is actively transported by virtue of recognition of its tripeptide moiety by the PepT1 transporter in the gut, and is responsible for the increased bioavailability of the drug. Once inside the body, the prodrug, trigriluzole is cleaved by enzymes in the blood to the active metabolite riluzole. To mitigate the limitations of riluzole, several classes of prodrugs were designed, synthesized, and evaluated in multiple in vitro stability assays that predict in vivo drug levels. Trigriluzole is a third generation of prodrug development and the product of six years of intensive chemistry efforts.

        Riluzole is currently only indicated for ALS and has a number of non-desirable attributes that have limited its clinical use. Key limitations of riluzole include:

  •
  Poor oral bioavailability—When riluzole is administered in a tablet form, approximately 40% is either not absorbed or is metabolized in the liver before reaching systemic circulation. The fraction that does not reach systemic circulation and does not contribute to efficacy only increases the drug burden to the liver. This is thought to contribute to its negative safety effects, such as the liver effects described below.

  •
  Only tablet formulation currently available in United States—It is difficult for many patients with ALS to swallow, as oral and laryngeal dysfunction can be an early symptom of ALS. Such patients may choose to crush the tablets and mix it with food to make them easier to swallow; however, this is thought to decrease bioavailability.

  •
  Negative food effect—Riluzole must be taken on an empty stomach, at least one hour before or two hours after a meal, and failure to adhere to these guidelines results in lower drug levels and potentially decreased therapeutic effects. This can be particularly challenging for late-stage ALS patients who require a feeding tube for nutrition.

  •
  Negative effect on liver—Riluzole has been shown to have dose-dependent liver effects that include elevations on liver function tests. Taking riluzole necessitates regular laboratory monitoring of liver function. In addition, according to the FDA's warnings and precautions for

    Rilutek in its U.S. prescribing information, cases of clinical hepatitis, one of which has been fatal, have been reported in patients taking riluzole.

  •
  Pharmacokinetic variability—Due to extensive first-pass metabolism and CYP1A2 metabolism, which is heterogeneously expressed and thought to be responsible for the marked pharmacokinetic variability between individuals, riluzole has been observed to have marked pharmacokinetic variability, an attribute that manifests as a wide range of systemic drug exposure in populations administered the same dose.

  •
  Oral numbness—Patients have reported oral numbness associated with the active pharmaceutical ingredient riluzole, which makes development of alternate formulations challenging.

        The prodrug design and selected administration pathway that was pursued with trigriluzole is intended to address all of these limitations of riluzole. In addition, a prodrug can be engineered to enhance absorption and protect from diminished absorption when taken with meals. The trigriluzole preclinical development strategy was based on optimizing in vivo and in vitro features, such as stability in gastrointestinal and stomach fluids; stability in liver microsomes; favorable safety pharmacology with respect to off-target effects (particularly liver effects); metabolic cleavage in the plasma to release the active moiety; and enhanced gastrointestinal absorption properties. In in vivo studies in rodents, the intended benefits of this optimization program were observed, including delayed peak concentrations and greater exposure.

        After six years of chemistry development and preclinical testing, the resulting lead prodrug from the chemistry program was trigriluzole. Trigriluzole is chemically comprised of riluzole linked via an amide bond to a tripeptide that is a substrate for gut transporters (PepT1) and which contributes to its improved bioavailability. The tripeptide moiety is cleaved by plasma aminopeptidases, releasing riluzole and naturally occurring amino acids, which we believe are readily managed by endogenous metabolic routes. We believe that the estate of compounds we acquired, combined with our internally developed intellectual property, will provide a significant barrier to entry from competitors. Trigriluzole is stable in fluids from the gastrointestinal tract and expected to have a differentiated profile with regard to any liability for hepatic effects.

        SCA was chosen as the lead indication based on a strong preclinical rationale as well as demonstration of preliminary efficacy of trigriluzole's active metabolite, riluzole, in two randomized controlled trials in patients with SCA and other ataxias conducted by third parties (Ristori 2010; Romano 2015). We continue to develop trigriluzole for the treatment of ataxias, with an initial focus on SCA.

The Potential Benefits of Trigriluzole Compared to Riluzole

        We believe trigriluzole offers the following potential advantages, compared to orally dosed riluzole:

  •
  Improved Bioavailability—Trigriluzole is a substrate for the gut transporters (PepT1). This is thought to increase the bioavailability of the drug as compared to orally dosed riluzole, meaning that more of the compound is absorbed by the body into the blood stream and can have an active effect. Studies have shown that administration of agents through peptide transporters significantly increases the absorption of drugs with otherwise poor oral bioavailability.

  •
  No Negative Food Effect—Trigriluzole shows no food effect in human studies, meaning that the drug will not be associated with special meal restrictions, a phenomenon potentially attributable to enhanced uptake by intestinal transporters specific to the peptide-containing moiety of trigriluzole. This is in contrast to oral riluzole tablets, which require a period of fasting around dosing in order to reach therapeutic levels, currently a dose-limiting factor of riluzole.

  •
  Lower Overall Drug Burden to the Liver—As a prodrug that mitigates first-pass liver metabolism and enhances bioavailability, therapeutic concentrations of the active metabolite riluzole can be achieved with a lower drug dose as compared to riluzole tablets. In addition, release of the active metabolite over time will result in a reduced bolus hepatic concentration as compared to that associated with riluzole tablets. Taken together, we believe these attributes of trigriluzole will reduce the potential for adverse liver effects.

  •
  Optimized Dosing Regimen and Compliance—Trigriluzole has been developed as a convenient once-daily dose, which could improve regimen compliance for patients. We believe these are important features to optimize long-term health outcomes in the treatment of patients with chronic diseases.

  •
  Potential for Developing Multiple Formulations—Trigriluzole is highly soluble and does not exhibit the profound oral numbness associated with riluzole tablets. As such, we believe trigriluzole has the potential to be developed in multiple formulations including intranasal, subcutaneous, intravenous, sublingual and other forms.

Overview of Ataxias and Limitations of Current Treatment

        Ataxias are a group of degenerative diseases of the nervous system, including hereditary ataxias and sporadic ataxias. According to the National Ataxia Foundation, the word "ataxia" originates from a Greek word meaning "without order" or "incoordination" and aptly describes many of the symptoms that are experienced by people who suffer from the many forms of ataxia, including problems with coordination, balance and movement which can affect a person's fingers, hands, arms, legs, body, speech and eye movements. Ataxias are generally classified as being either hereditary or sporadic. Hereditary ataxias are degenerative disorders that progress over a number of years. The hereditary ataxias include autosomal dominant forms, such as SCA, episodic ataxias and dentratorubral-pallidoluysian atrophy, and autosomal recessive forms, such as Friedreich's ataxia, fragile X-associated tremor/ataxia syndrome and ataxia-telangiectasia. Sporadic ataxias are generally idiopathic, do not run in families and have an onset later in life. Sporadic ataxias share many clinical features of the hereditary forms, which is thought to be attributable to similar underlying cerebellar dysfunction.

        Although symptoms may vary, the typical clinical course of SCA might be described as follows. Balance and coordination are affected first. Incoordination of hands, arms, and legs, and slurring of speech are other common, early symptoms. Over time, individuals with SCA may develop numbness, tingling, or pain in the arms and legs (sensory neuropathy), uncontrolled muscle tensing (dystonia), muscle wasting (atrophy), and muscle twitches (fasciculations). Walking becomes difficult and is characterized by walking with feet placed further apart to compensate for poor balance. Impaired coordination of the arms and hands affects the ability to perform tasks requiring fine motor control such as writing and eating. Rarely, rigidity, tremors, and involuntary jerking movements (chorea) have been reported in people who have been affected for many years. As time goes on, ataxia can affect speech and swallowing. Finally, individuals with SCA may also have difficulty processing, learning, and remembering information (cognitive impairment). Notably, there can also be significant clinical variation in the order and extent of symptom expression between mutations, within a common mutation, and even within a kindred that shares the same genotype. Non-cerebellar involvement may also occur in many SCA subtypes (such as cognition, pyramidal, extrapyramidal, motor neuron, peripheral nerve or macular involvement). Signs and symptoms of SCA typically begin in early adulthood, but can appear anytime from childhood to late adulthood; SCA is degenerative and progresses over a number of years. The neurodegeneration is attributed to the production of abnormal proteins that cause the affected nerve cells, predominantly cerebellar purkinje fibers, to eventually function poorly and ultimately degenerate. As SCA progresses, coordination problems become more pronounced. Atrophy of the cerebellum and sometimes brainstem may be apparent on brain imaging. The diagnosis of SCA requires the exclusion of acquired, non-genetic causes of ataxia, such as alcoholism, vitamin deficiencies, multiple sclerosis, vascular disease, tumors, and paraneoplastic disease. A definitive diagnosis requires genetic testing or occurrence within a kindred that has an identified mutation. Lifespan is significantly shortened due to complications related to neurological deficits.

        There are currently no FDA-approved medications for the treatment of SCA or any other cerebellar ataxia, and treatment is supportive. In general, multidisciplinary care provides supportive measures and the goal of this treatment is to improve quality of life and survival.

Our Clinical Program for Trigriluzole in Spinocerebellar Ataxia

Phase 1 Trials with Trigriluzole

        In July 2016, we began a Phase 1 randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability and PK of single and multiple ascending doses of trigriluzole in normal healthy volunteers. In this study, the initial safety and tolerability of trigriluzole at single doses ranging from 9.5 mg to 200 mg and multiple doses ranging from 35 mg to 200 mg daily were assessed. Fifty-eight healthy volunteers have been dosed with trigriluzole and 20 have been dosed with placebo. Based on preliminary data, both single and multiple doses up to 200 mg have been well tolerated without evidence of novel, clinically significant safety signals or lab abnormalities. There is no apparent dose response regarding the frequency or severity of AEs. In the blinded group, including subjects treated with both placebo and trigriluzole, the most common AEs were headache (five subjects, two with moderate severity and three with mild severity) and constipation (two subjects). No pattern of AEs or lab abnormalities has become apparent to provide specific cautions or to suggest cautions beyond what is appropriate for the active metabolite, riluzole. Preliminary results suggest approximately 25% to 30% greater systemic exposure of the active metabolite via oral administration of trigriluzole as compared to riluzole tablets. In addition, the time to peak concentration of the active metabolite via oral administration of trigriluzole was extended relative to that achieved with oral riluzole tablets, thus suggesting the mitigation of first-pass metabolism. A cross-over arm of the trial assessing fed and fasted conditions suggested no food effect. These pharmacokinetic properties differentiate from direct oral administration of the active metabolite. These preliminary safety, tolerability and pharmacokinetic data support advancement of trigriluzole. Commencing in December 2017, an additional single and multiple dose study was conducted to assess the safety, tolerability and PK of a 280 mg dose in 10 healthy young and elderly volunteers (8 active; 2 placebo). Preliminary results support adequate safety and tolerability and yielded mean exposures comparable to what would be expected from a 200 mg dose of Rilutek (based on extrapolation from Chandu 2010), a dose that has been safely used in clinic populations and associated with efficacy in a range of disorders in randomized controlled trials (Huntington Study Group Neurology 2003; Lacomblez Neurology 1996). In addition, a bioequivalence study was conducted to bridge a commercial formulation with a Phase 2/3 formulation in 32 healthy volunteers. The commercial formulation was well-tolerated and provided bioequivalent exposure with the Phase 2/3 formulation. Exposures from these recent Phase 1 studies are consistent with an absolute bioavailability of approximately 85% or greater, based on known absolute bioavailabilty of Rilutek of 60%.

        Based on the results of our Phase 1 trial with trigriluzole and two third-party academic trials that have shown preliminary efficacy of riluzole in cerebellar ataxias, we advanced trigriluzole into a Phase 2/3 clinical trial for SCA.

        The Phase 2/3 trial has two periods: an 8-week randomized, double-blind, placebo-controlled phase followed by a 48-week open-label treatment. The study is being conducted at approximately 15 sites in the United States. The design of the trial was informed predominantly by an advisory panel of the leading ataxia experts that we hosted in February 2016 as well as the observations from peer-reviewed publications in the scientific literature. 141 subjects were randomized to receive a once-daily dose of either placebo or 140 mg trigriluzole. Patients were stratified by diagnosis (genotype) and baseline severity (as measured by the patient's gait SARA score of ≤4 and >4). The primary outcome measure of the trial is the change from baseline in patient SARA score after eight weeks of treatment. The choice of the SARA, a validated scale, as the primary outcome measure was based on the consensus of a panel of national experts, based largely on the validation of the instrument in multiple populations, its effective use in demonstrating efficacy in a trial with riluzole (as shown in the Romano study discussed above), favorable psychometric properties, and its ability to assess a broad spectrum of ataxia-related symptoms. A secondary outcome measure is the patient time to perform an eight-meter walk test. Exploratory outcome measures include improvement as measured using the Unified Huntington's Disease Rating Scale Part IV on functional assessment, Clinical Global Impression of Improvement and the Patient Global Impression of Change. Qualifying subjects have genotypically confirmed diagnosis of the most common SCA subtypes. They must have moderate symptom severity (i.e., SARA scores of 8 to 30 inclusive and be able to walk eight meters without assistance). Almost all subjects who completed the eight-week treatment phase elected to participate in the 48-week open-label extension phase.

        We reported topline data from the 8-week randomization period from the Phase 2/3 clinical trial in SCA. At the eight week time point, trigriluzole did not statistically differentiate from placebo. After eight weeks of treatment, trigriluzole treated subjects demonstrated an improvement of –0.81 points [95% CI: –1.4 to –0.2] on the SARA versus –1.05 points [95% CI: –1.6 to –0.4] improvement in placebo, p-value = 0.52. Placebo response in this genetically defined disorder was higher than expected based upon prior European randomized controlled trials in SCA (Romano et al 2015; Ristori et al 2010). Post-hoc analyses suggested the potential for favorable therapeutic effects of trigriluzole, based on numerically superior treatment effects compared to placebo in groups of subjects with less inherent pre-randomization variability on the primary endpoint and also in those, who based on baseline characteristics, would be expected to have greater drug exposures.

        In this trial, we observed a favorable safety and tolerability profile of trigriluzole, with no drug-related SAEs and low discontinuation rates due to AEs. No randomized subjects demonstrated an elevation of liver transaminases of three-fold or greater than the upper limit of normal; whereas, a similar exposure of the active metabolite, riluzole, is associated with about an 8% rate of such elevations. We believe that the reduced effects on the liver may be attributable to a higher bioavailability that in part reflects mitigated first-pass liver metabolism and enhanced PepT1-mediated absorption. Trigriluzole has shown absence of a negative food effect, optimized oral bioavailability and no pattern of clinically significant effects on liver function, presenting a profile that appears distinct from what is described for riluzole in its U.S. prescribing information. This profile, in context of recent Phase 1 data assessing higher doses, will allow for exploration of higher exposures of the active metabolite than allowed by the current Rilutek label.

        Post-hoc analyses of the data have led to our continued interest in developing trigriluzole in SCA and is also founded on two academic randomized controlled trials studying the active metabolite or trigriluzole in diverse populations with cerebellar ataxia. In these two publications, the authors conducted studies of riluzole compared to placebo to assess improvement in patients with ataxias using two different ataxia rating scales. In each study, the authors observed statistically significant improvements in the riluzole treatment groups compared to the placebo groups.

  •
  Ristori et al 2010 demonstrated statistically significant improvement in patients with a variety of cerebellar ataxias: In a paper published in Neurology in 2010, Ristori and colleagues reported results from a randomized, double-blind, placebo-controlled trial of patients presenting with cerebellar ataxias of diverse etiologies. Forty subjects were randomized to receive eight weeks of treatment with either placebo or 100 mg riluzole (50 mg riluzole tablets, dosed twice daily). The primary endpoint of the trial was the proportion of patients with a decrease of at least 5 points in the International Cooperative Ataxia Rating Scale (ICARS) after four and eight weeks of treatment, compared with the baseline score. The ICARS quantifies severity of ataxia-related symptoms on a scale of zero to 100, with a higher score indicating greater impairment. The total score is the sum of four subscores which measure a patient's posture and gait (static subscore), limb coordination (kinetic subscore), speech (dysarthria subscore) and oculomotor function (ocular movement subscore). The number of patients with a five-point ICARS drop (the primary outcome measure) was significantly higher in the riluzole treatment group than in the placebo group after four weeks (9 out of 19 versus 1 out of 19; p-value = 0.003) and at eight weeks (13 out of 19 versus 1 out of 19; p-value = 0.001). The patient group treated with riluzole demonstrated superior mean changes on the ICARS scores over eight weeks of treatment as compared to the placebo group (–7.05 versus 0.16; p-value < 0.001). The table below shows the changes in ICARS from baseline in each treatment group after eight weeks of treatment, as well as the change in each subscore category. Only sporadic, mild AEs were reported in the trial. Results from this study suggest that riluzole, which is the active metabolite of trigriluzole, may confer acute therapeutic effects after eight weeks of dosing in diverse forms of cerebellar ataxia.

  •
  Romano et al 2015 demonstrated statistically significant improvement in patients with hereditary cerebellar ataxia (both SCA and Friedreich's ataxia): In an article published in The Lancet in 2015, Romano and colleagues described results of a study on the use of riluzole in patients with hereditary cerebellar ataxias over a 12-month period. In this multi-center, double-blind, placebo-controlled trial, sixty subjects diagnosed with either SCA or Friedreich's ataxia (enrolled in a 2:1 ratio) were randomized to receive 12 months of treatment with either placebo or 100 mg riluzole (50 mg tablets of riluzole, twice daily). The primary endpoint was the proportion of patients with a minimum one-point improvement on the Scale for the Assessment and Rating of Ataxia (SARA) after 12 months. The SARA is a validated scale consisting of an eight-item, semi-quantitative performance-based assessment of cerebellar ataxia symptoms that measures impairment on a scale of zero to 40, with a higher score indicating more severe ataxia. This scale was developed to address limitations of the ICARS and has been broadly adopted over the ICARS based on superior practicability, reliability and psychometric properties. Twenty-eight patients were treated with riluzole (19 with SA and 9 with Friedreich's ataxia) and 27 patients were in the placebo group (19 with SA and 8 with Friedreich's ataxia). The proportion of patients in the riluzole treatment group with a decreased SARA score was 14 (50%) versus three (11%) in the placebo group (p-value = 0.002). No severe AEs were reported. Primary and secondary outcome measures are shown in the table below. Mean changes in the SARA scores were reported at three and 12 months of treatment, with riluzole associated with reductions in SARA ratings (1.00 and 1.02 points improvement, respectively) and placebo associated with increases (0.50 and 1.67 points, respectively) and resulting in differences between treatment groups that were statistically significant (p-values of 0.008 and 0.001, respectively). Results from this study suggest the potential efficacy of riluzole, which is the active metabolite of trigriluzole, in the treatment of cerebellar ataxia.

        The 48-week extension phase of the SCA trial is ongoing and we are continuing to assess the data from the trial.

Development and Regulatory Pathway

        Our clinical program for trigriluzole is based on a regulatory pathway under section 505(b)(2) of the U.S. Food Drug and Cosmetic Act that allows reference to data on riluzole for the purpose of safety assessments. In addition, under current FDA interpretations, we believe trigriluzole also qualifies as an NCE and thereby is eligible for conventional regulatory data exclusivities.

        We are in active dialogue with the FDA to discuss the potential for further development of trigriluzole in ataxias and the FDA has expressed willingness to accept a modification of our study's primary endpoint, the Scale for Assessment and Rating of Ataxia, also called SARA, as an acceptable registrational endpoint. Future directions in ataxia will be based on this interaction and results from the extension phase of the ongoing study.

        In the fourth quarter 2017, we completed a study demonstrating the bioequivalence of a commercial formulation of 140 mg trigriluzole with the Phase 2/3 formulation that is being used in ongoing studies. An additional Phase 1 study has been conducted to assess the safety, tolerability and PK of higher doses of trigriluzole (280 mg daily) in healthy young and elderly adults. We believe the preliminary results suggest an acceptable safety and tolerability profile of this dose and support its exploration in clinical populations.

Overview of Trigriluzole in OCD

        OCD is a chronic neuropsychiatric disorder characterized by symptoms of obsessions (intrusive thoughts) and compulsions (repetitive behaviors) that can interfere with patients' functional abilities. According to the National Institute of Mental Health, the 12-month prevalence of OCD is 1% of the U.S. adult population, and approximately half of these cases are characterized as severe. First-line treatment for OCD includes cognitive behavior therapy, SSRIs and adjunctive use of atypical antipsychotics. Nonetheless, up to 60% of patients have an inadequate response to conventional intervention strategies. While SSRIs and atypical antipsychotics have been approved for OCD, the majority of patients do not have an adequate response to pharmacologic treatment, and some seek invasive neurosurgical procedures to ameliorate symptoms. Despite the significant public health burden, no novel mechanisms of action have been approved by the FDA for OCD in over two decades.

        In multiple case studies, the use of riluzole in patients with refractory OCD has commonly been associated with meaningful improvement of symptoms. A small-scale randomized controlled trial in adults with OCD conducted by a third party showed favorable trends for the use of riluzole in outpatient settings but not in inpatient settings, a difference possibly attributed to the intensive therapeutic interactions often available in an inpatient setting. Another randomized controlled third-party study in refractory OCD failed to demonstrate the efficacy of the adjunctive use of riluzole in 60 pediatric patients with refractory OCD. A third randomized controlled third party trial demonstrated statistically significant therapeutic effects with the adjunctive use of riluzole as compared to adjunctive placebo in 50 adults with refractory OCD. These clinical effects are consistent with findings such as genetic associations of glutamate transporter genes with OCD and increased glutamate concentrations in brain and cerebrospinal fluid of patients with OCD. Taken together, we believe there is a clear rationale for advancement of trigriluzole or another optimized prodrug of riluzole from our pipeline into a Phase 2 proof-of-concept trial in OCD.

        A Phase 2/3 double-blind, randomized controlled trial on the use of trigriluzole in adults with OCD commenced in late 2017 and, based on learnings from the Phase 2/3 trial in SCA, employs a higher target dose (200 mg daily) than the study in SCA. Enrollment is expected to complete in 2018. If the results are favorable, we anticipate beginning additional studies necessary to support a NDA.

Overview of Trigriluzole in Alzheimer's Disease

        Alzheimer's disease is a progressive, fatal neurodegenerative dementia. It accounts for up to 80% of dementias. According to the Alzheimer's Association, in 2016 there were approximately 5.5 million people in the United States with the disease, and that number is expected to escalate rapidly in the coming years as the population ages. Observations in multiple preclinical models, suggests the active metabolite of trigriluzole protects from Alzheimer's-related pathology and cognitive dysfunction. Reduced glutamate uptake transporters have been reported in postmortem brain tissue of individuals with Alzheimer's disease and the level of glutamate transporter reduction correlates with cognitive impairment as well as markers of synaptic density and neurodegeneration. Preclinical studies also suggest that age-related memory impairment in rats correlates with decreased glutamate transporter expression and this impairment has been shown to be restored by three-weeks of daily treatment with trigriluzole's active drug metabolite. These findings form our rationale for pursuing a Phase 2, proof-of-concept trial of trigriluzole in patients with mild to moderate Alzheimer's disease, which we anticipate beginning in the first half of 2018 in collaboration with the Alzheimer's disease Cooperative Study ("ADCS").

        The ADCS is a leading Alzheimer's disease clinical trials research consortium that receives major support from the U.S. National Institute on Aging, a part of the U.S. National Institutes of Health. The ADCS was developed to promote the discovery, development, and testing of new drugs for the treatment of Alzheimer's disease.

Overview of Trigriluzole in Other Indications

        Given the novel chemical properties of trigriluzole and its unique mechanism of action, we believe trigriluzole, or another optimized prodrug of riluzole, has the potential for broad applicability across several neurological indications where modulation of brain glutamate has been implicated in underlying disease states. A brief description of potential indications that we could pursue in the future with trigriluzole or other optimized prodrugs from our pipeline is summarized below. We will determine the timing and prioritization of additional indications as warranted by emerging data.

  Other Orphan Indications

        If data from the ongoing extension phase of the SCA trial support the role of trigriluzole in the treatment of SCA, then we will explore the role trigriluzole in the treatment of other ataxias. Of note, preliminary data is also provided by the Ristori and Romano randomized controlled trials, which showed improvement in some patients with Friedreich's ataxia, multisystem atrophy of the cerebellar type, sporadic ataxia, antibody-associated ataxia and fragile X-associated tremor/ataxia syndrome. We expect that the next wave of ataxia indications we would pursue, if warranted by data from the SCA trial, would include Friedreich's ataxia and sporadic ataxia.

  •
  Friedreich's Ataxia:  Friedreich's ataxia is an autosomal recessive disorder associated with progressive cerebellar degeneration with worsening ataxia, areflexia, which is the absence of reflexes, sensory loss, weakness, glucose dysregulation, and cardiomyopathy—often with onset in early childhood. According to the Friedreich's Ataxia Research Alliance, an estimated 6,400 individuals in the United States have Friedreich's ataxia. Treatment is supportive and no pharmacotherapies are approved by the FDA for the treatment of Friedreich's ataxia.

  •
  Sporadic Ataxia:  Sporadic ataxia, also called idiopathic ataxia, shares symptoms of SCA but is associated with an unknown cause, typically presenting after the age of 40 years and commonly associated with cerebellar degeneration. Sporadic ataxia comprises the majority of patients treated in specialty ataxia clinics. These patients typically have progressive balance difficulties with other features of cerebellar disease such as dysarthria (speech problems), dysphagia (swallowing difficulty), as well as visual symptoms such as double vision. According to Orphanet, the prevalence of sporadic ataxia is between 1 and 9 per 100,000 persons, suggesting that there are between 3,200 and 28,000 individuals with sporadic ataxia in the United States.

  Other (Non-Orphan) Cerebellar Disorders

  •
  Essential Tremor:  Like SCA, the pathophysiology of essential tremor ("ET") reflects underlying cerebellar dysfunction. ET is the most common type of tremor, characterized by action and postural tremor in the upper extremities and/or head and voice tremor. The prevalence of ET is approximately four times that of the second most common tremor disorder, Parkinson's disease. ET can be highly disabling, as many ET patients cannot write, type, drink, or feed themselves due to tremor. ET is a progressive disease and with time, the tremor becomes more severe and disabling. Currently, only two medications, primidone and propranolol, are commonly employed as first-line symptomatic treatment of ET, but these are ineffective in 40% of ET patients and none of the available medications are FDA-approved for ET. Therefore, a novel symptomatic therapy for ET could serve an important unmet medical need for a substantial population. Preclinical studies with trigriluzole in mouse genetic and toxicity models of ataxia have shown reductions in tremor. Supported by this data, we are developing a Phase 2 study of trigriluzole in subjects with ET in collaboration with the Tremor Research Group, a national, independent, non-profit organization of scientific investigators.

  Broader Neuropsychiatric Indications

        Based upon preclinical and preliminary clinical work, we also believe there are several potential expansions for trigriluzole, or another optimized prodrug of riluzole from our pipeline, including potential for therapeutic application in a broad range of neuropsychiatric conditions, such as anxiety disorders, mood disorders and neurodegenerative disorders.

  Anxiety Disorders

  •
  Generalized Anxiety Disorder:  Generalized anxiety disorder ("GAD") is a neuropsychiatric disorder characterized by chronic or excessive worry, restlessness, fatigue, difficulty concentrating, or insomnia to such a degree that it causes diminished social or occupational functioning. Somatic symptoms such as irritable bowel-like gastrointestinal complaints are common. According to the Anxiety and Depression Association of America, GAD affects 6.8 million adults, or 3.1% of the U.S. population. According to the National Institute of Mental

    Health, only 43.7% of these patients receiving treatment are receiving minimally adequate treatment, which equates to only 18.9% of those with the disorder. Current first-line treatments include SSRIs, serotonin and norepinephrine reuptake inhibitors (duloxetine and venlafaxine), benzodiazepines and combinations thereof. Nonetheless, approximately half of patients do not respond adequately to these therapies and many patients are not amenable to treatment with these agents (e.g., due to tolerability or predisposition to substance abuse). GAD has significant societal and economic impact. For example, it is the most common contributor to workplace disability. In addition, patients with GAD utilize high levels of medical services; in addition to visiting psychiatrists to directly manage symptoms of GAD, patients visit internists and specialty clinicians to evaluate somatic complaints that range from headaches to fatigue to gastrointestinal distress. Our rationale for potentially advancing trigriluzole into a Phase 2 trial in GAD in the future is based on treatment effect in preclinical models of anxiety as well as favorable open-label case studies of patients treated with riluzole. In one case study, eight of 15 patients demonstrated a remission with a median response time of 2.5 weeks after starting riluzole 50 mg twice daily.

  •
  Social Anxiety Disorder:  Social anxiety disorder ("SAD"), is a marked and persistent fear of social situations, causing impairment and distress, which can impair school, work and social functioning. SAD affects approximately 12% of Americans. Roughly one-third to one-half of patients with SAD do not experience significant clinical benefit from current treatments, including SSRIs. Several uncontrolled trials have suggested the efficacy of glutamate modulating agents for reducing anxiety symptoms in adults with other anxiety disorders, such as GAD and OCD, as well as major depression. We are collaborating with researchers at Yale University to explore the use of our glutamate modulating agents in the treatment of SAD.

  Mood Disorders

  •
  Bipolar Depression:  Bipolar disorder is a chronic disorder associated with periods of depressive or manic moods that often severely affect overall functioning. The limited available treatment options include conventional antidepressants, but they are associated with increased cycling between manic and depressed phases. Approved agents for bipolar depression (atypical antipsychotics) are associated with weight gain, sedation and safety issues. According to the National Institute of Mental Health, bipolar disorder affects approximately 5.7 million Americans, or about 2.6% of the U.S. population, every year. As many as one in five patients with bipolar disorder commits suicide. The rationale for assessing trigriluzole in treating bipolar depression derives from multiple third-party publications on the use of riluzole. In one study of 14 patients with bipolar depression, improvement was observed after treatment with riluzole (and within a subset of four patients that were resistant to lamotrigine, three remitted or partially responded). Another third-party study observed positive effects in 14 largely treatment-resistant patients after six weeks of treatment with 100-200 mg per day of riluzole. In this study, early changes observed on magnetic resonance spectroscopy, which measures patients' brain glutamate levels, correlated with clinical improvement.

  Other Indications Being Pursued by our Collaborators

        Our collaborators are exploring the potential applicability of trigriluzole beyond cerebellar and neuropsychiatric indications, including in melanoma (Rutgers University) and glioblastoma (Johns Hopkins University). The oncology collaborations with Rutgers and Johns Hopkins are based upon the mechanistic rationale that some tumors overexpress glutamate receptors, the central role that glutamate may have in cancer metabolism and the effect of glutamate on the tumor microenvironment. Trigriluzole is currently being assessed in a Phase 1 study (NCT03229278) to evaluate the safety in combination with nivolumab and pembrolizumab in patients with metastatic or unresectable cancer (including melanoma). The study is being conducted at Rutgers University.

Our Product Candidate BHV-0223 for ALS

Overview of Amyotrophic Lateral Sclerosis and Limitations of Current Treatments

        ALS is a progressive neurodegenerative motor neuron disease that affects nerve cells in the brain and the spinal cord. The disease belongs to a group of disorders known as motor neuron diseases, which are characterized by the gradual degeneration and death of motor neurons. ALS affects up to 20,000 individuals in the United States and typically presents in patients with painless muscle weakness, trouble swallowing and muscle atrophy that ultimately progresses to paralysis, impaired breathing and death.

        Since the FDA's approval of riluzole in 1995, only two agents have been approved by the FDA in ALS drug therapeutics and riluzole is the only agent indicated to enhance survival and/or time to tracheostomy. Several therapies are currently in clinical trials. Riluzole itself has pharmacokinetic and pharmaceutic limitations that have restricted its broader clinical application. Riluzole tablets have 60% bioavailability, attributed to high first-pass metabolism in the liver that is thought to be mediated via metabolism by the heterogeneously expressed CYP1A2 enzyme. This metabolic route is also thought to contribute to the high pharmacokinetic variability associated with riluzole. In addition, riluzole is associated with reduced exposure when taken with meals, or a negative food effect, resulting in the guidance to take riluzole within a period of fasting (one hour before or two hours after a meal) for each of two daily doses. In addition, riluzole has dose-dependent effects on liver function tests that necessitate periodic liver function test monitoring and is associated with transient liver transaminase elevations. At riluzole daily doses of 100 mg, drug discontinuation is required in 2% to 4% of subjects. However, this has not been observed with lower doses, an important observation as the planned commercial dose of BHV-0223 represents a lower drug load than the FDA-approved dose of riluzole while delivering similar exposures. The drug substance of riluzole itself has other intrinsic limitations that complicate the ability to produce non-tablet formulations, including very low solubility in water, poor oral palatability, pH dependent chemical stability and intense oral numbness if administered directly to the oral mucosa.

Our Clinical Program for BHV-0223 in ALS

        BHV-0223 is a formulation of riluzole designed to advance beyond the limitations of riluzole tablets for application in ALS. BHV-0223 is a sublingual ODT of riluzole, that makes use of proprietary Zydis ODT technology that we have licensed from Catalent for use with riluzole. Catalent's ODT technology allows us to develop a form of riluzole that is fast-dissolving and which we expect will mitigate many of the shortcomings associated with the solid oral dosage form of riluzole. Based on over 20 years of global clinical experience with riluzole, we expect that BHV-0223 is likely to be well tolerated in chronic dosing. To date, Biohaven has conducted two Phase 1 trials of BHV-0223 in healthy volunteers.

        We believe BHV-0223 offers the following potential advantages, compared to the solid oral dosage form of riluzole, in the treatment of ALS:

  •
  Ease of Administration—An early symptom in many patients with ALS is difficulty swallowing, which makes it especially challenging for ALS patients to swallow traditional riluzole tablets. In contrast, using our licensed ODT technology, ALS patients will benefit from a fast-dissolving tablet that does not require swallowing or administration of liquids.

  •
  More Predictable Pharmacokinetic Performance—Because some ALS patients experience difficulty swallowing, they often crush their solid riluzole tablets and take with food in order to ease administration, which, in addition to resulting in mucosal numbness, leads to uncertain pharmacokinetic performance as riluzole is supposed to be administered on an empty stomach. With BHV-0223, ALS patients will not have to crush or alter the form of administration, leading to more predictable pharmacokinetic performance. In our Phase 1 trials, we have observed that BHV-0223 is associated with less pharmacokinetic variability than 50 mg riluzole.

  •
  Lack of Food Effect on Overall Exposure (as assessed by AUC)—Prescribing instructions for riluzole tablets state that it should be taken at least an hour before, or two hours after, a meal to avoid food-related decreases in bioavailability. Patients who do not strictly adhere to these fasting requirements or administer crushed riluzole in food may not be obtaining desired therapeutic levels of riluzole. BHV-0223 was designed to readily be absorbed sublingually and directly enter the blood stream without passing through the intestines. Since absorption of BHV-0223 occurs through the vasculature under the tongue, we do not anticipate fasting requirements. We believe this attribute will be particularly beneficial for late-stage ALS patients who require a continuous feeding tube for nutrition. Topline results from a food effect assessment with a Phase 1 study, demonstrated bioequivalent exposure (i.e., overall exposures as measured by AUC) for BHV-0223 40 mg when administered under fed or fasted states. Cmax concentrations under fed and fasted conditions differed, as is commonly observed with sublingual formulations; however, it is generally thought that efficacy of riluzole is driven by overall extent of exposure (AUC).

  •
  Reduced Drug Load and Liver Exposure—Riluzole is associated with dose-dependent liver function increases attributable to high dose loads and extensive liver metabolism. Since BHV-0223 is sublingually absorbed, first-pass liver metabolism is mitigated and lower doses of riluzole are needed to be administered, thereby reducing potential risk for hepatic enzyme elevations.

        BHV-0223 has been dosed in approximately 150 healthy subjects in Phase 1 studies and is currently being assessed in patients with ALS for safety and tolerability. AEs have generally been mild and transient; no treatment-related SAEs have been observed. In January 2018, we announced topline results of a bioequivalence study. Topline results confirmed that sublingual BHV-0223 (40 mg) achieves bioequivalent exposures relative to Rilutek (50 mg). In the study, 138 healthy volunteers were administered BHV-0223 and Rilutek under fasted conditions. In the pre-specified primary analysis, BHV-0223 achieved area-under-the-curve and peak exposures of approximately 90% and 113%, respectively, compared to those generated by generic riluzole. The 90% confidence intervals were within the 80% to 125% range that is used to define bioequivalence. In this study, 67 of these 138 subjects were also assessed after being administered BHV-0223 (40mg) under fed conditions. Topline results from a food effect assessment with a Phase 1 study, demonstrated bioequivalent AUC exposures for BHV-0223 40 mg when administered under fed or fasted states. Cmax concentrations under fed and fasted conditions differed, as is commonly observed with sublingual formulations; however, it is generally thought that efficacy of riluzole is driven by overall extent of exposure (AUC). In addition, we commenced a study in January 2018 assessing tolerability in dysphagic patients with ALS and will also start a tolerability study with two-month dosing in ALS patients in the first quarter 2018.

  Development and Regulatory Pathway

        In December 2016, the FDA granted orphan drug designation of BHV-0223 for the treatment of ALS, with eligibility for orphan exclusivity contingent on a showing that BHV-0223 is clinically superior to Rilutek, a previously approved form of riluzole, as well as any other versions of riluzole that may be approved for the same indication before BHV-0223 is approved. Clinical superiority may be demonstrated by showing that a drug has greater effectiveness than the approved drug, greater safety in a substantial portion of the target population, or otherwise makes a major contribution to patient care.

        Within the first quarter of this year, Biohaven will have a pre-NDA meeting with the FDA and subsequently plans to submit a NDA to the FDA to pursue the regulatory approval of BHV-0223 for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act in the second half of 2018.

Glutamate NMDA Receptor Antagonism

        An NMDA receptor antagonist is a type of glutamate antagonist that works to inhibit the action of NMDA receptors which may play a role in degenerative diseases that affect the brain. BHV-5000 is an oral prodrug of the intravenous drug lanicemine, also referred to as BHV-5500, both of which we in-licensed from AstraZeneca AB ("AstraZeneca"). In addition to being orally available, BHV-5000 is a first-in-class, low-trapping, NMDA receptor antagonist with differentiating pharmacologic properties from other agents in development targeting this receptor. The unique property of low-trapping antagonists is their ability to uncouple from the NMDA receptor more freely than other agents, a property that is thought to contribute to their mitigated risk of dissociative effects as has been observed in the clinic. Lanicemine, the active metabolite of BHV-5000, binds within the NMDA channel pore and functionally blocks the flow of charged ions through the NMDA receptor complex. Lanicemine was initially advanced by AstraZeneca into clinical trials for the potential treatment of stroke, but this development was discontinued as initial results did not warrant continued development for this indication. We are developing BHV-5000 as a potential best-in-class NMDA receptor antagonist for treatment of neuropsychiatric indications.

Our Product Candidate BHV-5000 for Rett Syndrome

Overview of Rett Syndrome and Limitations of Current Treatments

        Rett syndrome is a severe neurodevelopmental disorder resulting from an X-linked dominant gene mutation (MECP2). As a result, it occurs almost exclusively in females. After six to 18 months of apparently normal development, patients with Rett syndrome show global deceleration of psychomotor development and subsequent loss of acquired cognitive and motor skills, such as the loss of speech. Patients may also develop pathognomonic stereotyped hand movement or display autonomic dysfunction such as breathing irregularities, including brain-mediated episodes of transient respiratory suppression, or apneic periods. With intensive care, patients may survive into adulthood, yet they are severely physically and cognitively impaired. Rett syndrome occurs in all racial and ethnic groups and occurs worldwide in approximately 1 in every 10,000 live female births. There are approximately 15,000 females with Rett syndrome in the United States. No approved treatments for Rett syndrome are currently available and care is supportive.

Our Clinical Program for BHV-5000 in Rett Syndrome

        BHV-5000 and lanicemine have been observed to ameliorate the phenotype in transgenic mouse models of Rett syndrome, models which recapitulate key clinical features, such as irregular breathing, apneic periods, abnormal EEG with altered seizure threshold. Based on the preclinical experience, we have chosen to advance BHV-5000 into clinical trials for the treatment of breathing irregularities associated with Rett syndrome. The orally bioavailable prodrug BHV-5000, which was developed as an advancement on the intravenously administered lanicemine, offers an improved route of administration over lanicemine, and has thus been positioned as the lead candidate in this series. After ingestion, BHV-5000 is rapidly cleaved by the enzyme dipeptidyl peptidase-4 (DPP-4), yielding the active metabolite lanicemine. AstraZeneca studied BHV-5000 in a Phase 1 single and multiple ascending dose trial. Doses up to 95 mg of BHV-5000 were studied and were observed to be well tolerated without any clinically relevant safety issues. Among the AEs reported were three cases of euphoria, three cases of hallucination, or visual distortion, and eight cases of nystagmus, a visual condition. These AEs are consistent with NMDA receptor antagonism. After oral ingestion, systemic concentrations of BHV-5000 were observed to be very low, typically below the limit of quantification.

Preclinical Studies and Previous Clinical Trials with Lanicemine and BHV-5000

        As noted above, BHV-5000 and lanicemine have been observed to ameliorate the phenotype in transgenic mouse models of Rett syndrome. In particular, BHV-5000 has been observed to reduce the number of apneic episodes that are driven by dysfunctions in the central nervous system. These preclinical findings are consistent with those reported for the NMDA receptor antagonist, ketamine, and have been observed at concentrations that have been well tolerated by healthy volunteers in clinical trials. The potential relevance of the preclinical models with this mechanism of action are supported by anecdotal reports on the incidental use of ketamine in patients with Rett syndrome that have been associated with clinical improvements.

        The figure below shows results from a preclinical study with BHV-5000 in a transgenic mouse model. Transgenic (heterozygous for MECP2 mutation) and wild-type mice were administered a single dose of saline or BHV-5000 followed by measurement of apneic episodes. Acute administration of BHV-5000 was associated with a marked reduction in the number of apneic episodes.

        Lanicemine has been administered to approximately 770 subjects in single or multiple doses in 18 clinical trials conducted by AstraZeneca and has been observed to be generally well tolerated. In clinical experience with lanicemine, the most common adverse event was dizziness. CNS-type AEs from Phase 1 trials also included headache, somnolence, asthenia, impaired concentration and dysesthesias. In one study, formal assessment of cognitive function in healthy volunteers revealed improvement in some components of memory, decreased vigilance and decreased calmness. Hypotension and hypertension have been reported as AEs, with low mean increases in blood pressure reported in some studies (e.g., 4 - 8 mmHg supine systolic blood pressure; 2 - 4 mmHg supine diastolic blood pressure—which occurred at doses higher than considered necessary for therapeutic effects). AEs related to dissociation were infrequent but more common in the lanicemine group compared to placebo. AEs potentially associated with abuse potential were low but more common in the lanicemine group than the placebo group. No pattern of clinically meaningful differences between lanicemine and placebo were noted on physical exam, clinical laboratory test results or ECG results.

        Approximately 40 healthy volunteers have been dosed with single or multiple doses of BHV-5000 in clinical trials conducted by AstraZeneca, and it was observed to be well tolerated without any clinically relevant safety issues. We believe BHV-5000 has no pharmacologic activity of its own and is rapidly metabolized to lanicemine in humans. After oral ingestion, systemic concentrations of BHV-5000 are very low, typically below the limit of quantification.

Nonclinical Toxicology Experience with Lanicemine and BHV-5000

        In nonclinical studies, the major dose limiting effects in both rats and dogs were central nervous system effects, which appeared rapidly and included ataxia, head weaving, depressed activity, and, at very high doses, convulsions. At pharmacologically effective doses, lanicemine did not elicit adverse effects on learning, memory or attention. Small increases in heart rate and blood pressure at very high doses were observed. In the rat with daily dosing, effects on adrenal gland, heart tissue, thyroid and kidney were apparent at very high doses—more than 10-fold the proposed maximum clinical exposure. These effects were not seen in dogs and intermittent dosing in the rat was not associated with effects on the kidney or heart. At very high doses, evidence of neuron degeneration was apparent in very few neurons, a finding that is associated with glutamate antagonists. Based on these preclinical findings, which were consistent with other NMDA receptor antagonists, such as ketamine, lanicemine was advanced into clinical trials. Toxicology studies with BHV-5000, up to 2 weeks in rats and dogs, revealed findings consistent with lanicemine, which was expected given the negligible concentrations of BHV-5000 as compared to the active metabolite, lanicemine. A GLP neurotoxicology study is ongoing, as required for this class of agent, in order to confirm maximum acceptable therapeutic exposures in clinic populations.

Clinical Development of BHV-5000

        In July 2017, we received orphan drug designation from the FDA for BHV-5000 for the treatment of patients with Rett syndrome. Our clinical program for BHV-5000 will build upon AstraZeneca's previous development efforts for lanicemine. In support, BHV-5000 is rapidly metabolized to lanicemine and, in a Phase 1 trial, concentrations of BHV-5000 were detectable in only a few subjects who received the highest dose. As a result, we intend to rely on long-term Good Laboratory Practices ("GLP") toxicology, reproductive toxicology and carcinogenicity studies of lanicemine to potentially expedite the safety package for BHV-5000.

        A lead formulation has been selected for advancing into a Phase 1 clinical trial of BHV-5000, to bridge PK with a prior formulation. Enrollment in this study commenced in the fourth quarter of 2017, with the first patient dosed in January 2018. All 10 subjects have been enrolled in a combined single and multiple dose trial (8 active; 2 placebo) and completed study participation. From preliminary results on blinded data, administration was observed to be well tolerated with no clinically relevant safety signals. These results are consistent with prior experience. That is, prior formulations of BHV-5000 had been dosed in approximately 40 healthy subjects in a Phase 1 trial conducted by AstraZeneca, and was observed to be well tolerated with no clinically relevant safety signals. Its active metabolite, lanicemine, has been administered intravenously in clinical trials conducted by AstraZeneca to approximately 770 subjects, in single or multiple doses, and has been observed to be generally well tolerated with most AEs being mild and transient in nature.

        After completing the ongoing Phase 1 study, we plan to commence a randomized controlled trial of BHV-5000 with the potential for positive results to provide pivotal registration evidence of efficacy. One of our planned indications for BHV-5000 is Rett syndrome, based on the ability of BHV-5000 and its active metabolite to favorably impact breathing abnormalities and global brain biochemical abnormalities in transgenic mouse models. The Phase 2/3 trial is being developed in collaboration with experts in the field. The current aim is to enroll approximately 120 patients, and the patients will be randomly assigned to up to 24 weeks of treatment of either placebo or BHV-5000. The primary outcome measure is under consideration with experts and may include a behavioral outcome scale and potentially reduction in respiratory abnormalities (number of apneic episodes). Discussion of outcome measures will be a focus of regulatory interactions with the FDA.

Overview of BHV-5000 in Other Indications

        We believe that modulation of NMDA receptor activity has the potential for broad applicability across a number of CNS disorders. Our goal is to rapidly advance BHV-5000 into the clinic to assess for efficacy in neuropsychiatric indications with high unmet medical needs. Potential other conditions include depression, neuropathic pain and other disorders involving NMDA receptor dysfunction.

  Major Depressive Disorder

        Major depressive disorder ("MDD") is the leading cause of disability worldwide, according to the World Health Organization. In the United States, the prevalence rate is approximately 7%. Despite the approval of over two dozen agents, therapeutic effects are limited. More than one-third of patients who complete an initial course of antidepressant treatment will not achieve a satisfactory response, and as many as 20% of patients have chronic depression despite multiple interventions. The only class of agents approved for this population of inadequate responders (also deemed treatment resistant depression) is atypical antipsychotic medications (e.g., aripiprazole, quetiapine, olanzapine-fluoxetine combination and brexpiprazole), agents associated with significant short-term and long-term side effect burdens (sedation, metabolic syndrome, obesity, extrapyramidal side effects that can include akathisia and elevated risk of tardive dyskinesia). Other agents in clinical stages of development for major depressive disorder include rapastinel (Allergan, in Phase 2 testing), esketamine (Johnson & Johnson, in Phase 3 testing), and ALKS-5461 (a combined formulation of buprenorphine and samidorphin developed by Alkermes, which has reported positive Phase 3 data).

        Clinical findings of antidepressant effects of the NMDA receptor antagonist ketamine have provided a link between the NMDA receptor function and depression and a rationale for testing BHV-5000 as an antidepressant. In nonclinical studies, BHV-5000's active metabolite is active in models of depression and anxiety. These data prompted a line of investigation with lanicemine that included four randomized controlled trials conducted by AstraZeneca in patients with treatment resistant depression, overall suggesting an adequate safety and tolerability profile and potential for therapeutic benefit. However, the clinical data to date has not established clear efficacy and additional trials are needed.

  Neuropathic Pain

        Neuropathic pain is a chronic condition caused by dysfunctional or damaged nerves. Neuropathic pain can be a debilitating and common problem affecting approximately 10% of adults in the United States. Despite the availability of multiple approved drugs, including Lyrica, and guidelines for the treatment of neuropathic pain, treatment of this condition remains a major therapeutic challenge. Existing analgesics are often ineffective, can cause serious side effects and have abuse potential that limits widespread use. Increased NMDA receptor activity is known to contribute to central sensitization in neuropathic pain. NMDA receptor antagonists have been shown to reduce hyperalgesia and pain in animal models of neuropathic pain induced by nerve injury and diabetic neuropathy. Clinically used NMDA receptor antagonists, including ketamine and dextromethorphan, can be effective in patients suffering from neuropathic pain syndromes. The clinical use of robust NMDA antagonists, such as ketamine, is limited due to dissociative, psychotomimetic and abuse potential properties. Novel NMDA receptor antagonists, such as BHV-5000, that are not associated with the psychotomimetic effects and abuse potential could lead to better management of neuropathic pain without causing serious side effects.

Kleo Pharmaceuticals, Inc.

        From August 2016 through January 2018, we made several investments to acquire a minority equity interest in Kleo Pharmaceuticals, Inc. ("Kleo") a privately held, development-stage company founded by a professor of chemistry and pharmacology at Yale University that is developing small molecule immunotherapies that emulate biologics to fight cancers and infectious diseases. We have also entered into a consulting agreement with Kleo to assist Kleo with clinical development. To date, no services have been provided under this agreement.

        On August 29, 2016, we entered into a stock purchase agreement with Kleo to purchase 3,000,000 shares of Kleo's common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock, in each case at a share price of $1.00 per share). We purchased 3,000,000 shares upon the initial closing on August 31, 2016, and the remaining 5,500,000 shares were purchased in four equal tranches of 1,375,000 shares, which we completed in March, June and October 2017 and January 2018. In connection with the initial investment, we received the right to designate two members of Kleo's board of directors.

        In March 2017, we purchased 500,000 shares of Kleo common stock directly from a co-founder of Kleo for consideration of $249,750 in cash and 32,500 of our common shares.

        In addition to these purchases, in October 2017, we purchased an additional aggregate of 2,049,543 shares for cash consideration of $2.3 million which allowed us to maintain our relative ownership interest in Kleo. Upon completion of the fourth tranche in January 2018, our ownership interest in the outstanding stock of Kleo was 46.6%.

Competition

        The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

        The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their safety, efficacy, convenience, price, the level of generic competition and the availability of coverage and reimbursement from government and other third-party payors.

        Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

CGRP Receptor Antagonist Platform

        With regard to rimegepant and BHV-3500, our compounds target acute treatment of migraine and migraine prevention. We face competition from companies that develop and/or sell the following types of migraine treatments:

Triptans (Acute Treatment of Migraine)

        Clinicians use a number of pharmacologic agents for the acute treatment and/or prevention of migraine. Initial management is often with over-the-counter products (e.g. Excedrin, ibuprofen) or some prescription non-steroidal anti-inflammatories (e.g. diclofenac). The dominant class of prescription medication for the acute treatment of migraine are serotonin 5-HT1B/1D receptor agonists, or triptans. There are seven different triptans (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan, zolmitriptan), the first of which was developed and approved over 25 years ago and, today, all triptans are generic. The initial introduction of triptans represented a shift toward drugs more selectively targeting the suspected pathophysiology of migraine. A 5-HT1F receptor antagonist, lasmiditan, could be approved as early as 2019. Lasmiditan was developed by CoLucid and acquired by Eli Lilly in January 2017. Lasmiditan could be the first new class of agent approved for the acute treatment of migraine since the triptans and, if approved, would be launched prior to rimegepant. Lasmiditan was designed to act through non-vasoconstrictive mechanisms in the 5-HT1 pathways such that patients who have cardiovascular risk factors, stable cardiovascular disease, or those who are dissatisfied with current triptan therapies could be treated. In August 2017, Lilly announced that lasmiditan met both its primary (pain freedom) and key secondary (most bothersome symptom) endpoints at 2 hours. Lilly plans to submit lasmiditan for approval in the second half of 2018.            Preliminary data from lasmiditan, compared with the results from the rimegepant program, would suggest ability to differentiate on both durability of benefit and AEs.

Other Oral CGRP Candidates in Development

        Since we will be pursuing approval of our orally available, small molecule rimegepant for the acute treatment of migraine, the most relevant comparator to rimegepant is the oral CGRP receptor antagonist under development from Allergan, ubrogepant. Allergan recently announced results on an earnings call from the first of their Phase 3 studies (Achieve 1) with results from the second trial anticipated by mid-2018. This study evaluated the safety and efficacy of orally administered ubrogepant 50 mg and 100 mg compared to placebo in a single migraine. Both doses showed a statistically greater percentage of ubrogepant patients pain free at 2 hours as compared to placebo, as well as statistical significance on the co-primary, absence of the most bothersome migraine associated symptom at 2 hours post dose. Patients were permitted to take a second dose of investigational product or rescue medication after the 2 hour time point. Durability of effect was not shared beyond 8 hours post dose, at which time pain freedom appeared statistically significantly more improved than placebo for both doses of ubrogepant. Ubrogepant was well tolerated with an adverse event profile similar to placebo. There were 6 cases of LFTs (ALT or AST) >3x ULN (1 on placebo, 5 on ubrogepant): 2 cases of LFTs >5x ULN on ubrogepant and 1 case of LFTs >10x ULN on ubrogepant. No cases were determined to have a probable relationship to study drug. There were no cases of Hy's Law. Launch of ubrogepant is anticipated in the first quarter 2020. Based on the published Phase 2 studies with both of rimegepant and ubrogepant, and the early data from the Phase 3 study of ubrogepant, we believe rimegepant has the potential to be best-in-class. Allergan is a global pharmaceutical company with presence in the CNS area and, in particular, with physicians treating chronic migraine through its Botox franchise.

Other Acute Treatments for Migraine

        Ergot alkaloids (such as Dihydroergotamine ("DHE")), analgesics, including opioids, NSAIDs, acetaminophen and antiemetics also are used in the acute treatment of migraine. DHE is also a potent vasoconstrictor and has been primarily displaced by the introduction of the triptans. Opioid use for migraine is associated with increased disability and health care utilization. Opioids, while effective for headache pain, are not approved for migraine and carry risk of abuse and addiction.

Migraine Prevention Treatments

        Agents currently used to reduce the frequency of migraine episodes were first approved for other uses (e.g. beta blockers, antidepressants, anticonvulsants). Botox is the only product that has been approved by the FDA for the prevention of chronic migraine (defined as at least 15 headache days per month, at least 8 of which are migraine). For those patients who do not qualify as having chronic migraine, but still have significant disability due to migraine, there are five products approved by the FDA for use: topiramate (Topamax) and valproic acid (Depakote), both anticonvulsant medicines, propranolol (Inderal) and timolol (Blocadren), both beta-blockers, and amitriptyline, a tricyclic antidepressant.

        The biologic CGRP therapies have been studied for the prevention of migraine. Phase 3 studies for erenumab (Amgen/Novartis) and framenezumab (Teva) have recently been published and both of these agents, in addition to galcanezumab (Lilly) and ALD-403 (Alder) are expected to begin to enter the market in the second half of 2018. These therapies, while effective, do not eliminate the need for acute treatment of migraine attacks. In addition, they all require SQ or IV administration. We believe that BHV-3500 may have the opportunity to differentiate from these therapies due to its potential to be used for both the acute treatment and prevention of migraine.

Glutamate Platform

        With respect to trigriluzole, which we are currently developing for the treatment of ataxias, OCD and Alzheimer's disease, there are currently no approved drug treatments for SCA or any other cerebellar ataxia, in the United States.

        We are aware of companies with clinical stage programs in development for potential treatments for SCA and other cerebellar disorders, including Bioblast Pharma, which is in Phase 2 development of trehalose, which targets SCA 3 and acts as a protein stabilizer; Steminent Biotherapeutics, which is currently conducting a Phase 2 trial of allogeneic adipose-derived mesenchymal stem cells that target polyglutamine SCAs; EryDel which is planning a Phase 3 trial for its product, IEDAT01, which delivers dexamethasone sodium phosphate through red blood cells, Shionogi & CO., Ltd., which is investigating Rovatirelin, a non-peptide mimetic of thyrotropin-releasing hormone, in a Phase 3 trial in Japan; Shire Plc, which is exploring Cuvitru, an intravenous immune globulin that is approved for the treatment of primary immunodeficiency disorders, in Phase 2 development. Mitsubishi Tanabe received approval for taltirelin, an oral thyrotropin releasing hormone, in Japan in 2009 but has not filed with the FDA to seek approval in the United States.

        With regards to OCD, there have been no new classes of drugs approved in over a decade. We are not aware of other product candidates besides trigriluzole that are currently in clinical development targeting populations with OCD.

        With respect to BHV-0223, which we are developing for the treatment of ALS, we believe our primary competitor is Covis Pharmaceuticals, which sells Rilutek, the brand name for riluzole, which is currently the only approved drug for the treatment of ALS in the United States. Riluzole is also generically available. Edaravone (Radicava, Mitsubishi Tanabe Pharma) was recently approved by the FDA in May 2017 for the treatment of ALS, based on efficacy studies conducted in Japan with the vast majority of patients on background riluzole therapy. Edaravone is administered to patients by intravenous infusion. We are aware of at least two other companies that are marketing or plan to market new formulations of riluzole: Aquestive Therapeutics has filed an IND to begin clinical development of a riluzole oral soluble film, and Italfarmaco SpA, a private Italian company, markets an oral liquid suspension formulation of riluzole in the United Kingdom and elsewhere in Europe under the brand name Teglutik. We are aware of several companies that are exploring potential treatments for ALS, mostly agents with novel mechanisms of action being administered with riluzole. We are not aware of any company marketing or developing a sublingual formulation of riluzole. Other companies of which we are not aware may also be developing formulations using the API riluzole; if such companies pursued regulatory approval of such product candidates using the Section 505(b)(2) regulatory pathway, those product candidates would potentially compete with BHV-0223. For example, Italfarmaco and Aquestive have obtained orphan designation for their products, and are eligible to obtain orphan exclusivity subject to a showing of clinical superiority to riluzole. Based on orphan drug designation requirements, the first approval of a novel formulation of riluzole may obligate subsequent formulations to demonstrate advantages with regard to safety, efficacy or meaningful contribution to patient care, in order to achieve marketing authorization.

        With respect to BHV-5000, which we are developing for the treatment of Rett syndrome, there are currently no approved treatments for Rett syndrome in the United States. We are aware of companies with clinical stage programs in development for potential treatments for Rett syndrome, including Newron Pharmaceuticals SpA which is launching a Phase 2/3 clinical trial of sarizotan, an agent with serotonin subtype-1A (5-HT1A) receptor agonist and dopamine subtype-2 (D2) receptor antagonist activities, and Neuren Pharma, which has completed a Phase 2a trial of trofinetide in adult patients and a Phase 2 trial in pediatric patients with Rett syndrome.

        If we expand our development of trigriluzole, BHV-0223 or BHV-5000 into additional neuropsychiatric or other indications, we would face substantial competition from companies that develop or sell products that treat those indications.

Manufacturing

        We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing if our product candidates receive marketing approval.

        All of our product candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry does not require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Commercialization

        We intend to develop and, if approved by the FDA, commercialize our product candidates in the United States, and we may enter into distribution or licensing arrangements for commercialization rights for other regions.

        With respect to rimegepant and BHV-3500, we plan to build a specialty team of sales and medical marketing professionals to focus on targeting neurological specialists and headache centers in the United States, potentially in combination with a larger pharmaceutical partner, to maximize patient coverage in the United States and to support global expansion.

        With respect to the product candidates in our glutamate modulation platform, we currently intend to build a neurological specialty sales force to manage orphan drug commercialization for these product candidates on our own.

Intellectual Property

        We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking and maintaining patents intended to cover our products and compositions, their methods of use and any other inventions that are important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our products and our other development programs.

Patents and Patent Applications

        We have approximately 400 U.S. and foreign patents and patent applications in our portfolio related to the composition of matter, methods of use, methods of manufacture or formulations of our product candidates which have been filed in major markets throughout the world, including the United States, Europe, Japan, Korea, China, Hong Kong and Australia.

Rimegepant and BHV-3500

        The intellectual property rights related to rimegepant and BHV-3500 are in-licensed from BMS and are covered by five families of U.S. and certain selected foreign patents, with statutory expiration dates ranging from 2023 to 2033. U.S. Patent 8,314,117 covers the composition of matter of rimegepant, and has a statutory expiration date of October 12, 2030, not including patent term adjustment or any potential patent term extension. U.S. Patent 8,481,546 covers the composition of matter of BHV-3500, and has a statutory expiration date of March 2, 2031, not including patent term adjustment or any potential patent term extension. These or other patents cover rimegepant and BHV-3500 and their use in treating migraine and, in certain ex-U.S. jurisdictions, other neurological conditions. The license also includes several patent families of related compounds directed to the CGRP receptor. We also have an agreement with Catalent whereby Catalent granted an exclusive license under certain of its patents and technology to use the Zydis ODT technology for development of our rimegepant product. Catalent retains all manufacturing rights.

Trigriluzole

        We own several families of patent applications containing claims directed to prodrugs of riluzole. These patent applications include several U.S. applications and corresponding PCT applications. These families of patent applications contain claims directed to trigriluzole and numerous other prodrugs of riluzole. In addition, the use of these compounds for treating ALS, SCA, depression and other diseases is described and claimed in these patent applications. We own these patent applications subject to a license agreement with ALS Biopharma and Fox Chase Chemical Diversity Center, Inc. If a patent covering trigriluzole issues from one of these pending patent application families, it would have a statutory expiration date in 2036. Other patent applications provide coverage for alternative formulations of riluzole prodrugs and their uses.

BHV-0223

        BHV-0223, a sublingual or ODT form of riluzole, and its use for treating various forms of pain, ALS and depression are covered by two families of patent applications pending in the U.S. and selected foreign jurisdictions, each patent family having a statutory expiration date in 2035. We have an agreement with Catalent whereby Catalent granted an exclusive license under certain of its patents and technology to use the Zydis ODT technology for our BHV-0223 product. Catalent retains all manufacturing rights. In addition to patent protection, although not an NCE, BHV-0223 may also be entitled to certain regulatory exclusivity. In addition to the patent applications we own, we have also licensed one issued patent and several pending patent applications from Yale University which provide protection for the use of riluzole in treating generalized anxiety disorder and other neurological uses, respectively. Further, we have licensed several patents from Rutgers University covering the use of riluzole for treating various forms of cancer and an animal model for tumors which may cover the use of BHV-0223 for treating the specific cancers.

BHV-5000

        We have also in-licensed one patent family related to certain uses of lanicemine and a patent application family containing claims directed to BHV-5000 from AstraZeneca. They contain claims directed to the use of the base compound, lanicemine, in treating depression, and the structure of the prodrug form, BHV-5000, as well as the use of the prodrug in treating a variety of neurological diseases including Rett syndrome and depression. The issued patents related to uses of lanicemine have a statutory expiration date in 2019. The patent applications related to BHV-5000 would, if issued, have a statutory expiration date in 2033 and the corresponding U.S. patent has been issued.

Additional Licensed Patent Applications

        We have also licensed a family of patent applications related to the treatment of depression with a combination of ketamine and scopolamine from Massachusetts General Hospital.

Patent Protection and Terms

        The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent's term may, in certain cases, be extended by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act") permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review. Patent term extension is not available for all approved products and, even if an approved product is eligible, only one patent covering the approved product may be extended, the extension can only be based on a single approved product, and the total extension granted cannot extend the remaining term of the patent beyond 14 years from product approval.

        Furthermore, the patent positions of biotechnology and pharmaceutical products and processes like those we intend to develop and commercialize are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in such patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights, can make it easier to challenge the validity, enforceability or scope of any patents that may issue, and, more generally, could affect the value of intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

Third-Party Patent Filings

        Numerous U.S. and foreign issued patents and patent applications owned by third parties exist in the fields in which we are developing products. In addition, because patent applications can take many years to issue, there may be applications unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Moreover, we may be aware of patent applications, but incorrectly predict the likelihood of those applications issuing with claims of relevance to us.

        Under U.S. law, a person may be able to patent a discovery of a new way to use a previously known compound, even if such compound itself is patented, provided the newly discovered use is novel and non-obvious. Such a method-of-use patent, however, if valid, only protects the use of a claimed compound for the specified methods claimed in the patent. This type of patent does not prevent persons from using the compound for any previously known use of the compound. Further, this type of patent does not prevent persons from making and marketing the compound for an indication that is outside the scope of the patented method.

License Agreements

License Agreement with BMS

  Overview

        In July 2016, we entered into an exclusive, worldwide license agreement with BMS for the development and commercialization rights to rimegepant and BHV-3500, as well as other CGRP-related intellectual property. Subject to certain limitations and certain retained rights of BMS, the license included an exclusive license under certain BMS patent rights and BMS know-how to the extent necessary to research, discover, develop, make, have made, use, sell, offer to sell, export and import licensed compounds and licensed products in the field of prevention, treatment or control of any disease, disorder or condition in humans. In exchange for these rights, we agreed to pay BMS initial payments, milestone payments and tiered royalties on net sales of licensed products under the agreement. Our initial payments to BMS totaled $9.0 million and were paid within 90 days after entering into the agreement. The milestone payments due to BMS under the agreement consist of development and commercial milestones. The development milestones due under the agreement depend on the licensed product being developed. Development milestones due under the agreement with respect to rimegepant or a derivative thereof total up to $127.5 million, and, for any product other than rimegepant or a derivative thereof, total up to $74.5 million. Commercial milestones total up to $150.0 million for each licensed product. If we receive revenue from sublicensing any of our rights under the agreement, we are also obligated to pay a portion of that revenue to BMS as well. The tiered royalty payments are based on annual worldwide net sales of licensed products under the agreement, with percentages in the low-to-mid teens.

        We made a payment of $5.0 million to BMS pursuant to our obligations under the BMS agreement during the third quarter of 2017 for the achievement of a specified milestone.

        Under the BMS agreement, we agreed to refrain, either ourselves or via our sublicensees or third parties, from engaging in the development and commercialization of specified competitive compounds for a period of seven years. Further, BMS has retained the right to use the licensed compounds for internal research purposes and for the generation of analogs and derivatives of licensed compounds. Our right to sublicense our rights under the BMS agreement, other than to an affiliate or to certain third-party manufacturers, is subject to BMS's prior written consent, which cannot be unreasonably withheld or delayed. While we will be responsible for preparing, prosecuting and maintaining the licensed patents and applications and for defending them in post-grant proceedings, BMS must consent before a licensed patent or application is abandoned in a major jurisdiction. We will also be responsible for listing licensed patents in the Orange Book and for determining which patents will be extended based on any regulatory delays.

  Our Development, Regulatory and Commercialization Obligations

        Under the agreement, we are obligated to use commercially reasonable efforts to develop licensed products using the patent rights we have licensed from BMS, including setting forth a development plan with specific development activities and timelines, updating the development plan each year, providing BMS with annual reports of our progress and keeping BMS informed of material changes that may affect the development plan. With respect to any of the licensed products, we are solely responsible for all development, regulatory and commercial activities and costs. We are also obligated to use commercially reasonable efforts to achieve specified regulatory and commercial milestones, and maintain a sufficient supply of our products to satisfy our expected commercialization efforts in each country in which we sell such products. Following our first commercial sale of a product, we must provide BMS with periodic reports of our commercial activities. In connection with the agreement, BMS agreed to use commercially reasonable efforts to assign and transfer any INDs for the licensed compounds to us.

  Equity Consideration

        As part of this agreement, we agreed to issue BMS common shares in the amount of $12.5 million upon the occurrence of specified events, including upon an initial public offering ("IPO"). In satisfaction of this obligation, in May 2017 upon the completion of our IPO, we issued 1,345,374 common shares to BMS.

  Right of First Negotiation

        After we receive topline data from a Phase 3 trial of our most advanced product candidate licensed under the agreement, we must provide notice and a summary of the data to BMS. BMS will then have 60 days to exercise its right of first negotiation to regain its intellectual property rights or enter into a license agreement with us with respect to such product candidate. If we do not execute an agreement with BMS during this time period after using good faith efforts, we will have the right to retain our rights or sublicense our rights to third parties subject to the terms of the agreement.

  Non-Competition

        Until 2023, neither we nor our affiliates may, ourselves or through or in collaboration with a third party, engage directly or indirectly in the clinical development or commercialization of specified competitive compounds. In the event that we are or become non-compliant with this provision due to licensing, collaboration or acquisition activity, we must either divest ourselves of the competitive compound within a certain period of time or negotiate with BMS to have the competitive compound included as a licensed product under our agreement with BMS. The failure to so divest or reach terms with BMS may result in the termination of our license with BMS.

  Term and Termination

        The agreement will terminate on a licensed product-by-licensed product and country-by-country basis upon the expiration of the royalty term with respect to each licensed product in each country. The patents related to the licensed products have statutory expiration dates ranging from 2023 to 2033.

BMS has the right to terminate the agreement upon our insolvency or bankruptcy, our uncured material breach, including our failure to meet our development and commercialization obligations, our challenge to any BMS patent rights, or our failure to close a financing within specified parameters. We have the right to terminate the agreement if BMS materially breaches the agreement or if, after we provide notice, we choose not to move forward with development and commercialization in a specific country. In the event that BMS exercises its right to terminate the agreement following our insolvency, our breach of the agreement or our failure to develop or commercialize the licensed compounds, or if we terminate the agreement after providing notice, all rights and licenses granted to us will terminate, and all patent rights and know-how transferred pursuant to the agreement will revert to BMS. In addition, upon such termination, we agree to, at BMS's election, (i) assign all regulatory filings, approvals and regulatory documents necessary to further develop and commercialize the reverted products or (ii) withdraw or inactivate such filings and approvals.

Agreement with ALS Biopharma, LLC and Fox Chase Chemical Diversity Center Inc.

        In August 2015, we entered into an agreement with ALS Biopharma and FCCDC pursuant to which ALS Biopharma and FCCDC assigned to us their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including trigriluzole, as well as other innovative technologies. In addition, we received a non-exclusive license to certain trade secrets and know-how of ALS Biopharma. We took assignment of these patent rights subject to the provisions of the Bayh Dole Act, as applicable, to the extent that any invention included with the assigned patent rights was funded in whole or in part by the United States government. In addition, certain of the patent rights that do not cover trigriluzole were co-owned by Rutgers, and thus, we took assignment of these patent rights subject to the co-ownership interest of Rutgers. Under the agreement, we are obligated to use commercially reasonable efforts to diligently commercialize and develop markets for the patent products.

        As consideration for this assignment of patent rights, we paid ALS Biopharma $2.5 million between August 2015 and November 2016 as funding for research to be performed by ALS Biopharma in connection with a mutually agreed upon research plan. We are also obligated to pay regulatory milestone payments of $3.0 million upon a specified regulatory approval for the first licensed product under the agreement as well as additional milestone payments of $1.0 million for each licensed product that completes the specified regulatory milestone thereafter. We are also obligated to make royalty payments of a low single-digit percentage based on net sales of products licensed under the agreement, payable on a quarterly basis.

  Equity Consideration

        As part of the agreement, we also issued to ALS Biopharma 50,000 common shares as well as two warrants to purchase a total of 600,000 common shares with an exercise price of $5.60 per share, of which 275,000 shares were immediately exercisable at issuance and the remaining 325,000 shares became exercisable upon our achievement of a specified regulatory milestone. This milestone was achieved in May 2016. We also agreed to grant specified preemptive rights to ALS Biopharma to participate in equity offerings that are open to our other shareholders.

        In January 2018, ALS Biopharma exercised a warrant for the purchase of 275,000 shares through a net share settlement. The Company issued 228,119 shares as a result of the exercise.

  Term and Termination

        The agreement terminates on a country-by-country basis as the last patent rights expire in each such country. Our current patent rights consist of owning several families of patent applications. If a patent covering trigriluzole issues from one of these pending patent applications, it would have a statutory expiration date in 2036. ALS Biopharma has the right to terminate the agreement or its applicability to one or more countries upon 30 days' prior written notice to us if we fail to make an undisputed payment within the 60-day period after receipt of a termination notice or if we commit a material breach of the agreement that is not cured within the 60-day period after receipt of a termination notice. We have the right to terminate the agreement if ALS Biopharma commits a material breach of the agreement that is not cured within the 60-day period after written notice thereof from us or, as to a specific country, if no valid claims exist in such country. Both we and ALS Biopharma may terminate the agreement as to a specific country if we are enjoined from exercising our patent rights under the agreement in such country. If we affirmatively abandon our development, research, licensing or sale of all products covered by one or more claims of any patent or patent application assigned under the agreement, or if we cease operations, we have agreed to reassign the applicable patent rights back to ALS Biopharma.

License Agreement with AstraZeneca

  Overview

        In October 2016, we entered into an exclusive license agreement with AstraZeneca pursuant to which AstraZeneca granted us a license to certain patent rights and know-how for all human uses for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, including BHV-5000 and lanicemine.

        Under the AstraZeneca agreement, we have the right to sublicense our rights under the agreement subject to AstraZeneca's prior written consent, such consent not to be unreasonably withheld, conditioned or delayed. We will be responsible for preparing, filing, prosecuting and maintaining the licensed patents and applications, and for Orange Book listing any listable patents. We have the right to enforce the licensed patents and to defend challenges to the validity or enforceability of the licensed patents. AstraZeneca, however, retains the right to apply for patent term extensions for the licensed patents. We may not assign our rights or delegate our obligations under the AstraZeneca agreement without AstraZeneca's consent, including in the event of a change of control.

        In exchange for these rights, in addition to the agreement to issue equity consideration noted below, we agreed to pay AstraZeneca an upfront payment, milestone payments and royalties on net sales of licensed products under the agreement. We made the upfront payment to AstraZeneca of $5.0 million upon signing the agreement. The milestone payments due to AstraZeneca under the agreement consist of regulatory and commercial milestones. The regulatory milestones due under the agreement depend on the indication of the licensed product being developed as well as the territory where regulatory approval is obtained. Development milestones due under the agreement with respect to Rett syndrome total up to $30.0 million, and, for any indication other than Rett syndrome, total up to $60.0 million. Commercial milestones are based on net sales of all products licensed under the agreement and total up to $120.0 million. We have agreed to pay tiered royalties of mid single-digit to low double-digit percentages based on net sales of products licensed under the agreement. If we receive revenue from sublicensing any of our rights under the agreement, we are also obligated to pay a portion of that revenue to AstraZeneca.

  Our Development, Regulatory and Commercialization Obligations

        Under the agreement, we are obligated to use commercially reasonable efforts to develop, and obtain and maintain regulatory approvals for, licensed products using the rights we have licensed from AstraZeneca, including providing AstraZeneca with annual reports of our development activities. With respect to any of the licensed products, we are solely responsible for all development, regulatory and commercial activities and costs. Following our first commercial sale of a product, we must provide AstraZeneca with periodic reports of our commercial activities. AstraZeneca agreed to use commercially reasonable efforts to transfer all of its regulatory documentation related to BHV-5000 and lanicemine in each country to us, including all INDs, NDAs and approvals, promptly following the effective date of the agreement.

  Right of First Negotiation

        After we receive topline data from the first Phase 2b study of a product candidate licensed under the agreement, we must provide notice and a summary of the data to AstraZeneca. AstraZeneca will then have a period of time to exercise its right of first negotiation to regain its intellectual property rights or enter into a sublicense agreement with us. If AstraZeneca does not give notice of its intent to exercise its right of first negotiation during this time period, or we do not execute a definitive agreement within an additional time period, we will have the sole right, in our discretion, to negotiate and execute any agreement with third parties, or to retain our rights.

  Equity Consideration

        As part of the consideration, we agreed to issue to AstraZeneca common shares in the amount of $5.0 million if we completed a financing within specified parameters. This condition was satisfied upon the closing of our Series A preferred share financing, at which time we issued 538,150 Series A preferred shares to AstraZeneca which, at the completion of our IPO, automatically converted into 538,150 common shares. In addition, we agreed to issue to AstraZeneca common shares in the amount of $5.0 million upon the completion of specified events, including upon an IPO. In satisfaction of this obligation, in May 2017 upon the completion of our IPO, we issued an additional 538,149 common shares to AstraZeneca.

  Term and Termination

        The agreement will terminate upon the expiration of the last royalty term for the last licensed product under the agreement. Each royalty term begins on the date of the first commercial sale of the applicable licensed product in the applicable country and ends on the later of 10 years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The patent applications related to BHV-5000 would, if issued, have a statutory expiration date in 2033. Either party may terminate the agreement upon the other party's uncured material breach or upon insolvency or bankruptcy. AstraZeneca also has the right to terminate the agreement in certain circumstances. We have the right to terminate the agreement without cause. In the event the agreement is terminated in its entirety for any reason, all rights and licenses granted to us by AstraZeneca under the agreement, and all sublicenses granted by us under the agreement, immediately terminate, and we are required to assign to AstraZeneca all of the regulatory documentation applicable to any licensed compound or licensed product owned or controlled by us or our affiliates, to transfer control of any clinical studies involving licensed products to AstraZeneca and continue such studies at our cost for six months, and to assign to AstraZeneca all of our agreements with third parties that are reasonably necessary for the exploitation of the licensed products.

Agreements with Catalent U.K. Swindon Zydis Limited

        In March 2015, we entered into a development and license agreement with Catalent pursuant to which we obtained certain license rights to the Zydis ODT technology in BHV-0223. BHV-0223 was developed under this agreement. Catalent has manufactured BHV-0223 for clinical testing and we expect them to do so for commercial supply. We made an upfront payment of $0.3 million to Catalent upon entering into the agreement and are obligated to pay Catalent up to $1.6 million upon the achievement of specified regulatory and commercial milestones. We are also obligated to make royalty payments of a low single-digit percentage based on net sales of products licensed under the agreement.

        Under the agreement, we are responsible for conducting clinical trials and for preparing and filing regulatory submissions. We have the right to sublicense our rights under the agreement subject to Catalent's prior written consent. Catalent has the right to enforce the patents covering the Zydis technology and to defend any allegation that a formulation using Zydis technology, such as BHV-0223, infringes a third party's patent.

        The development and license agreement terminates on a country-by-country basis upon the later of (i) 10 years after the launch of the most recently launched product in such country and (ii) the expiration of the last valid claim covering each product in such country, unless earlier voluntarily terminated by us. Our current patent rights with respect to BHV-0223 consist of owning several patent applications. If a patent covering BHV-0223 issues from one of these pending patent applications, it would have a statutory expiration date in 2035. The agreement automatically extends for one-year terms unless either party gives advance notice of intent to terminate. In addition, Catalent may terminate the agreement either in its entirety or terminate the exclusive nature of the agreement on a country-by-country basis if we fail to meet specified development timelines, which we may extend in certain circumstances.

        In January 2018, we entered into a development and license agreement with Catalent pursuant to which we obtained certain license rights to the Zydis ODT technology for use with rimegepant. If we obtain regulatory approval or launch a rimegepant product that utilizes the Zydis ODT technology, we are obligated to pay Catalent up to $1.5 million upon the achievement of specified regulatory and commercial milestones. If we commercialize a rimegepant product that utilizes the Zydis ODT technology, the agreement permits us to purchase the commercial product from Catalent at a fixed price, inclusive of a royalty. Under the agreement, Catalent agreed that it will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party for a specified period of time, subject to certain minimum commercial revenues.

License Agreement with Yale University

        In September 2013, we entered into an exclusive license agreement with Yale to obtain rights under certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights related to the use of riluzole in treating various neurological conditions such as general anxiety disorder, post-traumatic stress disorder and depression. As part of the consideration for this license, we issued Yale 250,000 of our common shares and granted Yale the right to purchase up to 10% of the securities issued in each of our equity offerings. Under the terms of the agreement, in the event of a change of control, as defined in the agreement to include our IPO, we will be obligated to pay to Yale the lesser of (i) 5% of the dollar value of all initial and future potential consideration paid or payable by the acquirer or (ii) $1.5 million as a change-of-control payment. In the event of an IPO, which we completed in May 2017, the change-of-control payment to Yale is reduced by the value of Yale's equity investment in our company. The value of this change-of-control payment was determined to be zero at the expiration of the lockup period in October 2017 since the value of shares at the end of the lockup were worth more than their initial equity investment.

        In addition, we agreed to pay Yale regulatory milestone payments of up to $2.0 million and annual royalty payments of a low-single digit percentage based on net sales of products from the licensed patents, subject to a minimum amount of up to $1.0 million per year. If we grant any sublicense rights under the agreement, we must pay Yale a low single-digit percentage of sublicense income that we receive.

        The agreement also requires us to meet certain due diligence requirements based upon specified milestones. We can elect to extend the due diligence requirements by a maximum of one year upon payments of up to $150,000 to Yale. We are also required to reimburse Yale for any fees that Yale incurs related to the filing, prosecution, defending and maintenance of patent rights licensed under the agreement. In the event that we fail to make any payments, commit a material breach, fail to maintain adequate insurance or if we challenge the patent rights of Yale, Yale can terminate the agreement. We can terminate the agreement with 90-days' notice if Yale commits a material breach or in a specific country if there are no valid patent rights. The agreement expires on a country-by-country basis upon the later of expiration of the patent rights or ten years from the date of first sale. Any patent that has issued or does issue from one of the pending patent applications under this agreement would have a statutory expiration date in 2026.

License Agreement with The General Hospital Corporation d/b/a Massachusetts General Hospital

        In September 2014, we entered into a license agreement with The General Hospital Corporation d/b/a Massachusetts General Hospital ("MGH") pursuant to which MGH granted us a license under certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, related to treating depression with a combination of ketamine and scopolamine. Under this agreement, we paid MGH an upfront license fee of $20,000. We are also obligated to pay MGH annual license maintenance fees up to $50,000, beginning in 2017. In addition, we are obligated to pay MGH future milestone payments of up to $750,000 upon the achievement of specified clinical and regulatory milestones and up to $2.5 million upon the achievement of specified commercial milestones. We have also agreed to pay MGH royalties of a low single-digit percentage based on net sales of products licensed under the agreement. We are also required to reimburse MGH for any fees that MGH incurs related to the filing, prosecution, defending and maintenance of patent rights licensed under the agreement. If we receive revenue from sublicensing any of our rights under the agreement, we are also obligated to pay a portion of that revenue to MGH.

        The agreement expires upon the expiration of the patent rights licensed under the agreement, which could occur as early as 2033, unless earlier terminated by either party.

License Agreement with Rutgers, The State University of New Jersey

        In June 2016, we entered into an exclusive license agreement with Rutgers, The State University of New Jersey, licensing several patents and patent applications related to the use of riluzole to treat various cancers. Certain of the Rutgers patent rights were developed using federal funding. Accordingly, the U.S. Government has certain rights in the Rutgers patents and applications. We have the right to sublicense our rights under the Rutgers Agreement. We are responsible for prosecuting and maintaining the patents and applications in the Rutgers patent rights, and Rutgers has an opportunity to review and comment on correspondences with government patent offices. We have the right to prepare any documents related to the application for an extension of the term of any licensed patent and to list any listable patents in the Orange Book. We have the first right to enforce the licensed patents.

        Under this agreement, we are required to pay Rutgers annual license maintenance fees of up to $25,000 per year until the first commercial sale of a licensed product. We are also obligated to pay Rutgers payments totaling up to $825,000 upon the achievement of specified clinical and regulatory milestones. We also agreed to pay Rutgers royalties of a low single-digit percentage based on net sales of licensed products sold by us, our affiliates or sublicensees, subject to a minimum of up to $100,000 per year. If we grant any sublicense rights under the license agreement, we must pay Rutgers a low double-digit percentage of sublicense income we receive. In the event that we experience a change of control or sale of substantially all of our assets prior to the initiation of a Phase 3 trial related to products licensed under the agreement, and such change of control or sale results in a full liquidation of our company, we will be obligated to pay Rutgers a change-of-control fee equal to 0.3% of the total value of the transaction, but not less than $100,000.

        The agreement also requires us to meet certain due diligence requirements based upon specified milestones. We can elect to extend the due diligence requirements by a maximum of one year upon payments to Rutgers of up to $500,000 in the aggregate.

        The agreement expires on a country-by-country basis upon the later of expiration of the last patent rights to expire in such country, which could occur as early as 2024, or ten years from the date of first commercial sale of a licensed product, unless terminated by either party.

Government Regulation

        In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act ("FDCA") and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including imposition of a clinical hold, refusal by the FDA to approve applications, withdrawal of an approval, import/export delays, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

        The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our product candidates are governed by extensive regulation by governmental authorities in the United States and other countries. The FDA, under the FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:

  •
  preclinical laboratory tests and animal tests conducted under GLP;

  •
  the submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials commence;

  •
  approval by an independent institutional review board ("IRB"), representing each clinical site before each clinical trial may be initiated;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for each indication and conducted in accordance with Good Clinical Practices ("GCP");

  •
  the preparation and submission to the FDA of an NDA;

  •
  FDA acceptance, review and approval of the NDA, which might include an Advisory Committee review;

  •
  satisfactory completion of an FDA inspection of the manufacturing facilities at which the product, or components thereof, are made to assess compliance with current Good Manufacturing Practices ("cGMPs").

        The testing and approval process requires substantial time, effort and financial resources, and the receipt and timing of any approval is uncertain. The FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Preclinical and Human Clinical Trials in Support of an NDA

        Preclinical studies include laboratory evaluations of the product candidate, as well as in vitro and animal studies to assess the potential safety and efficacy of the product candidate. The conduct of preclinical trials is subject to federal regulations and requirements including GLP regulations. The results of the preclinical studies, together with manufacturing information and analytical data, among other things, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. The FDA may nevertheless initiate a clinical hold after the 30 days if, for example, significant public health risks arise.

        Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCP requirements. Each clinical trial must be reviewed and approved by an IRB at each of the sites at which the trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

        Clinical trials are typically conducted in three sequential phases prior to approval, but the phases may overlap or be combined. These phases generally include the following:

  Phase 1.    Phase 1 clinical trials represent the initial introduction of a product candidate into human subjects, frequently healthy volunteers. In Phase 1, the product candidate is usually tested for safety, including adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics.

  Phase 2.    Phase 2 clinical trials usually involve studies in a limited patient population to (1) evaluate the efficacy of the product candidate for specific indications, (2) determine dosage tolerance and optimal dosage and (3) identify possible adverse effects and safety risks.

  Phase 3.    If a product candidate is found to be potentially effective and to have an acceptable safety profile in Phase 2 clinical trials, the clinical trial program will be expanded to Phase 3 clinical trials to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population at geographically dispersed clinical trial sites.

  Phase 4.    clinical trials may be conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations, or when otherwise requested by the FDA in the form of post-market requirements or commitments. Failure to promptly conduct any required Phase 4 clinical trials could result in enforcement action or withdrawal of approval.

        A Phase 2/3 trial design, which we are using in our trigriluzole and BHV-5000 development programs, is often used in the development of pharmaceutical and biological products. The trial includes Phase 2 elements, such as an early interim analysis of safety or activity, and Phase 3 elements, such as larger patient populations with less restrictive enrollment criteria. The early interim analysis of clinical or physiologic activity and/or safety allows the study to be stopped, changed or continued before a large number of patients have been enrolled, while still allowing all data from enrolled patients to count in the analysis used to support approval.

Submission and Review of an NDA

        The results of preclinical studies and clinical trials, together with detailed information on the product's manufacture, composition, quality, controls and proposed labeling, among other things, are submitted to the FDA in the form of an NDA, requesting approval to market the product. The application must be accompanied by a significant user fee payment, which typically increases annually, although waivers may be granted in limited cases. The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data is insufficient for approval and require additional preclinical, clinical or other studies.

        Once an NDA has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review. We will be required to pay a user fee to the FDA to review the NDA, unless we receive a waiver or qualify for an exemption. This is typically 10 months from the date that the FDA receives the application-filing for standard review NDAs (i.e., NDAs seeking approval of drugs that are not new molecular entities). The review process can be extended by FDA requests for additional information or clarification. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product's identity, strength, quality and purity. Before approving an NDA, the FDA typically will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities comply with cGMPs. Additionally, the FDA will typically inspect one or more clinical trial sites for compliance with GCP and integrity of the data supporting safety and efficacy.

        During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy ("REMS") is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS, and the FDA will not approve the application without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval. The FDA could also require a special warning, known as a boxed warning, to be included in the product label in order to highlight a particular safety risk. The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product.

        On the basis of the FDA's evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA will issue either an approval of the NDA or a Complete Response Letter, detailing the deficiencies in the submission and the additional testing or information required for reconsideration of the application. Even with submission of this additional information, the FDA may ultimately decide that the application does not satisfy the regulatory criteria for approval.

Post-Approval Requirements

        Approved drugs that are manufactured or distributed in the United States pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims and some manufacturing and supplier changes are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for marketed products and the establishments at which such products are manufactured, as well as new application fees for certain supplemental applications.

        The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance programs to further assess and monitor the product's safety and effectiveness after commercialization. The FDA may also require a REMS, which could involve requirements for, among other things, medication guides, special trainings for prescribers and dispensers, patient registries, and elements to assure safe use.

        In addition, entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. The FDA has promulgated specific requirements for drug cGMPs. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

        Once an approval is granted, the FDA may issue enforcement letters or withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Corrective action could delay product distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

  •
  restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;

  •
  fines, warning letters or holds on post-approval clinical trials;

  •
  refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;

  •
  product seizure or detention, or refusal to permit the import or export of products; or

  •
  injunctions or the imposition of civil or criminal penalties.

        The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

Section 505(b)(2) NDAs

        As an alternative path to FDA approval for modifications to formulations or uses of drugs previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This type of application permits reliance for such approvals on literature or on an FDA finding of safety, effectiveness or both for an approved drug product. As such, under Section 505(b)(2), the FDA may rely, for approval of an NDA, on data not developed by the applicant. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved branded reference drug. The FDA may then approve the new product candidate for the new indication sought by the 505(b)(2) applicant.

        Our clinical programs for trigriluzole for the treatment of SCA and BHV-0223 for the treatment of ALS are each based on a regulatory pathway under section 505(b)(2) of the FDCA that allows reference to data on riluzole for the purpose of safety assessments.

Orange Book Listing

        In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant's product or an approved method of using the product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, known as the Orange Book. Any applicant who files an Abbreviated New Drug Application ("ANDA"), seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify, for each patent listed in the Orange Book for the referenced drug, to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, (2) such patent has expired, (3) if such patent has not expired, the date on which it expires or (4) such patent is invalid, unenforceable, or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. The fourth certification described above is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a "section viii" statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of- use rather than certify to a listed method-of-use patent. This section viii statement does not require notice to the patent holder or NDA owner. There might also be no relevant patent certification.

        If the reference NDA holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. Even if the 45 days expire, a patent infringement lawsuit can be brought and could delay market entry, but it would not extend the FDA-related 30-month stay of approval.

        The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired as described in further detail below.

Non-Patent Exclusivity

        In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug.

        A drug, including one approved under a 505(b)(2) application, may obtain a three-year period of non-patent market exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application for the protected modification until after that three-year exclusivity period has run. However, the FDA can accept an application and begin the review process during the three-year exclusivity period. A 505(b)(2) NDA may also be subject to a five-year exclusivity period for a new chemical entity, whereby the FDA will not accept for filing, with limited exception, a product seeking to rely upon the FDA's findings of safety or effectiveness for such new chemical entity.

Orphan Drugs

        Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States, or in other limited cases. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan drugs may be eligible for certain incentives, including tax credits for qualified clinical testing. In addition, an NDA for a product that has received orphan drug designation is not subject to a prescription drug user fee unless the application includes an indication other than the rare disease or condition for which the drug was designated. A Company must request orphan drug designation before submitting an NDA.

        Generally, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same active moiety for the same indication for seven years, except in limited circumstances, such as another drug's showing of clinical superiority over the drug with orphan exclusivity. Competitors, however, may receive approval of different active moieties for the same indication or obtain approval for the same active moiety for a different indication. In some cases, orphan drug status is contingent on a product with an orphan drug designation showing that it is clinically superior to a previously approved product or products.

Foreign Regulation

        In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union and other geographies, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Coverage, Reimbursement and Pricing

        Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and the adequacy of reimbursement from third-party payors. Third-party payors include government authorities, and private entities, such as managed care organizations, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, a third-party payor's decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. For example, the payor's reimbursement payment rate may not be adequate or may require co-payments that patients find unacceptably high. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. However, one third-party payor's decision to cover a particular product does not ensure that other payors will also provide coverage for the product, or will provide coverage at an adequate reimbursement rate. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Further, some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they provide reimbursement for use of such therapies.

        Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of products and services, in addition to their safety and efficacy. To obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Thus, obtaining and maintaining reimbursement status is time-consuming and costly.

        The U.S. and foreign governments regularly consider reform measures that affect health care coverage and costs. For example, the U.S. and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("collectively, the ACA") contains provisions that may reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies' share of sales to federal health care programs. The Centers for Medicare and Medicaid Services ("CMS") may develop new payment and delivery models, such as bundled payment models. For example, the U.S. Department of Health and Human Services ("HHS") set a goal of moving 30% of Medicare payments to alternative payment models tied to the quality or value of services by 2016 and 50% of Medicare payments into these alternative payment models by the end of 2018. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our products.

        The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, the focus on cost containment measures, particularly in the United States, has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if we attain favorable coverage and reimbursement status for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

European Union Coverage Reimbursement and Pricing

        In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies, or so called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company.

Healthcare Laws and Regulations

        Physicians, other healthcare providers, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors are and will be subject to various federal, state and foreign fraud and abuse laws and other healthcare laws and regulations. These laws and regulations may impact, among other things, our arrangements with third-party payors, healthcare professionals who participate in our clinical research programs, healthcare professionals and others who purchase, recommend or prescribe our approved products, and our proposed sales, marketing, distribution, and education programs. The U.S. federal and state healthcare laws and regulations that may affect our ability to operate include, without limitation, the following:

  •
  The federal Anti-Kickback Statute, which prohibits persons from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federally funded healthcare programs, such as Medicare and Medicaid. The term "remuneration" has been broadly interpreted to include anything of value;

  •
  The federal civil and criminal false claims laws, including, without limitation, the federal civil monetary penalties law and the civil False Claims Act (which can be enforced by private citizens through qui tam actions), prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government;

  •
  The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as healthcare providers, health plans, and healthcare clearinghouses and their respective business associates;

  •
  The federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid ("CHIP") to report to HHS information related to payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests; and

  •
  Analogous state laws and regulations, such as state anti-kickback and false claims laws, that impose similar restrictions and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers; and state health information privacy and data breach notification laws, which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

        We will be required to spend substantial time and money to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations. Recent healthcare reform legislation has strengthened these federal and state healthcare laws. For example, the ACA amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes to clarify that liability under these statutes does not require a person or entity to have actual knowledge of the statutes or a specific intent to violate them. Moreover, the ACA provides that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

        Violations of these laws can subject us to criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and reputational harm, we may be required to curtail or restructure our operations. Moreover, we expect that there will continue to be federal and state laws and regulations, proposed and implemented, that could impact our future operations and business.

Healthcare Reform

        The legislative landscape in the United States continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In March 2010, the ACA was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

  •
  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drug agents or biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;

  •
  an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

  •
  extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

  •
  a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers' Medicaid rebate liability;

  •
  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

  •
  new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

  •
  creation of the Independent Payment Advisory Board, which, if and when impaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and

  •
  establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

        Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.

        In addition, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted. For example, as a result of the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year through 2025 unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. Payment adjustments for the Medicare quality payment program will begin in 2019. At this time, it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program.

        Further, there have been several recent Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. At the state level, legislatures are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

The Foreign Corrupt Practices Act

        The Foreign Corrupt Practices Act (the "FCPA") prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Employees

        As of December 31, 2017, we employed 42 employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segments

        We currently operate in a single business segment developing a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. See additional information in our financial statements contained in Part II, Item 8 of this Annual Report.

Corporate Information

        We were incorporated as a business company limited by shares organized under the laws of the British Virgin Islands in September 2013. Our registered office is located at P.O. Box 173, Road Town, Tortola, British Virgin Islands and our telephone number is +1 (284) 852-3000. Our U.S. office and the office of our U.S. subsidiary is located at 234 Church Street, New Haven, Connecticut 06510 and our telephone number is (203) 404-0410.

Facilities

        Our principal offices currently occupy a total of approximately 4,240 square feet of leased office space in New Haven, Connecticut. This space is pursuant to two separate lease agreements, a lease for 2,240 square feet which expires in June 2018 and a lease for 2,000 square feet that expires in October 2018.

        In August 2017, we entered into a new lease agreement to consolidate our headquarters into a free standing building in New Haven, Connecticut compromising of approximately 10,366 square feet of office space. The lease commenced on August 10, 2017 for a term of 85 months with payments commencing in February 2018. The lease includes two optional 5-year renewal terms.

        We believe that our current facilities, including the facilities we will occupy under our new lease agreement, are suitable and adequate to meet our current needs, and that our new facilities under our new lease agreement will be suitable and adequate to meet our needs at that time. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Legal Proceedings

        We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Available Information

        Our internet website address is www.biohavenpharma.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

Item 1A.    Risk Factors

        You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10-K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common shares to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and have never generated any product revenues, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

        We were incorporated in 2013, and our operations to date have been largely focused on organizing and staffing our company, raising capital and in-licensing the rights to, and advancing the development of, our product candidates, including conducting preclinical studies and clinical trials. We have not yet demonstrated an ability to successfully complete Phase 3 clinical trials, obtain marketing approvals, manufacture products on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

        Since our inception, we have incurred significant operating losses. Our net loss was $127.2 million and $63.5 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $202.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

  •
  complete our three Phase 3 clinical trials of rimegepant, Phase 1 supporting trials and our long-term safety study;

  •
  complete the ongoing extension phase of the Phase 2/3 clinical trial of trigriluzole in SCA, conduct our trigriluzole OCD trial;

  •
  conduct patient tolerability studies of, and prepare to file a NDA for, BHV-0223;

  •
  complete our Phase 1 clinical trial of BHV-5000 and support activities for later-phase studies and clinical trials;

  •
  progress formulation, toxicology, and clinical development in preparation of our NDA filing and planned Phase 1 clinical trials of BHV-3500 and support activities for later-phase studies and clinical trials;

  •
  submit INDs and initiate randomized controlled trials of trigriluzole in Alzheimer's disease;

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

        In addition to the fluctuation of our operating expenses, our financial results may also be materially impacted in the future by material changes in the operating results of Kleo or if we conclude that the value of our investment in Kleo is impaired and, as a result, we are required by U.S. GAAP to write down the carrying value of our investment.

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

        Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will obtain marketing approval to commercialize any of our product candidates. If we are required by the FDA or other regulatory authorities such as the EMA to perform studies and trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed.

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

        Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our product candidates. Our expenses could increase beyond our current expectations if the FDA requires us to perform clinical trials and other studies in addition to those that we currently anticipate. For example, for our trigriluzole clinical program, we intend to meet with the FDA to review the Phase 2/3 clinical trial data to better understand the potential pathways for an eventual filing. Given that the topline results did not show differentiation of trigriluzole from placebo in patients with SCA, the FDA may require additional data and studies to support an eventual filing, beyond what becomes available from completion of the ongoing long-term extension phase of the current trial. With regard to our BHV-5000 program, due to the small number of patients with Rett syndrome, we believe that BHV-5000 will require only a single pivotal trial. However, the FDA ordinarily requires two well-controlled clinical trials prior to marketing approval of a product candidate. If the FDA requires us to conduct additional clinical trials of trigriluzole or BHV-5000, or any of our other product candidates, we would incur substantial additional, unanticipated expenses in order to obtain regulatory approval of those product candidates.

        In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. Additionally, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution and, with respect to certain of our product candidates, the payment of milestone and royalty fees. Furthermore, we expect to incur additional costs associated with operating as a public company.

        As of December 31, 2017, we had cash of $131.5 million. We expect that our existing cash will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements through December 31, 2018. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

        In addition, we cannot guarantee that future financing will be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common shares to decline. As a result, we may not be able to access the capital markets as frequently as comparable U.S. companies. See "—Our status as a British Virgin Islands ("BVI"), business company means that our shareholders enjoy certain rights that may limit our flexibility to raise capital, issue dividends and otherwise manage ongoing capital needs" for additional information related to our ability to timely raise capital. If we are unable to obtain funding on a timely basis on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates, if approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our most recent audited financial statements.

        Our report from our independent registered public accounting firm for the year ended December 31, 2017 includes an explanatory paragraph stating that our recurring losses from operations since inception and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

We are subject to significant obligations, including to potentially make significant payments under the license agreements by which we acquired the rights to several of our product candidates.

        In July 2016, we acquired the rights to rimegepant and another product candidate, BHV-3500, pursuant to a license agreement with BMS, and in October 2016, we acquired the rights to BHV-5000 pursuant to a license agreement with AstraZeneca. We are subject to significant obligations under these agreements, including payment obligations upon achievement of specified milestones and royalties on product sales, as well as other material obligations. We may be obligated to pay BMS up to $127.5 million in development milestones for rimegepant or a derivative thereof, up to $74.5 million in development milestones for any licensed product other than rimegepant, and up to $150.0 million in commercial milestones for each licensed product. In July 2017, we paid BMS $5.0 million due to the achievement of a specified milestone. We may also be obligated to pay AstraZeneca up to $30.0 million in development milestones for licensed products for the treatment of Rett syndrome, up to $60.0 million in development milestones for licensed products for indications other than Rett syndrome, and up to $120.0 million in commercial milestones. We are also obligated to pay fixed royalties based on net sales of rimegepant, BHV-3500 and BHV-5000, or any other product that is a licensed product under those agreements. If these payments become due under the terms of our license agreements with BMS and AstraZeneca, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed.

        In addition, our license agreements with BMS and AstraZeneca obligate us to use commercially reasonable efforts to develop and commercialize product candidates, to provide BMS and AstraZeneca with development reports documenting our progress, and to provide them with data from certain clinical trials. In addition, such license agreements provide BMS and AstraZeneca with rights of first negotiation, triggered by their receipt of a summary of certain topline data from certain of our clinical trials, to regain the respective rights we have in-licensed from them. If either BMS or AstraZeneca exercises their right of first negotiation, we will be required to negotiate in good faith with BMS or AstraZeneca, as the case may be, for a specified period of time before we can enter into negotiations with third parties to sublicense these rights. BMS's and AstraZeneca's rights of first negotiation may adversely impact or delay our ability to enter into collaborations with third parties for the development of these compounds. Our license agreement with BMS further provides that any sublicense, other than to an affiliate or a third-party manufacturer, requires BMS' prior written consent, not to be unreasonably withheld or delayed. Our license agreement with AstraZeneca further provides that, except with respect to wholly owned subsidiaries, we cannot assign the agreement without their consent, even in the event of a change of control. This could adversely impact or delay our ability to effect certain transactions.

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

        We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, the conducting of our completion of the ongoing extension phase of the Phase 2/3 clinical trial of trigriluzole in SCA, initiation of our Phase 2 clinical trials in both OCD and Alzheimer's disease, patient tolerability studies and NDA preparation for BHV-0223, completion of our three Phase 3 clinical trials and long-term safety study for rimegepant, and completion of our Phase 1 study for BHV-5000. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:

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

        In addition, the results of preclinical studies and earlier clinical trials may not be predictive of the results of later-stage preclinical studies or clinical trials. The results generated to date in preclinical studies or clinical trials for our product candidates do not ensure that later preclinical studies or clinical trials will demonstrate similar results. Further, we have limited clinical data for each of our product candidates and have not completed Phase 3 clinical trials for any of our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and earlier stage clinical trials. For example, the favorable results of the Phase 2b trial of rimegepant may not be predictive of similar results in subsequent trials. In particular, we developed a different tablet formulation of rimegepant for use in our Phase 3 clinical trials of rimegepant, which commenced enrollment in July 2017. We cannot be certain that we will observe the same results in our Phase 3 trials with the new dosage form as we did in the Phase 2b clinical trial of rimegepant. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

  •
  the delay or refusal of regulators or institutional review boards ("IRBs") to authorize us to commence a clinical trial at a prospective trial site;

  •
  changes in regulatory requirements, policies and guidelines;

  •
  delays or failure to reach agreement on acceptable terms with prospective clinical research organization ("CROs") and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites; delays in patient enrollment and variability in the number and types of patients available for clinical

  •
  trials;

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

        We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, including the FDA's current Good Clinical Practice ("GCP") regulations, or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

        Additionally, we regularly assess our portfolio based on emerging data from pre-clinical studies and clinical trials, and we may make changes to expand or discontinue programs based on these assessments. Expansion of the number or scope of clinical trials may result in additional expenses compared to our expectations.

The regulatory approval process of the FDA and comparable foreign jurisdictions is lengthy, time-consuming and unpredictable.

        Our future success is dependent upon our ability to successfully develop, obtain regulatory approval for and then successfully commercialize one or more of our product candidates. The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval is generally uncertain, may change during the course of a product candidate's clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or abroad until we receive regulatory approval of a NDA from the FDA or approval from the EMA or other applicable foreign regulatory agency.

        Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we must demonstrate to the satisfaction of the FDA, EMA or any comparable foreign regulatory agency, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. The FDA, EMA or any comparable foreign regulatory agency can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

  •
  the FDA, EMA or the applicable foreign regulatory agency's disagreement with the number, design, conduct or implementation of our preclinical studies and clinical trials;

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

  •
  the FDA's, EMA's or the applicable foreign regulatory agency's disagreement with the interpretation of data from preclinical studies or clinical trials;

  •
  actions by the CROs that we retain to conduct our preclinical studies and clinical trials, which are outside of our control and that materially adversely impact our preclinical studies and clinical trials;

  •
  the FDA's, EMA's or other applicable foreign regulatory agencies' disagreement with the interpretation of data from preclinical studies or clinical trials;

  •
  our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;

  •
  the FDA's, EMA's or the applicable foreign regulatory agency's requirement for additional preclinical studies or clinical trials;

  •
  the FDA's, EMA's or the applicable foreign regulatory agency's disagreement regarding the formulation, labeling or the specifications of our product candidates;

  •
  the FDA's, EMA's or the applicable foreign regulatory agency's failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

  •
  the potential for approval policies or regulations of the FDA, EMA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

        For example, with respect to our ongoing Phase 2/3 clinical trial of trigriluzole for the treatment of SCA, we are in discussions with the FDA regarding the data and understand the potential for the already acquired data and pending extension phase data to contribute sufficient support for a filing. Given that topline results of the 8-week randomization phase did not show that trigriluzole differentiates from placebo, the limitations of relying on extension phase data in comparison to historical controls and the FDA's previously raised concerns on the adequacy of the SARA as a primary outcome assessment, there is substantial risk that the FDA or any regulatory agency would interpret any favorable results from the subgroups of the Phase 2/3 trial or from the long-term extension phase to not be an adequate basis for approval.

        BHV-0223 40mg met bioequivalent criteria (AUC and Cmax) with generic riluzole 50mg tablets. Since the currently approved riluzole is associated with a negative food effect (lower AUC and Cmax when administered with high fat meals), a food assessment was performed within the BHV-0223 Phase 1 study. Topline results from the food effect assessment, demonstrated bioequivalent AUC exposure for BHV-0223 40 mg under both fed and fasting states. However, Cmax concentrations were lowered by more than 20% under the fed state. We believe that BHV-0223's property of maintaining therapeutic AUC exposures regardless of feeding state is clinically important for patients. Ultimately, the FDA will determine the labeling of BHV-0223 with regard to the effect of feeding, which may impact our marketing of BHV-0223 if it is approved.

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

        FDA guidance regarding the approval of drugs for the acute treatment of migraine has recently changed. No drug has been approved under the new guidance, and it is not certain how such guidance will be interpreted and applied by the FDA. We intend to seek advice and guidance from the FDA which may include requesting a pre-NDA meeting with the FDA prior to the submission of an NDA for any of our product candidates. If the feedback we receive is different from what we currently anticipate, this could delay the development and regulatory approval process for these product candidates. We generally plan to seek regulatory approval to commercialize our product candidates in the United States, the European Union and other key global markets. To obtain regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdiction. Failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. Failure to obtain marketing authorization for our product candidates will result in our being unable to market and sell such products. If we fail to obtain approval in any jurisdiction, the geographic market for our product candidates could be limited. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates or may grant approvals for more limited patient populations than requested.

        Even if we eventually complete clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials or the implementation of a Risk Evaluation and Mitigation Strategy ("REMS") which may be required to ensure safe use of the drug after approval. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects.

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

        In animal studies, at very high doses, rimegepant was observed to have a negative effect on the liver. We observed elevated liver enzymes in one patient that received very high doses of rimegepant in a drug-drug interaction study. We recently repeated that drug-drug interaction study at the anticipated therapeutic dose of rimegepant and did not observe clinically meaningful elevations in liver enzymes.

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

        In addition, at our end of Phase 2 meeting, the FDA stated its desire to see a safety study in which patients received daily or near-daily dosing of rimegepant for at least three months. This desire stems from the FDA's concern about a potential liver signal with the class of CGRP antagonists. The FDA stated that any risk of liver injury has to be very low and that exposure with the drug has to be sufficient to cap the risk of liver injury at a level acceptable for the migraine population. We believe the design of our long-term safety study may adequately address this concern by providing for the enrollment of approximately 600 patients who experience eight or more migraine days per month, who will, in the study, be allowed to use rimegepant on a daily basis, which we believe will generate safety data with respect to long-term, frequent use of rimegepant. However, the FDA may determine that our trial design or the data we collect is insufficient to address their concerns, in which case we could be required to conduct additional trials.

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

  •
  recall of the product;

  •
  restrictions on the marketing of the product or the manufacturing process for any component thereof; requirement by regulatory authorities of additional warnings on the label, such as a "black box"

  •
  warning or contraindication;

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

        Although we have monitored the subjects in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, patients treated with our product candidates, if approved, may experience adverse reactions. If safety problems occur or are identified after one of our products reaches the market, the FDA or comparable foreign regulatory authorities may require that we amend the labeling of our product, recall our product, or even withdraw approval for our product. SAEs deemed to be caused by our product candidates, either before or after receipt of marketing approval, could have a material adverse effect on the development of our drug candidates and our business as a whole.

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

  •
  clinicians' and patients' perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating or drugs that may be used off-label for these indications;

  •
  the size of the patient population required for analysis of the trial's primary endpoints;

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

        With respect to BHV-0223, which we are developing for the treatment of ALS, we believe our primary competition is Covis Pharmaceuticals, which sells Rilutek, the brand name for riluzole, and the six approved generic versions of Rilutek. Edaravone (Radicava, Mitsubishi Tanabe Pharma) was recently approved by the FDA on May 5, 2017 for the treatment of ALS, based on efficacy studies conducted in Japan with the vast majority of patients on background riluzole therapy. Edaravone is administered to patients by intravenous infusion. We are aware of at least two other companies marketing or planning to market new formulations of riluzole. MonoSol Rx has filed an IND with the FDA to conduct clinical trials for a riluzole oral soluble film, and Italfarmaco SpA ("Italfarmaco") a private Italian company, markets an oral liquid suspension formulation of riluzole in the United Kingdom and elsewhere in Europe under the brand name Teglutik. To our knowledge based on publicly available information, no other companies are marketing sublingual formulations of riluzole. Other companies of which we are not aware may also be developing formulations using the API riluzole; if such companies pursued regulatory approval of such product candidates using the Section 505(b)(2) regulatory pathway, those product candidates would potentially compete with BHV-0223. For example, Italfarmaco has obtained orphan designation for Teglutik, and is eligible to obtain orphan exclusivity subject to a showing of clinical superiority to riluzole. If Teglutik is shown to be clinically superior to Rilutek and receives marketing approval before BHV-0223, then BHV-0223 may need to demonstrate clinical superiority to Teglutik to receive marketing approval.

        With respect to trigriluzole, which we are currently developing for the treatment of ataxias and other neurologic disorders, with SCA as our initial indication, there are currently no approved drug treatments for spinocerebellar ataxias in the United States. We are also developing trigriluzole for the potential treatment of Alzheimer's disease and OCD and if we continue to pursue those indications, we would face substantial competition from companies that develop or sell products that treat Alzheimer's disease or OCD. With respect to BHV-5000, which we are developing for the treatment of Rett syndrome, there are currently no approved drug treatments for Rett syndrome in the United States.

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

        The availability of our competitors' products could limit the demand and the price we are able to charge for any product candidate we commercialize, if any. The inability to compete with existing or subsequently introduced drugs would harm our business, financial condition and results of operations.

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

        The availability and adequacy of coverage and reimbursement by governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors, is essential for most patients to be able to afford products such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates, if approved, and attract additional collaboration partners to invest in the development of our product candidates. Coverage under certain government programs, such as Medicare, Medicaid and Tricare, may not be available for certain of our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and adequate reimbursement in the United States, the European Union or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

        Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices ("cGMP") regulations and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

        The FDA's and other regulatory authorities' policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:

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

  •
  the availability of third-party coverage and adequate reimbursement, and patients' willingness to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement;

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

We currently have limited marketing, sales or distribution infrastructure. If we are unable to develop sales, marketing and distribution capabilities on our own or through collaborations, or if we fail to achieve adequate pricing or reimbursement we will not be successful in commercializing our product candidates, if approved.

        We currently have limited marketing, sales and distribution capabilities and our product candidates are still in clinical development. If any of our product candidates are approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, or to outsource these functions to a third party. Either of these options would be expensive and time-consuming. These costs may be incurred in advance of any approval of our product candidates. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products.

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

        Once an NDA is approved, the product covered thereby becomes a "reference listed drug" in the FDA's publication, "Approved Drug Products with Therapeutic Equivalence Evaluations," commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

        We are party to several license agreements under which we in-license patent rights and other intellectual property related to or business, including a license agreement with BMS, under which we were granted an exclusive license relating to rimegepant and BHV-3500, a license agreement with ALS Biopharma and FCCDC, pursuant to which we were assigned intellectual property rights relating to trigriluzole, a license agreement with Catalent, pursuant to which we were granted an exclusive license to use their Zydis technology in the development of BHV-0223 and rimegepant, and a license agreement with AstraZeneca, pursuant to which we were granted an exclusive license relating to BHV-5000.

        We have also entered into other license agreements that relate to other patent rights and other indications we are pursuing or may pursue in the future. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under these license agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under these agreements, and could compromise our development and commercialization efforts for our product candidates. See "Business—License Agreements" for a more detailed description of our current license agreements.

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

        Although we have auditing rights with all our manufacturing counterparties, we do not have control over a supplier's or manufacturer's compliance with these laws, regulations and applicable cGMP standards and other laws and regulations, such as those related to environmental health and safety matters. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted or of satisfactory quality or continue to be available at acceptable prices. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. In the event that any of our manufacturers fails to comply with regulatory requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, or if the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities. Any replacement of our manufacturers could require significant effort, time and expense, which could significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

        We also rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. For example, Catalent is the sole-source supplier for the Zydis formulation of BHV-0223, and we expect Catalent to be the sole source supplier for the ODT formulation of rimegepant. We may also have sole-source suppliers for one or more of our other product candidates. Some of the APIs and other substances and materials used in our product candidates are currently available only from one or a limited number of domestic or foreign suppliers and foreign manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. In the event an existing supplier fails to supply product on a timely basis or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or if we or our manufacturers are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we likely would incur added costs and delays in identifying or qualifying replacement manufacturers and materials and there can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely. We and our manufacturers do not currently maintain inventory of these APIs and other substances and materials. Any interruption in the supply of an API or other substance or material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.

        In addition, these contract manufacturers are or may be engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier's or manufacturer's facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the supply or manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative supply or manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval of or market our product candidates, if approved.

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

        Additionally, any damage to or destruction of our third-party manufacturers' or suppliers' facilities or equipment may significantly impair our ability to have our product candidates manufactured on a timely basis. Furthermore, if a contract manufacturer or supplier becomes financially distressed or insolvent, or discontinues our relationship beyond the term of any existing agreement for any other reason, this could result in substantial management time and expense to identify, qualify and transfer processes to alternative manufacturers or suppliers, and could lead to an interruption in clinical or commercial supply.

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

  •
  collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators' strategic focus or available funding or external factors, such as an acquisition, that divert resources or create

  •
  competing priorities;

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

        We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA or similar foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under existing license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

        Because we rely on third parties to develop and manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite these contractual agreements with third parties, sharing trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor's discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may harm our business.

        In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor's discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

Risks Related to Regulatory Compliance

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

        In the United States, the European Union, and other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the ACA was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include:

  •
  an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

  •
  new requirements to report certain financial arrangements with physicians and certain others, including reporting "transfers of value" made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;

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

  •
  extension of a manufacturer's Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer's Medicaid rebate liability;

  •
  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical

  •
  pricing program;

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct

  •
  comparative clinical effectiveness research, along with funding for such research; and

  •
  establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

        Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

        In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have an adverse effect on our customers and accordingly, our financial operations.

        Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. The U.S. Department of Health and Human Services ("HHS") set a goal of moving 30% of Medicare payments to alternative payment models tied to the quality or value of services by 2016 and 50% of Medicare payments into these alternative payment models by the end of 2018. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

        Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

  •
  the U.S. federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and its implementing regulations, and as amended again by the Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, commonly referred to as the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to HIPAA, i.e. health plans, healthcare clearinghouses and healthcare providers, as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

  •
  the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

  •
  the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children's Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

  •
  analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers;

  •
  state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources;

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for product candidates, we may not be able to compete effectively in our markets.

        Market exclusivity for pharmaceutical products is based upon patent rights and certain regulatory forms of exclusivity. The failure to obtain patents of commercially relevant scope, or limitations on the use or loss of patent rights, could have a negative effect on our business. In addition, the patent environment can be unpredictable and the validity and enforceability of patents cannot be predicted with certainty. Absent relevant patent protection for a product, once the regulatory exclusivity periods expire, generic versions can be approved and marketed. Regulatory forms of exclusivity vary from country-to-country and are not available in certain countries.

        We rely upon patents to protect the intellectual property related to our development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our current and future product candidates. We have sought to protect our proprietary positions by filing and in-licensing patents and patent applications.

        The patent prosecution process is expensive and time-consuming, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. None of our patents claiming trigriluzole or BHV-0223 have issued, and applications filed under the Patent Cooperation Treaty, or PCT, with respect to trigriluzole and BHV-0223 have been nationalized and are pending in the U.S., European countries, Japan, Korea, China, India, Russia, Brazil, Canada, and other countries. It is also possible that we will fail to identify patentable aspects of our research and development in time to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries. If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current and future product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, products. Any such outcome could have a negative effect on our business.

        The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions remain confidential for a period of time after filing, and some remain so until issued. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, and such prior art could potentially invalidate one or more of our patents or prevent a patent from issuing from one or more of our pending patent applications. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity, patentability or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity, patentability or enforceability of a claim.

        Even if patents are granted and even if such patents cover our current or future product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable, which could allow third parties to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. Any of these outcomes could impair our ability to prevent competition from third parties. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

        We cannot guarantee that any of our or our licensors' patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent's prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party's pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

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

        Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the statutory expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

        Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. In the United States, only one patent per approved product can be extended, and the extension cannot extend the total patent term beyond fourteen years from approval. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Because riluzole has already been approved, we will not be eligible to obtain patent term extension for any of our patents, should they issue, that cover BHV-0223.

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

        Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims which are the subject of the challenge, or may lose the allowed or granted claims altogether.

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

Changes in intellectual property laws or jurisprudence could impair our ability to protect our product candidates.

        Changes in intellectual property laws or regulations in the U.S., or other countries, could negatively affect our business. Similarly, changes in the interpretation of such laws or regulations could have an impact on our business.

        The current law in the United States, as in most other countries in the world, uses a "first-to-file" system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This requires that we promptly file patent applications on our inventions. The failure to do so could result in another patent applicant being awarded a patent, even though we may have made the invention first. Current U.S. law also provides a lower evidentiary standard in U.S. Patent and Trademark Office ("USPTO") proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim. Hence, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

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

Some intellectual property which we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as "march-in" rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

        Some of the intellectual property rights we have licensed or acquired, including rights licensed to us by Rutgers, the State University of New Jersey, and rights assigned to us by ALS Biopharma may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 ("Bayh-Dole Act"). These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as "march-in rights"). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a negative impact on the success of our business.

        Generic manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire. Our commercial success depends, in part, upon our ability, and the ability of our future collaborators, to develop, manufacture, market and sell our product candidates, if approved, and use our proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, inter partes reviews, post grant reviews and re-examination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the intellectual property rights of third parties.

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

        Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates, if approved. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Third parties making such claims may have the ability to dedicate substantially greater resources to these legal actions than we or our licensors or collaborators can. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys' fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

        Competitors may infringe or otherwise violate our or our licensors' patents or misappropriate or otherwise violate our or our licensor's other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. Our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

        For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. Therefore, these patents and applications may not be defended in a manner consistent with the best interests of our business. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business. In addition, if the breadth or strength of protection provided by our or our licensors' patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

        Additionally, the requirements for patentability may differ in certain countries, particularly developing countries. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval of a drug and its patent status. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors' patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for, and launch generic versions of our products. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our and our licensors' efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

        Although we are not currently experiencing any claims challenging the inventorship or ownership of our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor, or that an employee, consultant, or other third party performed work for us that conflicts with that person's obligations to a third party, such as an employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. For example, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, or we may have disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. This risk similarly applies to any intellectual property that we in-license. If a licensor is subject to a claim challenging inventorship or ownership, it could adversely impact our exclusivity under or rights to use valuable in-licensed intellectual property.

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

        We are highly dependent on the management, development, clinical, financial and business development experience of our senior management. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain "key person" insurance for any of our executives or employees.

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

        As we expand our operations outside of the United States, we will be required to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate, as well as with the Foreign Corrupt Practices Act ("FCPA") compliance with which is expensive and difficult, particularly in countries in which corruption is a recognized problem. As a result, these laws may preclude us from developing, manufacturing or selling certain product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The

SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA's accounting provisions.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

        As of December 31, 2017, we had 42 employees, all of which were employed directly by our U.S. subsidiary, Biohaven Pharmaceuticals, Inc. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

        Our share price has been, and may continue to be, volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

        Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption of our development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data or disruption of the manufacturing process, we could incur liability and the further development of our product candidates could be delayed. We may also be vulnerable to cyberattacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information or our financial information and adversely affect our business or result in legal proceedings.

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

The trading price of our common shares has been, and may continue to be, volatile and may fluctuate due to factors beyond our control, and purchasers of our common shares could incur substantial losses.

        Our share price has been and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common shares at or above the price paid for the shares. The market price for our common shares may be influenced by many factors, including:

  •
  positive or negative results, including preliminary or topline results, of preclinical studies and clinical trials reported by us, strategic partners or competitors;

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

        Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management's attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common shares.

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

We will continue to incur increased costs as a result of operating as a public company, and our management and board of directors will be required to devote substantial time to new compliance initiatives and corporate governance practices.

        As a public company listed in the United States, we have and will continue to, incur significant incremental legal, accounting and other expenses. We estimate the additional costs we will incur as a result of being a public company to be approximately $1.5 million to $2.0 million annually. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the New York Stock Exchange, may increase legal and financial compliance costs and make some activities more time consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities.

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

        Our directors and executive officers, and entities affiliated with them, as well as current holders of more than 5% of our outstanding common shares, in the aggregate, beneficially own approximately over 35% of our common shares. These shareholders, acting together, would be able to control or significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. Some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their shares at prices substantially below the current market price of our common shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

  •
  authorize our board of directors to issue preferred shares without shareholder approval, which could be used to institute a shareholder rights plan, or so-called "poison pill," that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

  •
  require the approval of the holders of at least 75% of the votes that all our shareholders would be entitled to cast to amend or repeal certain provisions of our memorandum and articles of association.

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

        As of March 2, 2018, we had 36,520,442 common shares outstanding. All of these shares are freely tradable without restrictions or further registration under the Securities Act except for approximately 13.5 million shares held by our affiliates as defined in Rule 144 under the Securities Act.

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

        Additionally, the holders of approximately 10.0 million common shares are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investors' rights agreement between such holders and us. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

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

We have broad discretion in the use of proceeds from our recent initial public offering and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

        Our management has broad discretion in the application of the net proceeds from our recent initial public offering ("IPO") and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common shares. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment.

        We expect to, and in some cases have begun to, use the net proceeds from our recent IPO to conduct our two Phase 3 clinical trials of rimegepant for the acute treatment of migraine which commenced in July 2017; to fund continued research and development of BHV-3500 for the acute treatment and prevention of migraine; to complete our ongoing extension phase of the Phase 2/3 clinical trial with trigriluzole for the treatment of spinocerebellar ataxia, and initiate studies with trigriluzole in OCD and Alzheimer's disease; to fund continued research and development of BHV-5000 for the treatment of symptoms associated with Rett syndrome, including completion of our planned Phase 1 clinical trial for this indication; to fund other research and development activities, including development of BHV-0223 for the treatment of ALS, as well as completion of our bioequivalence study of BHV-0223; and for working capital and other general corporate purposes, including the satisfaction of any milestone payment obligations under our license agreements. The failure by our management to apply these funds effectively could result in financial losses that could have an adverse effect on our business, cause the price of our common shares to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our IPO in a manner that does not produce income or that loses value.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to "emerging growth companies" will make our common shares less attractive to investors.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). For as long as we continue to be an "emerging growth company," we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an "emerging growth company," we are required to report only two years of financial results and selected financial data compared to three and five years, respectively, for comparable data reported by other public companies. We may take advantage of these exemptions until we are no longer an "emerging growth company." We could be an "emerging growth company" until December 31, 2022, which is the end of the fiscal year following the fifth anniversary of the completion of our recent IPO, although circumstances could cause us to lose that status earlier, including if the aggregate market value of our common shares held by non-affiliates exceeds $700 million as of any June 30 (the end of our second fiscal quarter) before that time, in which case we would no longer be an "emerging growth company" as of the following December 31 (our fiscal year end). We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

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

        Prior to the completion of our IPO, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. In preparation of our financial statements in connection with our IPO, we determined that material weaknesses in our internal control over financial reporting existed during each of fiscal 2014, 2015 and 2016 and remained unremediated as of December 31, 2017. These material weaknesses in our internal control over financial reporting are described below.

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

  •
  We did not design and maintain controls over our supervision and review of the completeness and accuracy of third-party vendors' computations supporting our common share valuations.

        These material weaknesses contributed to several accounting adjustments being made to our financial statements for the years ended December 31, 2014, 2015, 2016 and 2017 related to our accounting for our license agreement obligations, income taxes, variable interest entities, share-based compensation, derivative liabilities, warrants and contingent equity, research and development expense, general and administrative expense, and other income (expense). In addition, these material weaknesses contributed to the restatement of our financial statements for the nine months ended September 30, 2016 related to our accounting for license agreement obligations.

        We identified an additional material weakness as a result of the material weakness in our control environment in that we did not design and maintain controls over the operating effectiveness of information technology ("IT") general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain effective controls over program change management; user access, including segregation of duties; or computer operations.

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

        We have initiated remediation efforts focused on improving our internal control over financial reporting and to specifically address the control deficiencies that led to our material weaknesses. These efforts include the following:

  •
  Initial investment in finance and accounting organization and systems, including:

  •
  Hiring of finance and accounting personnel with experience in accounting operations, financial controls and SEC reporting

  •
  Completing the implementation of a new enterprise resource planning ("ERP") system during the first quarter 2018; and

  •
  Completing the implementation of stock-based compensation software during the first quarter 2018.

  •
  Retaining a technical accounting consulting firm to provide additional depth and breadth in our technical accounting and financial reporting capabilities. We intend to continue this arrangement through the first quarter 2018 until permanent technical accounting resources are identified and hired.

  •
  Initiating design and implementation of our financial control environment, including policies and procedures, controls, reporting and analysis, and segregation of duties.

  •
  Implementation of formal disclosure controls and procedures, including a Disclosure Committee and management sub-certifications

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

The holders of our common shares may have fewer protections as a shareholder of our company, as the rights of shareholders under BVI law differ from those under U.S. law.

        Our corporate affairs are governed by our memorandum and articles of association, the BVI Business Companies Act, 2004 (the "BVI Act") and the common law of the BVI. The rights of shareholders to take legal action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors under BVI law are to a large extent governed by the common law of the BVI and by the BVI Act. The common law of the BVI is derived in part from comparatively limited judicial precedent in the BVI as well as from English common law, which has persuasive, but not binding, authority on a court in the BVI. The rights of our shareholders and the fiduciary responsibilities of our directors under BVI law therefore are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the United States. In particular, the BVI has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law.

        As a result of all of the above, holders of our common shares may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than they would as shareholders of a U.S. company. They may have greater difficulty securing legal advice about the law of the BVI than they would U.S. and state law, and the relatively less developed nature of that country's securities law may leave investors with less certainty about the validity and strength of any claims they believe they may have against us. In addition, other differences between BVI and U.S. law, as well as the terms of our articles of association, may result in shareholders having different potential influence than they would under various U.S. state laws with respect to matters such as officer and director actions, mergers and acquisitions, takeover efforts, and other corporate decision making.

Shareholders in BVI business companies may not be able to initiate shareholder derivative actions, thereby depriving a shareholder of the ability to protect its interests.

        While statutory provisions do exist in BVI law for derivative actions to be brought in certain circumstances, shareholders in BVI business companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI business company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The BVI courts are also unlikely to: (i) recognize or enforce against us judgments of courts in the United States based on certain civil liability provisions of U.S. securities law; or (ii) to impose liabilities against us, in original actions brought in the BVI, based on certain civil liability provisions of U.S. securities laws that are penal in nature or that relate to taxes or similar fiscal or revenue obligations or would be viewed as contrary to BVI public policy or the proceedings pursuant to which judgment was obtained were contrary to natural justice. There is no statutory recognition in the BVI of judgments obtained in the United States, although any final and conclusive monetary judgment obtained against a BVI business company in a U.S. court, for a definite sum, may be treated by the courts of the BVI as a cause of action in itself so that no retrial of the issues would be necessary provided that in respect of the judgment of the U.S. court:

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

  •
  A shareholder of the company may bring an action against the company for breach of duty owed to him or her as a shareholder. This would typically be relevant in a situation where a shareholder is aggrieved by the company for breach of an entitlement or right under the company's memorandum and articles of association.

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

        In addition to the statutory rights outlined above, there are common law rights for the protection of shareholders that may be invoked, largely dependent on English common law. Under the general rule pursuant to English common law known as the rule in Foss v. Harbottle, a court will generally refuse to interfere with the management of a company at the insistence of a minority of its shareholders who express dissatisfaction with the conduct of the company's affairs by the majority or the board of directors. However, every shareholder is entitled to have the affairs of the company conducted properly according to law and the constituent documents of the company. As such, if those who control the company have persistently disregarded the requirements of company law or the provisions of the company's memorandum and articles of association, then the courts will grant relief. Generally, the areas in which the courts will intervene are the following: (1) an act complained of which is outside the scope of the authorized business or is illegal or not capable of ratification by the majority; (2) acts that constitute fraud on the minority where the wrongdoers control the company; (3) acts that infringe on the personal rights of the shareholders, such as the right to vote; and (4) where the company has not complied with provisions requiring approval of the shareholders, which are more limited than the rights afforded minority shareholders under the laws of many states in the United States.

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

        As a company organized under the laws of the BVI, we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company's income is assessed at a zero percent tax rate. For U.S. federal tax purposes, a corporation is generally considered a "domestic corporation" if it is incorporated or organized in the United States, and a "foreign corporation" if it is incorporated or organized in a non-U.S. jurisdiction. Because we are a BVI incorporated entity, we would be classified as a foreign corporation under these general rules. Section 7874 of the Code ("Section 7874") however, contains rules that can result in a foreign corporation being treated as a domestic corporation for U.S. federal tax purposes. Under Section 7874, a foreign corporation will nevertheless be treated as a domestic corporation for U.S. federal tax purposes if (1) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a domestic corporation (including the indirect acquisition of assets by acquisition of all the outstanding shares of a domestic corporation), (2) the shareholders of the acquired domestic corporation hold at least 80% (by either vote or value) of the shares of the acquiring foreign corporation after the acquisition by reason of holding shares in the acquired domestic corporation (including the receipt of the foreign corporation's shares in exchange for the domestic corporation's shares) (the "ownership test"), and (3) the foreign corporation's "expanded affiliated group" does not have substantial business activities in the foreign corporation's country of organization or incorporation relative to the expanded affiliated group's worldwide activities. For purposes of Section 7874, "expanded affiliated group" means the foreign corporation and all subsidiaries in which the foreign corporation, directly or indirectly, owns more than 50% of the shares by vote and value.

        On December 31, 2016, we entered into an agreement with the stockholders of Biohaven Pharmaceuticals, Inc. ("BPI"), a Delaware corporation, to purchase all of the outstanding capital stock of BPI for an aggregate purchase price of $0.6 million, payable by the issuance of Company promissory notes to each BPI stockholder. Although we and BPI had certain shareholders in common before December 31, 2016, based on the rules for determining share ownership under Section 7874, we believe the stockholders of BPI owned less than 80% of our company. Accordingly, we do not believe that this transaction meets the ownership test under Section 7874 and therefore do not believe that we should be treated as a domestic corporation for U.S. federal tax purposes. However, the tax law in this area could be changed, including changed on a retroactive basis, and the application of Section 7874 to our acquisition of BPI could substantially increase our effective tax rate.

        On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted U.S. federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common shares is also uncertain and could be adverse. We urge our shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common shares.

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

        Under the Code, we will be a passive foreign investment company ("PFIC") for any taxable year in which (1) 75% or more of our gross income consists of passive income or (2) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as if it held its proportionate share of the assets and received directly its proportionate share of the income of such other corporation. If we are a PFIC for any taxable year during which a U.S. holder holds our shares, the U.S. holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements.

        Although we do not believe we were a PFIC for our taxable year ended December 31, 2017 and do not currently expect to be a PFIC for our current taxable year or future taxable years, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies which in some circumstances are unclear and subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which, in our current and future taxable years, we may not be able to fully control, for example, with respect to income attributed to us from entities owned 25% or more by us. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering, including in our recent IPO.

        In certain circumstances, a U.S. holder of shares in a PFIC may alleviate some of the adverse tax consequences described above by making a "qualified electing fund" ("QEF") election to include in income its pro rata share of the corporation's income on a current basis. However, a U.S. holder may make a qualified electing fund election with respect to our common shares only if we agree to furnish such U.S. holder annually with a PFIC annual information statement as specified in the applicable U.S. Treasury Regulations. We currently do not intend to prepare or provide the information that would enable U.S. holders to make a QEF election if we are treated as a PFIC for any taxable year, and prospective investors should assume that a QEF election will not be available.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal offices currently occupy a total of approximately 4,240 square feet of leased office space in New Haven, Connecticut. This space is pursuant to two separate lease agreements, a lease for 2,240 square feet which expires in June 2018 and a lease for 2,000 square feet that expires in October 2018.

        In August 2017, we entered into a new lease agreement to consolidate our headquarters into a free standing building in New Haven, Connecticut compromising of 10,366 square feet of office space. The lease commenced on August 10, 2017 for a term of 85 months with payments commencing in February 2018. The lease includes two optional 5-year renewal terms.

        We believe that our current facilities, including the new leased space, are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

        We are not a party to material legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

        On May 4, 2017, our common shares began trading on the New York Stock Exchange under the symbol "BHVN". Prior to that time, there was no public market for our common shares. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common shares as reported by the New York Stock Exchange:

Year Ended December 31, 2017	High	Low
Second Quarter
(First Trading Day of May 4, 2017 through June 30, 2017)	$28.34	$17.00
Third Quarter
(July 1, 2017 through September 30, 2017)	$39.51	$22.95
Fourth Quarter
(October 1, 2017 through December 31, 2017)	$36.15	$18.95

        The last reported sale price of our common shares on the NYSE on March 2, 2018 was $33.98 per share.

Stock Performance Graph

COMPARISON OF 8 MONTH CUMULATIVE TOTAL RETURN*
Among Biohaven Pharmaceutical Holding Company Ltd., the S&P 500 Index
and the S&P Biotechnology Index

*
$100 invested on 5/4/17 in stock or 4/30/17 in index, including reinvestment of dividends. Fiscal year ending December 31.

Shareholders

        As of March 2, 2018, there were 102 shareholders of record of our common shares. The actual number of holders of our common shares is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

        We have never declared or paid dividends on our share capital. We do not anticipate paying any dividends on our share capital in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors.

Equity Compensation Plans

        The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans," is incorporated herein by reference. Refer to Item 12 of Part III of this Annual Report on Form 10-K for additional information.

Recent Sales of Unregistered Securities

        From January 1, 2017 through May 23, 2017, we granted to our employees, directors and consultants stock options to purchase an aggregate of 1,034,433 common shares at exercise prices ranging from $9.29 to $10.82, and we did not issue any common shares upon option exercises during this period. These option issuances were exempt from registration pursuant to Rule 701 and Rule 506 promulgated under the Securities Act, and Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

        We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Use of Proceeds from Registered Securities

        On May 3, 2017, our registration statement on Form S-1, as amended (File No 333-217214) was declared effective by the SEC in connection with our IPO, pursuant to which we sold 11,385,000 of our common shares at a public offering price of $17.00 per share, including the full exercise by the underwriters of their option to purchase additional shares.

        We received net proceeds of $176.1 million, after deducting underwriting discounts and commissions and offering expenses borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common shares, or (iii) our affiliates. Morgan Stanley, Piper Jaffray & Co. and Barclays Capital acted as joint book-running managers for the offering. William Blair acted as lead manager. Needham & Company acted as co-manager.

        There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC on May 3, 2017. During the period from the closing of our IPO to December 31, 2017, we used the proceeds primarily to fund continued development of our clinical programs, including costs associated with contract research organizations, contract manufacturing organizations, consultants, personnel and other infrastructure costs to support our research and development operations, costs associated with operating as a public company, a milestone payment to BMS and investments in Kleo.

Item 6.    Selected Consolidated Financial Data

        We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2015 was derived from our historical audited consolidated financial statements not included in this Annual Report on Form 10-K.

        You should read the following selected financial data together with our consolidated financial statements and the related notes and the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results that should be expected for any future period.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development(1)	$89,441	$55,529	$7,559
General and administrative(1)	18,141	5,109	2,137

Total operating expenses	107,582	60,638	9,696

Loss from operations	(107,582)	(60,638)	(9,696)

Other income (expense):
Interest expense	(906)	(385)	—
Change in fair value of warrant liability	(3,241)	154	—
Change in fair value of derivative liability	512	(65)	(370)
Change in fair value of contingent equity liability	(13,082)	(2,263)	—
Loss from equity method investment	(1,885)	(247)	—

Total other income (expense), net	(18,602)	(2,806)	(370)

Loss before provision for income taxes	(126,184)	(63,444)	(10,066)
Provision for income taxes	1,006	90	—

Net loss and comprehensive loss	(127,190)	(63,534)	(10,066)
Net loss attributable to non-controlling interests	—	143	(4)
Accretion of beneficial conversion feature	(12,006)	—	—

Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(139,196)	$(63,677)	$(10,062)

Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(5.00)	$(5.05)	$(0.91)

Weighted average common shares outstanding—basic and diluted	27,845,576	12,608,366	11,009,277

(1)
Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$6,933	$2,382	$1,527
General and administrative	6,306	2,221	1,310

	$13,239	$4,603	$2,837

	As of December 31,
	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$131,468	$23,565	$1,460
Working capital(1)	127,236	16,093	1,558
Total assets	146,888	27,017	1,892
Notes payable, net of discount	—	4,216	—
Notes payable to related parties	—	595	—
Warrant liability	4,021	780	—
Contingent equity liability	—	18,938	—
Convertible preferred shares	—	43,270	—
Total shareholders' equity (deficit)	131,971	(45,033)	1,087

(1)
We define working capital as current assets less current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" and under "Cautionary Note Regarding Forward-Looking Statements" in this Annual Report.

Overview

        We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. Our product candidates are small molecules based on two distinct mechanistic platforms—calcitonin gene-related peptide ("CGRP") receptor antagonists and glutamate modulators—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large markets and orphan indications.

        Our programs include the following:

Product	Platform	Indication	Development Stage
Rimegepant	CGRP	Acute treatment of migraine	Phase 3
BHV-3500	CGRP	Acute treatment and prevention of migraine	Pre-clinical
Trigriluzole	Glutamate	Ataxias	Phase 2/3 in SCA complete; Extension trial ongoing
Trigriluzole	Glutamate	Obsessive Compulsive Disorder ("OCD")	Phase 2/3
Trigriluzole	Glutamate	Alzheimer's disease	Phase 2 to commence in first half 2018
BHV-0223	Glutamate	Amyotrophic Lateral Sclerosis ("ALS")	Phase 2
BHV-5000	Glutamate	Rett syndrome and other neuropsychiatric disorders	Phase 1 commenced in December 2017

  CGRP Platform

        In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and another product candidate, BHV-3500, which we are developing for the acute treatment and prevention of migraine, through a license agreement with Bristol-Myers Squibb Company ("BMS").

  Rimegepant

        The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute treatment of migraine. In July 2017, we initiated two Phase 3 clinical trials of rimegepant, and we completed enrollment in these trials in November 2017. Topline results from these trials are expected in the first quarter 2018. In August 2017, we commenced a long term safety study of rimegepant in patients with migraine, and we expect sufficient clinical data needed for filing an NDA will be available by the end of 2018. Additionally, this program will also be supported by results of thirteen completed (enrollment and treatment completed) Phase 1 studies, two ongoing Phase 1 studies, as well as an additional Phase 1 study planned to commence in 2018.

        A third Phase 3 clinical trial with a bioequivalent ODT of rimegepant was commenced in February 2018, and we expect this trial to be completed in the fourth quarter of 2018. Additionally, in November 2017, we received agreement from the U.S. Food and Drug Administration ("FDA") of an initial pediatric study plan. In February 2018, we submitted a request for scientific advice for rimegepant was submitted to the Committee for Medicinal Products for Human Use, or CHMP, a committee of the European Medicines Agency, or EMA, and we anticipate receiving feedback in the first half of 2018.

  BHV-3500

        We intend to submit an investigational new drug application ("IND") for BHV-3500, our third generation CGRP receptor antagonist, in the first half of 2018 and expect to conduct a Phase 1 clinical trial in the second half of 2018 to permit us to commence later stage clinical trials.

  Glutamate Platform

        We are developing three product candidates that modulate the body's glutamate system. Two of these product candidates, trigriluzole and BHV-0223, act as glutamate transporter modulators, while our product candidate BHV-5000 is an antagonist of the glutamate N-methyl-D-aspartate ("NMDA") receptor.

  Trigriluzole for ataxias

        We are developing trigriluzole for the treatment of ataxias, with an initial focus on spinocerebellar ataxia ("SCA"). We have received both orphan drug designation and fast track designation from the U.S. Food and Drug Administration for trigriluzole for the treatment of SCA. In October 2017, we reported topline data from the 8-week randomization period from the Phase 2/3 clinical trial in SCA. At the eight week time point, trigriluzole did not statistically differentiate from placebo. In the trial, we observed a favorable safety and tolerability profile. The 48-week extension phase of the SCA trial is ongoing and we are continuing to assess the data from the trial. Based on post-hoc subgroup analyses we are in discussions with the FDA regarding the potential for further development of trigriluzole in ataxias, and the FDA has expressed willingness to accept a modification of our study's primary endpoint, the Scale for Assessment and Rating of Ataxia, also called SARA, as an acceptable registrational endpoint.

  Trigriluzole for Other Indications

        A Phase 2 double-blind, randomized controlled trial on the use of trigriluzole in Obsessive Compulsive Disorder ("OCD") commenced in December 2017. In addition, a Phase 2 double-blind, randomized controlled trial of trigriluzole in the treatment of mild-to-moderate Alzheimer's disease is being advanced in collaboration with the Alzheimer's Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. This study is expected to commence in the first half of 2018.

  BHV-0223

        We are developing BHV-0223 for the treatment of amyotrophic lateral sclerosis ("ALS"). In December 2016, we received orphan drug designation from the FDA for BHV-0223 to treat ALS. In January 2018, we announced results of a bioequivalence study with BHV-0223 and marketed riluzole.

These results demonstrated bioequivalence, thus providing pivotal data that we believe will enable submission of a new drug application ("NDA") to the FDA and pursue the regulatory approval of BHV-0223 for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act. In addition, Biohaven opened an IND in the US in late 2017, with the first study assessing tolerability in dysphagic patients with ALS. This study is expected to complete dosing in the first quarter 2018. A pre-NDA meeting with the FDA is planned in the first quarter 2018, and we plan on filing a NDA in the second half of 2018. We are also starting an additional tolerability study with two-month dosing in ALS patients in the first quarter of 2018.

  BHV-5000

        We are also developing BHV-5000, an orally available, first-in-class, low-trapping NMDA receptor antagonist, for the treatment of neuropsychiatric diseases. One key target indication is the treatment of symptoms associated with Rett syndrome, including breathing irregularities. Rett syndrome is a rare and severe genetic neurodevelopmental disorder for which no approved treatments are currently available. We acquired worldwide rights to BHV-5000 under an exclusive license agreement with AstraZeneca AB ("AstraZeneca"), in October 2016. We selected a lead formulation at the end of 2017 and commenced a Phase 1 clinical trial of BHV-5000 in December 2017 to evaluate its pharmacokinetic properties and support future later stage trials.

  Financings and Other Recent Developments

        Since our inception in September 2013, we have devoted substantially all of our resources to acquiring and developing product candidates, organizing and staffing our company, business planning, raising capital, prosecuting intellectual property rights, planning for commercialization, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. Prior to our initial public offering ("IPO") in May 2017, we funded our operations primarily with proceeds from the sale of preferred shares and common shares through private placements and borrowings under a credit agreement with a bank. Prior to the completion of our IPO in May 2017, we had received net cash proceeds of $96.4 million from sales of our preferred shares and common shares through private placements and gross proceeds of $5.0 million from borrowings under the credit agreement.

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

        Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates and programs. Our net loss was $127.2 million, $63.5 million and $10.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $202.6 million. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates. We also incur incremental costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

        Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

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

        As of December 31, 2017, we had cash of $131.5 million. Without additional external funding, we expect that our existing cash will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements through December 31, 2018. The assumption for remaining cash usage assumes that planned programs and expenditures continue and that we do not reduce, stop or curtail programs or other spending. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern within one year after the issuance date of our financial statements for the year ended December 31, 2017.

        Similarly, in its report on our financial statements for the year ended December 31, 2017, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations since inception and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

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

Operating Expenses

Research and Development Expenses

        Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:

  •
  expenses incurred under agreements with contract research organizations ("CROs") or contract manufacturing organizations ("CMOs"), as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

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

        We recognize external development costs based on an evaluation of the progress to completion of specific tasks using estimates of our clinical personnel or information provided to us by our service providers.

        Our external direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs, and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license agreements. We do not allocate employee costs or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to oversee the research and development as well as for managing our preclinical development, process development, manufacturing and clinical development activities. Many employees work across multiple programs and we do not track personnel costs by program.

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we increase personnel costs conduct clinical trials and prepare regulatory filings for our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates.

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

  •
  establishment of an appropriate safety profile with IND-enabling studies;

  •
  successful patient enrollment in, and the initiation and completion of, clinical trials;

  •
  the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

  •
  establishment of commercial manufacturing capabilities or making arrangements with third-party manufacturers;

  •
  development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

  •
  acquisition, maintenance, defense and enforcement of patent claims and other intellectual property rights;

  •
  significant and changing government regulation;

  •
  initiation of commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and

  •
  maintenance of a continued acceptable safety profile of the product candidates following approval.

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

Other Income (Expense)

Interest Expense

        Interest expense primarily consists of interest on outstanding borrowings under our credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") entered into in August 2016 at the applicable interest rate as well as amortization of the debt discount relating to that loan. The credit agreement was fully satisfied with a principal repayment to Wells Fargo of $5.0 million on August 31, 2017.

Change in Fair Value of Warrant Liability

        In connection with entering into our credit agreement with Wells Fargo, we issued warrants to purchase our common shares to two of our directors in connection with a guarantee of our obligations under the agreement. We classify the warrants as a liability on our consolidated balance sheet that we remeasure to fair value at each reporting date, and we recognize changes in the fair value of the warrant liability as a component of other income (expense), net in our consolidated statement of operations and comprehensive loss. We will continue to recognize changes in the fair value of the warrant liability until the warrants are exercised, expire or qualify for equity classification, the latter of which will occur in January 2018.

Change in Fair Value of Derivative Liability

        Our license agreement with Yale University ("Yale") provided for a change-of-control payment to Yale upon the occurrence of a change-of-control event, including an initial public offering. We classified the change-of-control payment obligation as a liability on our consolidated balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the derivative liability as a component of other income (expense), net in our consolidated statement of operations and comprehensive loss. The derivative liability upon expiration of the lock-up period was determined to be $0 based on the value of the Company's shares on this date.

Change in Fair Value of Contingent Equity Liability

        Our license agreements with BMS and AstraZeneca require us to issue common shares upon the occurrence of specified financing or change-of-control events or development milestones. We classify these contingent obligations to issue shares as liabilities on our consolidated balance sheet that we remeasure to fair value at each reporting date, and we recognize changes in the fair values of the contingent equity liabilities as a component of other income (expense), net in our consolidated statement of operations and comprehensive loss. We continued to recognize changes in the fair values of the contingent equity liabilities until the occurrence of a respective triggering event. Upon the closing of the IPO in May 2017, the conditions for issuing shares to BMS and AstraZeneca under the terms of the respective license agreements were satisfied, and accordingly, we issued 1,345,374 and 538,149 common shares, respectively, to BMS and AstraZeneca valued at $22.9 million and $9.1 million, respectively. The contingent equity liabilities were adjusted to fair value immediately prior to the completion of the IPO, and upon issuance of the common shares, the contingent equity liabilities were reclassified to equity.

Loss from Equity Method Investment

        From August 2016 through December 2017, we purchased shares in Kleo Pharmaceuticals, Inc., a privately-held Delaware corporation ("Kleo"). As of December 31, 2017 and 2016, we owned approximately 43.3% and 18.6%, respectively, of the outstanding shares of Kleo's common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo's net income or loss each reporting period is included in other income (expense), net in our consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our consolidated balance sheet.

Accretion of Beneficial Conversion Feature

        In connection with the second tranche closing of Series A preferred shares in February 2017, we determined that the conversion option associated with the shares sold met the definition of a beneficial conversion feature ("BCF") as the fair value of the underlying common shares exceeded the adjusted conversion price. The BCF was recognized at its fair value of $12.0 million as a reduction to the carrying value of the Series A preferred shares and a corresponding adjustment to additional paid-in capital. In May 2017, upon the completion our IPO, all of the outstanding Series A preferred shares were automatically converted into an aggregate of 9,358,560 common shares. Upon conversion of the Series A preferred shares, the remaining unamortized BCF was reclassified to additional paid-in capital as a deemed dividend.

Provision for Income Taxes

        As a company incorporated in the British Virgin Islands ("BVI"), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company's income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from its losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. Our BVI company has historically outsourced all of the research and clinical development for its programs under a master services agreement with BPI. As a result of providing services under this agreement, BPI was profitable during the years ended December 31, 2017 and 2016, and BPI is subject to taxation in the United States.

        Our tax provision includes the effects of consolidating the results of operations of BPI, either as a variable interest entity for periods through the acquisition of BPI, or as of December 31, 2017 and 2016, as our wholly owned subsidiary. Due to BPI's history of cumulative losses through September 30, 2016, we had recorded no tax benefits for the losses incurred by BPI through that date and had recorded a full valuation allowance against BPI's deferred tax assets, which consisted primarily of its U.S. net operating loss carryforwards for all periods through September 30, 2016.

        During the three months ended December 31, 2016, we fully utilized BPI's remaining U.S. net operating loss carryforwards due to BPI's profitability, and we recorded a full release of the valuation allowance of $9 due to management's reassessment of the amount of deferred tax assets that it believes are more likely than not to be realized. As a result, we recorded an income tax provision for the first time during the three months ended December 31, 2016.

        As of December 31, 2017, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to excess research and development credits. We recorded an income tax provision during the year ended December 31, 2017 of $ 1.0 million which primarily represents U.S. Federal alternative minimum tax and state taxes related to BPI's profitable operations in the United States.

Net Income (Loss) Attributable to Non-Controlling Interests

        From our inception through December 30, 2016, we consolidated the results of BPI as a variable interest entity. Although we did not have an ownership interest in BPI through that date, we determined that BPI was a variable interest entity, of which we were the primary beneficiary.

        Net income (loss) attributable to non-controlling interests in our consolidated statement of operations and comprehensive loss through December 30, 2016 consisted of the portion of the net income or loss of BPI that was not allocated to us. On December 31, 2016, we acquired 100% of the issued and outstanding shares of BPI. As a result, for the year ended December 31, 2017 and for periods thereafter, we no longer report any non-controlling interests related to BPI.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

        The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$89,441	$55,529	$33,912
General and administrative	18,141	5,109	13,032

Total operating expenses	107,582	60,638	46,944

Loss from operations	(107,582)	(60,638)	(46,944)

Other income (expense):
Interest expense	(906)	(385)	(521)
Change in fair value of warrant liability	(3,241)	154	(3,395)
Change in fair value of derivative liability	512	(65)	577
Change in fair value of contingent equity liability	(13,082)	(2,263)	(10,819)
Loss from equity method investment	(1,885)	(247)	(1,638)

Total other income (expense), net	(18,602)	(2,806)	(15,796)

Loss before provision for income taxes	(126,184)	(63,444)	(62,740)
Provision for income taxes	1,006	90	916

Net loss and comprehensive loss	(127,190)	(63,534)	(63,656)
Net loss attributable to non-controlling interests	—	143	(143)
Accretion of beneficial conversion feature	(12,006)	—	(12,006)

Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(139,196)	$(63,677)	$(75,519)

Research and Development Expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$3,950	$380	$3,570
Trigriluzole	13,139	11,761	1,378
Rimegepant	48,122	25,139	22,983
BHV-3500	5,728	—	5,728
BHV-5000	1,918	13,550	(11,632)
Unallocated research and development costs:
Personnel related (including share-based compensation)	14,304	4,137	10,167
Other	2,280	562	1,718

Total research and development expenses	$89,441	$55,529	$33,912

        Research and development expenses were $89.4 million for the year ended December 31, 2017, compared to $55.5 million for the year ended December 31, 2016. The increase of $33.9 million was primarily due to increases of $11.9 million in personnel and unallocated external costs, $23.0 million in direct costs for our rimegepant program, $5.7 million in direct costs for our BHV-3500 program, $3.6 million in direct costs for our BHV-0223 program, partially offset by a decrease of $11.6 million in direct costs for our BHV-5000 program.

        The increase in direct costs for rimegepant was primarily due to costs of Phase 3 trials, long-term safety study and related drug supply, as well as a $5.0 million payment to BMS upon initiation of our Phase 3 trial. The increase in costs for BHV-3500 were primarily related to formulation development and toxicology for this program. The increases in direct costs for our BHV-0223 program was primarily a result of our bioequivalence study for this program.

        The decrease in direct costs for our BHV-5000 program during 2017 primarily related to the costs associated with acquiring technology under our licensing agreement with AstraZeneca in October 2016 which did not recur in 2017. Upon acquiring the technology, we accrued a liability of $8.6 million for our contingent obligation to issue equity to AstraZeneca and paid an upfront license fee of $5.0 million under the agreement, for total expense of $13.6 million during the year ended December 31, 2016. During the year ended December 31, 2017, we incurred direct costs of $1.9 million primarily associated with pre-clinical studies which commenced in the second quarter of 2017 and start-up activities related to our Phase 1 clinical trial which commenced in the fourth quarter of 2017.

        The increase in personnel costs of $10.2 million in personnel-related costs was primarily as a result of hiring additional personnel to support our expanding number of clinical trials and preparing for potential commercialization of BHV-0223. Our headcount in research and development increased to 29 as of December 31, 2017, compared to 6 as of December 31, 2016. Personnel-related costs for the years ended December 31, 2017 and 2016 included share-based compensation expense of $6.9 million and $2.4 million, respectively. The increase in share-based compensation was a result of hiring new personnel and the impact of higher stock price on both our employee and non-employee share-based compensation expense.

        The increase in other unallocated costs was primarily due to increased use of research and development consultants that support activities across multiple drug candidate programs as well as the increased purchase of supplies used across all programs.

General and Administrative Expenses

        General and administrative expenses were $18.1 million for the year ended December 31, 2017, compared to $5.1 million for the year ended December 31, 2016. The increase of $13.0 million was primarily due to increases of $5.9 million in personnel-related costs, including share-based compensation, due to the hiring of additional personnel in our general and administrative functions, $5.8 million in professional fees supporting ongoing business operations, including increased compliance and other costs associated with becoming a public company. Personnel-related costs for the years ended December 31, 2017 and 2016 included share-based compensation expense of $6.3 million and $2.2 million, respectively. The increase in share-based compensation was a result of hiring new personnel and the impact of higher stock price on both our employee and non-employee share-based compensation expense.

Other Income (Expense), Net

        Other income (expense), net was a net expense of $18.6 million for the year ended December 31, 2017, compared to net expense of $2.8 million for the year ended December 31, 2016. The increase of $15.8 million in net expense was primarily due to an increase of $10.8 million in the fair value of the contingent equity liabilities associated with our license agreements with BMS and AstraZeneca, an increase of $3.4 million in fair value of the warrant liabilities associated with the warrants issued in connection with our Wells Fargo credit agreement and an increase of $1.6 million of loss from equity method investment which also reflects the increased ownership percentage during 2017.

Provision for Income Taxes

        We recorded a provision for income taxes of $1.0 million for the year ended December 31, 2017, compared to $0.1 million for the year ended December 31, 2016. We recorded a tax provision for the year ended December 31, 2017 for the U.S. Federal alternative minimum tax and state income taxes related to BPI's profitable operations in the United States.

Comparison of the Years Ended December 31, 2016 and 2015

        The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Operating expenses:
Research and development	$55,529	$7,559	$47,970
General and administrative	5,109	2,137	2,972

Total operating expenses	60,638	9,696	50,942

Loss from operations	(60,638)	(9,696)	(50,942)

Other income (expense):
Interest expense	(385)	—	(385)
Change in fair value of warrant liability	154	—	154
Change in fair value of derivative liability	(65)	(370)	305
Change in fair value of contingent equity liability	(2,263)	—	(2,263)
Loss from equity method investment	(247)	—	(247)

Total other income (expense), net	(2,806)	(370)	(2,436)

Loss before provision for income taxes	(63,444)	(10,066)	(53,378)
Provision for income taxes	90	—	90

Net loss and comprehensive loss	(63,534)	(10,066)	(53,468)
Net loss attributable to non-controlling interests	143	(4)	147

Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(63,677)	$(10,062)	$(53,615)

Research and Development Expenses

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$380	$1,627	$(1,247)
Trigriluzole	11,761	3,497	8,264
Rimegepant	25,139	—	25,139
BHV-3500	—	—	—
BHV-5000	13,550	—	13,550
Unallocated research and development costs:
Personnel related (including share-based compensation)	4,137	1,915	2,222
Other	562	520	42

Total research and development expenses	$55,529	$7,559	$47,970

        Research and development expenses were $55.5 million for the year ended December 31, 2016, compared to $7.6 million for the year ended December 31, 2015. The increase of $48.0 million was primarily due to increases of $25.1 million in direct costs for our rimegepant program, $13.6 million in direct costs for our BHV-5000 program, $8.3 million in spending related to our trigriluzole program and $2.3 million in research and discovery and unallocated costs, all partially offset by a decrease of $1.2 million in direct costs for our BHV-0223 program.

        The increase in direct costs for our rimegepant program was primarily due to an accrual of a liability of $13.1 million for our contingent obligation to issue equity to BMS under our license agreement with BMS and the payment of $9.0 million in license fees under that agreement. The increase in direct costs for our BHV-5000 program was due to an accrual of a liability of $8.6 million for our contingent obligation to issue equity to AstraZeneca under our license agreement and the payment of $5.0 million in license fees under that agreement. The increase in direct costs for our trigriluzole program primarily related to an animal toxicity study that commenced in December 2015.

        The decrease in direct costs for our BHV-0223 program was due to formulation work and Phase 1 clinical trial work that was completed during the year ended December 31, 2015. Our Phase 2 clinical trial of BHV-0223 had not begun as of December 31, 2016.

        The increase in unallocated costs was primarily due to an increase of $2.2 million in personnel-related costs, including share-based compensation, as a result of hiring additional personnel in our research and development department. Personnel-related costs for the year ended December 31, 2016 and 2015 included share-based compensation expense of $2.4 million and $1.5 million, respectively.

General and Administrative Expenses

        General and administrative expenses were $5.1 million for the year ended December 31, 2016, compared to $2.1 million for the year ended December 31, 2015. The increase of $3.0 million was primarily due to increases of $1.9 million in personnel-related costs, including share-based compensation, $1.0 million in professional fees and $0.1 million in facility-related costs. Personnel-related costs for the year ended December 31, 2015 and 2016 included share-based compensation expense of $2.2 million and $1.3 million, respectively. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions. Professional fees increased due to costs associated with the preparation, audit and review of our financial statements as well as ongoing business operations.

Other Income (Expense), Net

        Other income (expense), net was a net expense of $2.8 million for the year ended December 31, 2016, compared to $0.4 million for the year ended December 31, 2015. The increase of $2.4 million in net expense was primarily due to an increase of $2.3 million in the fair value of the contingent equity liability associated with our license agreements with BMS and AstraZeneca and an increase in interest expense of $0.4 million due to interest on borrowings under our credit agreement with Wells Fargo that we entered into in August 2016. These increases in other expense were partially offset by a decrease of $0.3 million in the change in the fair value of the derivative liability associated with our license agreement with Yale.

Provision for Income Taxes

        We recorded a provision for income taxes of $0.1 million for the year ended December 31, 2016, compared to no provision for income taxes for the year ended December 31, 2015. We recorded a tax provision in 2016 for the U.S. federal and state income taxes of BPI's profitable operations in the United States and due to the fact that, in the three months ended December 31, 2016, we fully utilized BPI's remaining U.S. net operating loss carryforwards.

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

        As of December 31, 2017, we had cash of $131.5 million. Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation.

Cash Flows

        The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(94,815)	$(29,504)	$(5,625)
Net cash used in investing activities	(7,041)	(3,153)	(3)
Net cash provided by financing activities	209,759	54,762	5,316

Net increase (decrease) in cash	$107,903	$22,105	$(312)

Operating Activities

        During the year ended December 31, 2017, operating activities used $94.8 million of cash, resulting from our net loss of $128.0 million, including a $5.0 million payment to BMS upon commencement of our Phase 3 trial, partially offset by non-cash charges of $31.8 million and net cash provided by changes in our operating assets and liabilities of $1.4 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted primarily of a $1.4 million increase in accrued expenses and a $4.0 million increase in accounts payable partially offset by an increase of $4.0 million in prepaid expense and other current assets. The increases in accrued expenses, accounts payable and prepaid expenses and other current assets were primarily due to increases in clinical trial activities, as well as professional fees associated with the preparation, audit and review of our financial statements.

        During the year ended December 31, 2016 operating activities used $29.5 million of cash, resulting from our net loss of $63.5 million, partially offset by non-cash charges of $31.2 million and net cash provided by changes in our operating assets and liabilities of $2.8 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2016 consisted primarily of a $2.1 million increase in accrued expenses and a $0.7 million increase in accounts payable. The increase in accrued expenses and accounts payable was due to our increased level of operating activities and the timing of vendor invoicing and payments.

        During the year ended December 31, 2015, operating activities used $5.6 million of cash, resulting from our net loss of $10.1 million and net cash used in changes in our operating assets and liabilities of $0.3 million, partially offset by non-cash charges of $4.7 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2015 consisted primarily of a $0.4 million increase in prepaid expenses and other current assets as a result of prepayments under our ongoing research, development and clinical trial work performed by CROs, partially offset by a $0.1 million increase in accrued expenses. The increase in accrued expenses was due to our increased level of operating activities and the timing of vendor invoicing and payments.

Investing Activities

        During the year ended December 31, 2017, we used $7.0 million of cash in investing activities, primarily consisting of $6.6 million of our purchases of 6,674,543 shares of Kleo common stock, comprising ownership of 43.3% ownership of Kleo, and $0.5 million of our purchases of property and equipment.

        Upon completion of the final tranche investment obligation of $1.4 million to Kleo in January 2018, we now own a total of 11,049,543 shares of Kleo comprising a 46.6% ownership in Kleo.

        During the year ended December 31, 2016, we used $3.2 million of cash in investing activities, primarily consisting of our initial purchase of 3,000,000 shares of Kleo common stock.

Financing Activities

        During the year ended December 31, 2017, net cash provided by financing activities was $209.8 million, primarily consisting of net proceeds of $176.1 million from our issuance of common shares in our IPO and $38.6 million from our issuance of Series A preferred shares, partially offset by our repayment of notes payable of $5.0 million in connection with the Wells Fargo credit agreement.

        During the year ended December 31, 2016, net cash provided by financing activities was $54.8 million, primarily consisting of $38.6 million in net proceeds from our issuance of Series A preferred shares, $11.3 million in net proceeds from our issuance of common shares and $5.0 million in proceeds from our Wells Fargo credit agreement.

        During the year ended December 31, 2015, net cash provided by financing activities was $5.3 million, consisting of net proceeds of $4.8 million from our issuance of common shares and net proceeds of $0.5 million from the collection of a payment from Portage Biotech, Inc. in connection with its initial equity investment in our company.

Credit Agreement

        On August 30, 2016, we entered into a one-year credit agreement with Wells Fargo providing for a term loan in the principal amount of $5.0 million (the "Credit Agreement") and we borrowed the full $5.0 million available. Our obligations under the Credit Agreement were guaranteed by a member of our board of directors, who is also a shareholder. A second member of our board of directors and shareholder entered into a separate agreement with the guaranteeing director to share the guarantee responsibilities under the Credit Agreement. In connection with their respective guaranties of the loan, Biohaven issued to each of these two directors an immediately exercisable five year warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. The Credit Agreement was fully satisfied with a principal and interest repayment to Wells Fargo as of August 31, 2017.

Notes Payable to Related Parties

        On December 31, 2016, we entered into stock purchase agreements with each of the stockholders of BPI, acquiring 100% of the issued and outstanding shares of BPI for aggregate purchase consideration of $0.6 million. We funded the acquisition through the issuance of promissory notes to each of the former stockholders of BPI. The three former beneficial stockholders of BPI are shareholders of our company and currently serve as our chief executive officer, our chief medical officer and the chairman of our board of directors, respectively. Upon consummation of our IPO, the promissory notes became due, and we fully satisfied the obligations to the related parties with a principal and interest payment aggregating $0.6 million.

Funding Requirements

        We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our costs will also increase as we:

  •
  complete our two Phase 3 clinical trials of rimegepant, Phase 1 supporting trials and our long-term safety study;

  •
  complete the ongoing extension phase of the Phase 2/3 clinical trial of trigriluzole in SCA, conduct our trigriluzole OCD trial, patient tolerability studies and NDA preparation for BHV-0223;

  •
  complete our planned Phase 1 clinical trial of BHV-5000 and support activities for later-phase studies and clinical trials;

  •
  progress formulation, toxicology, and clinical development in preparation of our NDA filing and planned clinical trials of BHV-3500;

  •
  submit INDs and initiate randomized controlled trials of trigriluzole in Alzheimer's disease;

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

  •
  maintain, expand and protect our intellectual property and portfolio pipeline; and

  •
  pay milestones or royalties under existing contractual arrangements and/or acquire or in-license other product candidates and technologies.

        Without additional external funding, we expect that our existing cash will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements through December 31, 2018. The assumption for cash usage through this date assumes that planned programs and expenditures continue and that we do not reduce, stop or curtail programs or other spending. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern within one year after the issuance date of our financial statements for the year ended December 31, 2017.

        We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize rimegepant, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for rimegepant, trigriluzole, BHV-0223, or our other product candidates, we expect to incur commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

  •
  the costs associated with payment of milestones and royalties under existing contractual arrangements and/or in-licensing additional products candidates to augment our current pipeline; and

  •
  the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

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

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations as of December 31, 2017 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Research commitments(1)	$8,149	$8,092	$57	$—	$—
Lease commitments(2)	1,496	220	606	429	241
Share purchase obligation(3)	1,375	1,375	—	—	—

Total	$11,020	$9,687	$663	$429	$241

(1)
Amounts in the table reflect commitments for costs associated with external CROs and CMOs engaged to conduct clinical development activities and clinical trials as well as to manufacture clinical trial materials.

(2)
Amounts in the tables reflects our future minimum lease payments under our operating and failed sales-leaseback leases for our office space and related property in New Haven, Connecticut that expire between October 31, 2018 and September 30, 2025.

(3)
Amount in the table reflects our commitment to purchase an aggregate of 1,375,000 shares of common stock of Kleo in satisfaction of the fourth and final installment under the securities purchase agreement. In January 2018, we purchased the 1,375,000 shares of Kleo common stock for consideration of $1.4 million pursuant to our commitment.

        Clinical development commitments in the preceding table include agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table are limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

        Under various agreements with third-party licensors and collaborators, we have agreed to make milestone payments and pay royalties and annual maintenance fees to third parties and to meet due diligence requirements based upon specified milestones. We have not included any contingent payment obligations, such as milestones, royalties, or due diligence, in the table above as the amount, timing and likelihood of such payments are not known. We have not included any of the annual maintenance fee payments in the above table, as although the amount and timing are known, we cannot currently determine the final termination dates of the agreements and, as a result, we cannot determine the total amounts of such payments we will be required to make under the agreements. We do not anticipate making material payments related to these arrangements in the next 12 months.

        Under our license agreement with BMS, we are obligated to make additional development milestone payments of up to $122.5 million for rimegepant or a derivative thereof and up to $74.5 million for other covered product candidates, as well as up to $150.0 million in commercial milestone payments for each licensed product and tiered royalties based on net sales of licensed products under the agreement at percentages in the low to mid-teens.

        Under our license agreement with AstraZeneca, we are obligated to make development milestone payments of up to $30.0 million with respect to Rett syndrome and up to $60.0 million for any other indication, as well as commercial milestone payments of up to $120.0 million for all products licensed under the agreement and tiered royalties based on net sales of licensed products under the agreement at mid-single-digit to low double-digit percentages.

        Under our license agreement with Yale, we are obligated to make regulatory milestone payments of up to $2.0 million, as well as royalties based on net sales of products from the licensed patents at a low single-digit percentage, subject to a minimum amount of up to $1.0 million per year.

        Under our license agreement with Catalent U.K. Swindon Zydis Limited, a subsidiary of Catalent, Inc. ("Catalent") related to BHV-0223, we are obligated to pay up to $1.6 million upon the achievement of specified regulatory and commercial milestones, as well as royalties based on net sales of products licensed under the agreement at a low single-digit percentage. Under our license agreement with Catalent related to rimegepant, we are obligated to pay up to $1.6 million upon the achievement of specified regulatory and commercial milestones.

        Under our license agreement with MGH, we are obligated to pay an annual license maintenance fee of up to $50,000, to make clinical and regulatory milestone payments of up to $0.8 million and commercial milestone payments of up to $2.5 million, and to pay royalties based on net sales at a low single-digit percentage.

        Under our agreement with ALS Biopharma, LLC ("ALS Biopharma") and Fox Chase Chemical Diversity Center, Inc. ("FCCDC") we are obligated to pay $3.0 million upon the achievement of a specified regulatory milestone with respect to the first licensed product and $1.0 million upon the achievement of a specified regulatory milestone with respect to subsequent products, as well as royalties based on net sales of products licensed under the agreement at a low single-digit percentage.

        Under our license agreement with Rutgers, we are obligated to pay an annual license maintenance fee of up to $25,000 per year, to make clinical and regulatory milestone payments of up to $0.8 million, and to pay royalties based on net sales of products at a low single-digit percentage, subject to a minimum amount of up to $0.1 million per year.

        Under our commercial consulting agreement with R PHARM US, we are obligated to pay quarterly services fees, as well as milestones of up to $2.5 million based on commercial milestones related to BHV-0223.

Critical Accounting Policies and Significant Judgments and Estimates

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis.

        Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Accrued Research and Development Expenses

        As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

  •
  vendors, including central laboratories, in connection with preclinical development activities;

  •
  CROs and investigative sites in connection with preclinical and clinical studies; and

  •
  CMOs in connection with drug substance and drug product formulation of preclinical and clinical trial materials.

        We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Share-Based Compensation

        We measure stock options and other share-based awards granted to employees and directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have only issued stock options with service-based vesting conditions and record the expense for these awards using the straight-line method.

        For share-based awards granted to consultants and non-employees, we recognize compensation expense over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common shares and updated assumption inputs in the Black-Scholes option-pricing model.

        We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common shares and assumptions we make for the volatility of our common shares, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Valuation of Warrant Liability

        In connection with entering into the Credit Agreement, we issued warrants to purchase our common shares to the guarantor and co-guarantor of our obligations under the agreement. We classify the warrants as a liability on our consolidated balance sheet because each warrant represents a freestanding financial instrument that is not indexed to our own shares. The warrant liability was initially recorded at fair value upon entering into the Credit Agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. We will continue to recognize changes in the fair value of the warrant liability until the warrants are exercised, expire or qualify for equity classification.

        At December 31, 2017, we utilized the Black-Scholes option pricing model to value the warrant liability. The Black-Scholes option pricing model incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the number of shares for which the warrants will be exercisable, the fair value per share of the underlying common shares issuable upon exercise of the warrants, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares. Changes to these assumptions could have a significant impact on share-based compensation.

Valuation of Derivative Liability

        Our license agreement with Yale provides for a change-of-control payment to Yale upon the occurrence of a change-of-control event, as defined in the agreement, including an IPO. We classify the change-of-control payment obligation as a liability on our consolidated balance sheet because it represents a contingent obligation to pay a variable amount of cash that may be based, in part, on the value of our own shares. The derivative liability was initially recorded at fair value upon entering into the license agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net in our consolidated statement of operations and comprehensive loss.

        While outstanding, the fair value of the derivative liability was determined using a Monte-Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of the expected share prices. The Monte-Carlo simulation incorporated assumptions and estimates to value the derivative liability, including the amount of the payment, the settlement date, the trading price of our common shares, the risk-free interest rate and the expected volatility of the price of the underlying common shares. Changes to these assumptions could have a material impact on the fair value of the derivative liability.

Valuation of Contingent Equity Liability

        Our license agreements with BMS and AstraZeneca require us to issue common shares upon the occurrence of specified financing or change-of-control events or development milestones, as defined in the agreements. In each agreement, the class and number of shares to be issued upon a triggering event were not known upon entering into the license agreements; however, the dollar amount of the shares to be issued upon a triggering event is fixed. We classified these contingent obligations to issue shares as a liability on our consolidated balance sheet because each represented an obligation to issue a variable number of shares for a fixed dollar amount. Each contingent equity liability was initially recorded at fair value upon entering into each respective agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair values of the contingent equity liabilities are recognized as a component of other income (expense), net in our consolidated statement of operations and comprehensive loss. Upon the closing of the IPO in May 2017, the conditions for issuing shares to BMS and AstraZeneca under the terms of the respective license agreements were satisfied, and accordingly, we issued 1,345,374 and 538,149 common shares, respectively, to BMS and AstraZeneca valued at $22.9 million and $9.1 million, respectively. The contingent equity liabilities were adjusted to fair value immediately prior to the completion of the IPO, and upon issuance of the common shares, the contingent equity liabilities were reclassified to equity.

        The fair values of the contingent equity liabilities were determined using the PWERM, which considers as inputs the probability of occurrence of events that would trigger the issuance of shares, the expected timing of such events, the expected value of the contingently issuable equity upon the occurrence of a triggering event and a risk-adjusted discount rate. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Changes to these assumptions could have a material impact on the fair value of the contingent equity liabilities.

JOBS Act

        On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an "emerging growth company." As an "emerging growth company," we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, as an "emerging growth company", we are not required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer's compensation to median employee compensation. These exemptions will apply until the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering in May 2017 or until we no longer meet the other requirements for being an "emerging growth company," whichever occurs first.

Off-Balance Sheet Arrangements

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

        A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

        The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of December 31, 2017 and 2016, we had cash of $131.5 million and $23.6 million, respectively. As of December 31, 2017, we held our cash in non-interest-bearing money market accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates.

        Prior to the completion of our IPO in May 2017, we adopted an investment policy related to the use of the net proceeds from the sale of our common shares in our IPO, pursuant to which we hold such net proceeds in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations.

        In August 2017, we repaid all outstanding amounts under the Credit Agreement and, as a result, we no longer have any exposure to interest rate risk related to indebtedness as of December 31, 2017.

        We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP").

        In connection with the preparation of our financial results for the years ended December 31, 2014 and 2015, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective as a result of material weaknesses in our control over financial reporting. The material weaknesses remained unremediated as of December 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting included the following:

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

  •
  We did not design and maintain controls over our supervision and review of the completeness and accuracy of third-party vendors' computations supporting our common share valuations.

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

Changes in Internal Controls over Financial Reporting

        During the year ended December 31, 2017, we hired additional finance staff with significant experience with financial controls and GAAP reporting.

        Except as described above, there has been no change in our internal control over financial reporting during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        In the first quarter 2018, we completed the implementation of a new Enterprise Resource Planning ("ERP") system and a new share-based compensation system. During this period, we also began implementation of formal disclosure controls and procedures, including a Disclosure Committee and management sub-certifications. We believe that these activities, plus the hiring of experienced finance staff, will further support the remediation of these material weaknesses.

Management's Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission ("SEC") for newly public companies.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

 PART III

        We will file a definitive Proxy Statement for our 2018 Annual Meeting of Shareholders (the "2018 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference to the information that will be contained in our 2018 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the information that will be contained in the 2018 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by this Item is incorporated herein by reference to the information that will be contained in the 2018 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the information that will be contained in the 2018 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the information that will be contained in the 2018 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements:

      The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

    (2)
    Financial Statement Schedules:

      All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

    (3)
    Exhibits.

Exhibit Number	Description of Document
2.1	Securities Purchase Agreement between Kleo Pharmaceuticals, Inc. and the Registrant, dated as of August 29, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on June 14, 2017).
2.2
First Subscription Agreement between Kleo Pharmaceuticals, Inc. and the Registrant, dated as of October 5, 2017 (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on October 12, 2017).
2.3
Second Subscription Agreement between Kleo Pharmaceuticals, Inc. and the Registrant, dated as of October 5, 2017 (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on October 12, 2017).
3.1
Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on May 12, 2017).
4.1
Investors' Rights Agreement, dated as of October 31, 2016, by and among the Registrant and certain of its shareholders (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).
4.2
Term Note, dated August 30, 2016, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).
4.3
Warrant, dated January 26, 2017, issued to John Childs (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).
4.4
Warrant, dated January 26, 2017, issued to Gregory Bailey (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).

Exhibit Number		Description of Document
4.5		Warrants, dated August 15, 2015, issued to ALS Biopharma, LLC (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).
10.1	#
License Agreement, by and between the registrant and Bristol-Myers Squibb Company, dated as of July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).
10.2	#
ALS Biopharma Agreement, by and among the registrant, ALS Biopharma, LLC and Fox Chase Chemical Diversity Center Inc., dated as of August 10, 2015, as amended to date (incorporated by reference to Exhibit 10.2 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).
10.3	#
License Agreement, by and between the registrant and AstraZeneca AB, dated as of October 5, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).
10.4	#
Agreement, by and between the registrant and Yale University, dated as of September 30, 2013, as amended to date (incorporated by reference to Exhibit 10.4 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).
10.5	#
Zydis® Development and License Agreement, by and between the registrant and Catalent U.K. Swindon Zydis Limited, dated as of March 9, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).
10.6	#
Exclusive Patent License Agreement, by and between the registrant and The General Hospital Corporation d/b/a Massachusetts General Hospital, dated as of September 13, 2014 (incorporated by reference to Exhibit 10.6 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).
10.7	#
Exclusive License Agreement, by and between the registrant and Rutgers, the State University of New Jersey, dated as of June 15, 2016 (incorporated by reference to Exhibit 10.7 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).
10.8
Credit Agreement, by and between the registrant and Wells Fargo Bank, National Association, dated as of August 30, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).
10.9	+
2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).

Exhibit Number		Description of Document
10.10	+	Form of Share Option Agreement under 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).
10.11	+
2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-218193) filed with the Securities and Exchange Commission on May 23, 2017).
10.12	+
Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).
10.13	+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).
10.14	+
2017 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (File No. 333-218193) filed with the Securities and Exchange Commission on May 23, 2017).
10.15	+
Form of Indemnification Agreement with non-employee directors (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on May 1, 2017).
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (contained on signature page hereto).
31.1		Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	^	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

#
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

+
Indicates management contract or compensatory plan.

^
These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16.    Form 10-K Summary

        Not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
Dated: March 6, 2018	By:	/s/ VLAD CORIC, M.D. Vlad Coric, M.D. Chief Executive Officer (On behalf of the Registrant and as the Principal Executive Officer)
	By:	/s/ JIM ENGELHART Jim Engelhart Chief Financial Officer (Principal Financial Officer)

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vlad Coric as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Biohaven Pharmaceutical Holding Company Ltd., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VLAD CORIC, M.D. Vlad Coric, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2018
/s/ JAMES ENGELHART James Engelhart	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2018
/s/ DECLAN DOOGAN, M.D. Declan Doogan, M.D.	Director	March 6, 2018
/s/ ERIC AGUIAR, M.D. Eric Aguiar, M.D.	Director	March 6, 2018
/s/ GREGORY H. BAILEY, M.D. Gregory H. Bailey, M.D.	Director	March 6, 2018
/s/ ALBERT CHA, M.D., PH.D. Albert Cha, M.D., Ph.D.	Director	March 6, 2018
/s/ JOHN W. CHILDS John W. Childs	Director	March 6, 2018
/s/ JULIA P. GREGORY Julia P. Gregory	Director	March 6, 2018

Biohaven Pharmaceutical Holding Company Ltd.

Financial Statements

For the Years Ended December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Biohaven Pharmaceutical Holding Company Ltd.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Biohaven Pharmaceutical Holding Company Ltd. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, convertible preferred shares and shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations since inception and will require additional financing to fund future operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 6, 2018

        We have served as the Company's auditor since 2017.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$131,468	$23,565
Prepaid expenses and other current assets	5,197	470

Total current assets	136,665	24,035
Property and equipment, net	2,344	26
Equity method investment (Note 5)	7,847	2,753
Other assets	32	203

Total assets	$146,888	$27,017

Liabilities, Convertible Preferred Shares and Shareholders' Equity (Deficit)
Current liabilities:
Notes payable, net of discount	$—	$4,216
Accounts payable	4,721	746
Accrued expenses	4,708	2,980

Total current liabilities	9,429	7,942
Warrant liability	4,021	780
Derivative liability	—	512
Contingent equity liability, non-current	—	18,938
Notes payable to related parties	—	595
Other long-term liabilities	1,467	13

Total liabilities	14,917	28,780

Commitments and contingencies (Note 16)
Series A convertible preferred shares, no par value, 0 and 11,242,172 shares authorized as of December 31, 2017 and December 31, 2016, respectively; 0 and 4,948,369 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $0 and $45,976 as of December 31, 2017 and December 31, 2016, respectively	—	43,270
Shareholders' equity (deficit):
Common shares, no par value; 200,000,000 and 38,000,000 shares authorized as of December 31, 2017 and December 31, 2016 , respectively; 36,057,748 and 13,088,500 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	311,061	19,944
Additional paid-in capital	23,556	10,479
Accumulated deficit	(202,646)	(75,456)

Total shareholders' equity (deficit)	131,971	(45,033)

Total liabilities, convertible preferred shares and shareholders' equity (deficit)	$146,888	$27,017

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$89,441	$55,529	$7,559
General and administrative	18,141	5,109	2,137

Total operating expenses	107,582	60,638	9,696

Loss from operations	(107,582)	(60,638)	(9,696)

Other income (expense):
Interest expense	(906)	(385)	—
Change in fair value of warrant liability	(3,241)	154	—
Change in fair value of derivative liability	512	(65)	(370)
Change in fair value of contingent equity liability	(13,082)	(2,263)	—
Loss from equity method investment	(1,885)	(247)	—

Total other income (expense), net	(18,602)	(2,806)	(370)

Loss before provision for income taxes	(126,184)	(63,444)	(10,066)
Provision for income taxes	1,006	90	—

Net loss and comprehensive loss	(127,190)	(63,534)	(10,066)
Net (income) loss attributable to non-controlling interests	—	143	(4)
Accretion of beneficial conversion feature on Series A preferred shares	(12,006)	—	—

Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(139,196)	$(63,677)	$(10,062)

Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(5.00)	$(5.05)	$(0.91)

Weighted average common shares outstanding—basic and diluted	27,845,576	12,608,366	11,009,277

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED SHARES AND
SHAREHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share and per share amounts)

								Total Biohaven Pharmaceutical Holding Company Ltd. Shareholders' Equity (Deficit)

	Series A Convertible Preferred Shares
			Common Shares			Note Receivable from Shareholder				Total Shareholders' Equity (Deficit)
					Additional Paid-in Capital		Accumulated Deficit		Non- Controlling Interests
	Shares	Amount	Shares	Amount

Balances as of December 31, 2014	—	$—	10,652,000	$3,587	$190	$(500)	$(1,717)	$1,560	$(53)	$1,507
Issuance of common shares, net of offering costs of $37	—	—	867,000	4,816	—	—	—	4,816	—	4,816
Issuance of common shares in connection with license agreement (Note 13)	—	—	50,000	262	—	—	—	262	—	262
Issuance of common share warrant in connection with license agreement (Note 13)	—	—	—	—	1,231	—	—	1,231	—	1,231
Collection of note receivable from shareholder	—	—	—	—	—	500	—	500	—	500
Share-based compensation expense	—	—	—	—	2,837	—	—	2,837	—	2,837
Net loss	—	—	—	—	—	—	(10,062)	(10,062)	(4)	(10,066)

Balances as of December 31, 2015	—	—	11,569,000	8,665	4,258	—	(11,779)	1,144	(57)	1,087
Issuance of common shares, net of offering costs of $120	—	—	1,519,500	11,279	—	—	—	11,279	—	11,279
Issuance of common share warrant in connection with license agreement (Note 13)	—	—	—	—	2,127	—	—	2,127	—	2,127
Issuance of Series A convertible preferred shares, net of cash offering costs of $1,730	4,305,209	38,270	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred shares as payment of related offering costs	105,010	—	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred shares in settlement of contingent equity liability (Note 13)	538,150	5,000	—	—	—	—	—	—	—	—
Acquisition of BPI (Note 18)			—	—	(509)	—	—	(509)	(86)	(595)
Share-based compensation expense	—	—	—	—	4,603	—	—	4,603	—	4,603
Net loss	—	—	—	—	—	—	(63,677)	(63,677)	143	(63,534)

Balances as of December 31, 2016	4,948,369	43,270	13,088,500	19,944	10,479	—	(75,456)	(45,033)	—	(45,033)
Issuance of Series A convertible preferred shares, net of offering costs of $1,334	4,305,182	38,666	—	—	—		—	—	—	—
Issuance of Series A convertible preferred shares as payment of offering costs	105,009	—	—	—	—		—	—	—	—
Beneficial conversion feature on Series A convertible preferred shares	—	(12,006)	—	—	12,006		—	12,006	—	12,006
Accretion of beneficial conversion feature on Series A convertible preferred shares	—	12,006	—	—	(12,006)		—	(12,006)	—	(12,006)
Issuance of common shares as payment for equity investment (Note 5)	—	—	32,500	352	—		—	352	—	352
Conversion of Seris A convertible preferred shares to common shares	(9,358,560)	(81,936)	9,358,560	81,936	—		—	81,936	—	81,936
Issuance of common shares in settlement of contingent equity liability	—	—	1,883,523	32,020	—		—	32,020	—	32,020
Issuance of common shares upon completion of initial public offering, net of offering costs	—	—	11,385,000	176,128	—		—	176,128	—	176,128
Issuance of common share warrant as consideration for services	—	—	—	—	93		—	93	—	93
Exercise of stock options	—	—	309,665	681	(255)		—	426	—	426
Share-based compensation expense	—	—	—	—	13,239		—	13,239	—	13,239
Net loss	—	—	—	—	—		(127,190)	(127,190)	—	(127,190)

Balances as of December 31, 2017	—	$—	36,057,748	$311,061	$23,556	$—	$(202,646)	$131,971	$—	$131,971

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(127,190)	$(63,534)	$(10,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	13,239	4,603	2,837
Non-cash interest expense	784	374	—
Fair value of contingent equity liability under license agreements	—	21,675	—
Fair value of warrants issued as consideration for license agreement	—	2,127	1,231
Change in fair value of warrant liability	3,241	(154)	—
Change in fair value of derivative liability	(512)	65	370
Change in fair value of contingent equity liability	13,082	2,263	—
Loss from equity method investment	1,885	247	—
Defered tax assets	9	—	—
Other non-cash items	64	(4)	264
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,730)	24	(423)
Other assets	(32)	—	—
Accounts payable	3,975	678	23
Accrued expenses	1,341	2,148	132
Other long-term liabilities	29	(16)	7

Net cash used in operating activities	(94,815)	(29,504)	(5,625)

Cash flows from investing activities:
Purchases of property and equipment	(541)	(26)	(3)
Purchase of equity method investment	(6,627)	(3,000)	—
Decrease in restricted cash	127	(127)	—

Net cash used in investing activities	(7,041)	(3,153)	(3)

Cash flows from financing activities:
Proceeds from issuance of common shares	—	11,399	4,853
Proceeds from issuance of common shares upon completion of initial public offering, net of underwriting commissions and discounts	179,996	—	—
Proceeds from issuance of Series A preferred shares	40,000	40,000	—
Proceeds from borrowings	—	5,000	—
Proceeds from exercise of stock options	426	—	—
Payments of related party notes payable	(595)	—	—
Repayment of notes payable	(5,000)	—	—
Payments of offering costs	(5,068)	(1,507)	(37)
Payments of debt issuance costs	—	(197)	—
Collection of note receivable from shareholder	—	—	500
Advanced payment for the second closing of Series A preferred stock	—	67	—

Net cash provided by financing activities	209,759	54,762	5,316

Net increase in cash	107,903	22,105	(312)
Cash at beginning of period	23,565	1,460	1,772

Cash at end of period	$131,468	$23,565	$1,460

Supplemental disclosure of cash flow information:
Cash paid for interest	$122	$11	$—
Cash paid for income taxes	$1,049	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$134	$—
Series A convertible preferred share offering costs included in accrued expenses	$—	$343	$—
Issuance of warrants to guarantor and co-guarantor of notes payable	$—	$934	$—
Beneficial conversion feature on Series A preferred shares	$12,006	$—	$—
Accretion of beneficial conversion feature on Series A preferred shares	$12,006	$—	$—
Issuance of Series A preferred shares as payment of offering costs	$1,242	$975	$—
Issuance of Series A preferred shares in settlement of contingent equity liability	$—	$5,000	$—
Issuance of common shares as payment of equity investment	$352	$—	$—
Issuance of notes payable to related parties in connection with acquisition of BPI	$—	$595	$—
Issuance of common share warrant as consideration for services	$93	$—	$—
Exercise of stock options	$255	$—	$—
Purchases of property and equipment included in accounts payable	$25	$—	$—
Purchases of property and equipment under financing lease	$1,787	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

        Biohaven Pharmaceutical Holding Company Ltd. (the "Company") was incorporated in Tortola, British Virgin Islands in September 2013. The Company is a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. The Company's product candidates are small molecules based on two distinct mechanistic platforms—calcitonin gene-related peptide ("CGRP") receptor antagonists and glutamate modulators—which the Company believes have the potential to alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large markets and orphan indications. The most advanced product candidate from the Company's CGRP receptor antagonist platform is rimegepant, which the Company is developing for the acute treatment of migraine and for which it initiated two Phase 3 clinical trials in July 2017, with topline results expected in the first quarter 2018.

        The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts may require additional capital, additional personnel and infrastructure, and further regulatory and other capabilities. Even if the Company's product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Investments in companies in which the Company owns less than a 50% equity interest and where it exercises significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting.

Biohaven Pharmaceuticals, Inc.

        The Company has historically outsourced all of the research and clinical development for its programs under a master services agreement (the "MSA") with Biohaven Pharmaceuticals, Inc. ("BPI"). BPI was incorporated in the state of Delaware in July 2013. The three founders of BPI, each of whom owned one-third of the equity of BPI through December 31, 2016, are related parties of the Company (see Note 17). Substantially all of the operations of BPI have been performed in service to the Company under the terms of the MSA, and substantially all of the funding for the operations of BPI was provided by the Company.

        From inception, the Company has consolidated the results of BPI. On December 31, 2016, the Company acquired 100% of the issued and outstanding shares of BPI (see Note 18).

        From inception through the acquisition of BPI, 100% of the equity in BPI was reflected as a net loss attributable to non-controlling interest on the consolidated statement of operations and comprehensive loss. Since the acquisition of BPI on December 31, 2016, the Company no longer reports any non-controlling interest related to BPI.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation (Continued)

  Stock Split

        In October 2016, the Company effected a 500-for-one stock split of its issued and outstanding common shares. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split.

  Initial Public Offering

        On May 3, 2017, the Company's registration statement on Form S-1 relating to its initial public offering of its common shares (the "IPO") was declared effective by the Securities and Exchange Commission ("SEC"). The IPO closed on May 9, 2017 and the Company issued and sold 9,900,000 common shares at a public offering price of $17.00 per share for net proceeds of $152,651 after deducting underwriting discounts and commissions of $11,781 and other offering expenses of approximately $3,868. Upon the closing of the IPO, all convertible preferred shares then outstanding converted into an aggregate of 9,358,560 common shares. In addition, on May 9, 2017, the underwriters of the IPO fully exercised their option to purchase additional shares, and on May 11, 2017, the Company issued and sold 1,485,000 common shares for net proceeds of $23,478 after deducting underwriting discounts and commissions of $1,767. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering costs, were $176,128.

        In connection with the completion of its IPO, the Company issued an aggregate of 1,883,523 common shares to Bristol Myers-Squibb Company ("BMS") and AstraZeneca AB ("AstraZeneca") in satisfaction of obligations to contingently issue equity securities pursuant to the license agreements (see Note 13) for no additional consideration.

        Also in connection with the completion of its IPO in May 2017, the Company amended its memorandum and articles of association to authorize the issuance of up to 200,000,000 no par value common shares and 10,000,000 no par value undesignated preferred shares.

  Going Concern

        In accordance with Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

        Through December 31, 2017, the Company has funded its operations primarily with proceeds from sales of preferred and common shares and proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $127,190, $63,534 and $10,066 during the years ended December 31, 2017, 2016 and 2015, respectively. In addition, as of December 31, 2017, the Company had an accumulated deficit of $202,646. The Company expects to continue to generate operating losses for the foreseeable future. As of March 6, 2018, the issuance date of these consolidated financial statements, the Company expects that its cash of $131,468 as of December 31, 2017 will be sufficient to fund operating expenses, financial commitments and other cash requirements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation (Continued)

through December 31, 2018. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

        To execute its business plans, the Company will require funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of public or private equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

        If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

        Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

        The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2. Summary of Significant Accounting Policies

  Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of common shares, stock options, warrants, derivative instruments and contingent equity instruments. In addition, management's assessment of the Company's ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

  Equity Method Investments

        Investments in non-public companies in which the Company owns less than a 50% equity interest and where it exercises significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting. The Company's proportionate share of the net income or loss of the equity method investment is included in other income (expense), net in the consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the investment on the consolidated balance sheet. Dividends received reduce the carrying value of the investment. The Company periodically reviews the carrying value of its investment to determine if there has been an other-than-temporary decline in carrying value. A variety of factors are considered when determining if a decline in carrying value is other than temporary, including, among other factors, the financial condition and business prospects of the investee, as well as the Company's intent with regard to the investment.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. As of December 31, 2017 and 2016, the Company's property and equipment consisted of office equipment and computer equipment, as well as construction in progress comprised of computer software and leasehold improvements.

        The Company is also a deemed owner of a building related to a lease agreement which has been accounted for as a financing lease (see Note 16). The lease represents a failed sales-leaseback due to the non-normal tenant improvements and the Company's continuing involvement in the property.

        The fair value of the building and improvements funded by the landlord will be recognized on the balance sheet as of December 31, 2017. Construction costs funded by the Company will be recognized on the consolidated balance sheet as incurred. These assets will be amortized over respective depreciable lives. The Company will record rent expense based on the estimated fair value of the rental for land. The Company will recognize a financing obligation for the fair value of the property, construction costs incurred by the Company and the landlord, and the landlord allowance. The liability will be amortized over the lease term based on the minimum lease payments required under the lease and the Company's incremental borrowing rate. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation.

        The fixed assets have the following useful lives:

Building	30 years
Leasehold improvements	Lesser of 10 years or the life of the lease
Office equipment	3 - 5 years
Computer software	3 - 5 years
Computer equipment	3 years

        Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred. Property and equipment

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

are monitored regularly for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

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

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

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

        The Company's warrant liability, derivative liability and contingent equity liability are carried at fair value, based upon Level 3 inputs described above (see Note 3). The carrying values of other current assets, accounts payable, accrued expenses and notes payable under a credit agreement approximate their fair values due to the short-term nature of these assets and liabilities.

  Segment Information

        The Company manages its operations as a single segment, the development of therapies targeting neurological diseases, for the purposes of assessing performance and making operating decisions. All of the Company's tangible assets are held in the United States.

  Research and Development Costs

        Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, third-party license fees, and external costs of vendors engaged to conduct clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        The Company has entered into various research and development-related contracts. These agreements are cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Certain judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company's estimates. The Company's historical accrual estimates have not been materially different from the actual costs.

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

        For share-based awards granted to non-employees including consultants, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of the unvested awards are remeasured using the then-current fair value of the Company's common shares and updated assumption inputs in the Black-Scholes option-pricing model.

        The Company classifies share-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to May 2017, the Company was a private company and, accordingly, lacks a history of company-specific historical and implied volatility information for its shares. Therefore, it estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

  Warrant Liability

        In connection with entering into a credit agreement, the Company issued warrants to purchase common shares to two of the Company's directors in connection with a guarantee of its obligations under the agreement (see Note 8). The Company classifies the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that is not indexed to the Company's own shares. The warrant liability was initially recorded at fair value upon entering into the credit agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

  Derivative Liability

        The Company's license agreement with Yale University ("Yale") (see Note 13) provides for a change-of-control payment to Yale upon the occurrence of a change-of-control event, as defined in the agreement, including an IPO. The Company classifies the change-of-control payment obligation as a liability on its consolidated balance sheet because it represents a contingent obligation to pay a variable amount of cash that may be based, in part, on the value of the Company's own shares. The derivative liability was initially recorded at fair value upon entering into the license agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability were recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss prior to its expiration.

  Contingent Equity Liability

        The Company's license agreements with AstraZeneca and BMS (see Note 13) require the Company to issue capital shares upon the occurrence of specified financing or change-of-control events or development milestones. In each agreement, the class and number of shares to be issued upon a triggering event were not known upon entering into the license agreements; however, the dollar amount of the shares to be issued upon a triggering event is fixed. The Company classifies these contingent obligations to issue shares as a liability on its consolidated balance sheet because each represents an obligation to issue a variable number of shares for a fixed dollar amount. Each contingent equity liability was initially recorded at fair value upon entering into each respective agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair values of the contingent equity liabilities are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent equity liabilities are recognized through the occurrence of the respective triggering event.

  Income Taxes

        The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company's tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. The provision for income taxes includes the effects of applicable tax reserves, or unrecognized tax benefits, as well as the related net interest and penalties.

  Net Income (Loss) per Share

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

        The Company's convertible preferred shares contractually entitled the holders of such shares to participate in dividends but contractually did not require the holders of such shares to participate in losses of the Company. In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since potentially dilutive common shares are considered to be anti-dilutive.

  Recently Adopted Accounting Pronouncements

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

("ASU 2016-09"). The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. The Company has elected to early adopt ASU 2016-09 on January 1, 2017 and has reflected the adoption in the consolidated financial statements of the Company. The adoption of ASU 2016-09 had no material impact on the Company's financial position, results of operations or cash flows.

  Recently Issued Accounting Pronouncements

        In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-09 will have on its consolidated financial statements.

        In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which will require entities to show the change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents within the statement of cash flows. As a result, entities will no longer separately present transfers between unrestricted cash and restricted cash. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASU 2016-02 (Accounting Standards Codification ("ASC") Topic 842) supersedes the previous leases standard, ASC 840, Leases. The standard is effective for public entities for annual periods beginning

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

after December 15, 2018 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

        The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$4,021	$4,021

	$—	$—	$4,021	$4,021

	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$780	$780
Derivative liability	—	—	512	512
Contingent equity liability	—	—	18,938	18,938

	$—	$—	$20,230	$20,230

        During the years ended December 31, 2017 and 2016 there were no transfers between Level 1, Level 2 and Level 3.

  Valuation of Warrant Liability

        The warrant liability in the tables above is composed of the fair value of warrants to purchase common shares that the Company issued to two of its directors in connection with a guarantee of its obligations under a credit agreement (see Note 8). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

        At December 31, 2017, the Company utilized the Black-Scholes option pricing model to value the warrant liability. The Black-Scholes option pricing model incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the number of shares for which the warrants will be exercisable, the fair value per share of the underlying common shares issuable upon exercise of the warrants, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares. The fair value per share of the Company's common shares was based on the closing trading price of the shares on December 29, 2017, the last trading day of the year,

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. Fair Value of Financial Assets and Liabilities (Continued)

and the increase in the fair value of the common shares during the year ended December 31, 2017 is the primary reason for the increase in the fair value of the warrant liability during the same period. The Company was a private company prior to its IPO in May 2017 and therefore lacks a history of company-specific volatility information of its shares. Therefore, it estimated its expected share volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future.

  Valuation of Derivative Liability

        The fair value of the derivative liability recognized in connection with the Company's license agreement with Yale (see Note 13) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. At December 31, 2016, the fair value of the derivative liability was determined using a Monte-Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of the expected share prices. The Monte-Carlo simulation incorporated assumptions and estimates to value the derivative liability, including the amount of the payment, the settlement date, the trading price of the Company's common shares, the risk-free interest rate and the expected volatility of the price of the underlying common shares. The Company continued to remeasure the derivative liability to fair value at each reporting date and recognized any changes in the fair value of the derivative liability through October 31, 2017. The derivative liability upon expiration of the lock-up period was determined to be $0 based on the value of the Company's shares on this date.

  Valuation of Contingent Equity Liability

        BMS.    The fair value of the contingent equity liability recognized in connection with the Company's license agreement with BMS (see Note 13) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent equity liability was determined using the PWERM, which considered as inputs the probability of occurrence of events that would trigger the issuance of shares, the expected timing of such events, the value of the contingently issuable equity and a risk-adjusted discount rate. As of December 31, 2016, the assumed probability of occurrence of the event that was most probable of triggering the issuance of shares was 75%, the expected timing of such an event was estimated to be less than one year, the value of the contingently issuable equity was $18,750 and the discount rate was assessed to be 0%. In connection with the closing of the IPO in May 2017, the conditions for issuing shares in connection with the contingent equity liability were satisfied, and accordingly, the Company issued 1,345,374 common shares to BMS. The contingent equity liability was adjusted to fair value immediately prior to the completion of the IPO, and upon issuance of the common shares, the contingent equity liability was reclassified to equity.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. Fair Value of Financial Assets and Liabilities (Continued)

        AstraZeneca.    The fair value of the contingent equity liability recognized in connection with the Company's license agreement with AstraZeneca (see Note 13) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent equity liability was determined using the PWERM, which considered as inputs the probability of occurrence of events that would trigger the issuance of shares, the expected timing of such events, the value of the contingently issuable equity and a risk-adjusted discount rate. The contingently issuable equity is issuable in two tranches, each for a fixed dollar amount of $5,000, for a total amount of $10,000. Using the PWERM, the Company assessed the fair value of each tranche of the contingent equity liability separately.

        In October 2016, upon completion of the Series A First Closing (see Note 10), the first tranche of contingently issuable equity became issuable to AstraZeneca. As a result, the Company issued to AstraZeneca 538,150 Series A preferred shares with an aggregate fair value of $5,000, or $9.2911 per share, in satisfaction of the obligation to issue the first tranche of equity under the agreement. Upon the issuance of the 538,150 Series A preferred shares to AstraZeneca in October 2016, the Company reclassified the carrying value of the first tranche contingent equity liability, equal to the then-current fair value of $5,000, to the carrying value of Series A preferred shares.

        The shares related to the second tranche became issuable upon the earlier of (i) the initiation of a Phase 2b or equivalent clinical trial of a product candidate based on the licensed patent rights and (ii) any liquidity event, including an IPO, any change of control or any assignment of the Company's rights or obligations under the license agreement. As of December 31, 2016, the Company determined that the fair value of the second tranche contingent equity liability was $4,875. In determining this fair value, the assumed probability of occurrence of the event that was most probable of triggering the issuance of shares was 65%, the expected timing of such an event was estimated to be less than one year, the value of the contingently issuable equity was $7,500 and the discount rate was assessed to be 0%. In connection with the closing of the IPO in May 2017, the conditions for issuing shares in connection with the contingent equity liability were satisfied, and accordingly, the Company issued 538,149 common shares to AstraZeneca. The contingent equity liability was adjusted to fair value immediately prior to the completion of the IPO, and upon issuance of the common shares, the contingent equity liability was reclassified to equity.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. Fair Value of Financial Assets and Liabilities (Continued)

        The following table provides a roll forward of the aggregate fair values of the Company's warrant liability, derivative liability and contingent equity liability, for which fair value is determined by Level 3 inputs:

	Warrant Liability	Derivative Liability	Contingent Equity Liability
Balance at December 31, 2014	$—	$77	$—
Change in fair value	—	370	—

Balance at December 31, 2015	—	447	—
Initial fair value of warrant liability	934	—	—
Initial fair value of contingent equity liability	—	—	21,675
Issuance of Series A preferred stock as consideration for license agreements	—	—	(5,000)
Change in fair value	(154)	65	2,263

Balance at December 31, 2016	780	512	18,938
Change in fair value	3,241	(512)	13,082
Issuance of common shares in settlement of contingent equity liability	—	—	(32,020)

Balance at December 31, 2017	$4,021	$—	$—

  Beneficial Conversion Feature

        In connection with the second tranche closing of Series A preferred shares on February 17, 2017, the Company determined that the conversion option associated with the shares sold met the definition of a beneficial conversion feature ("BCF") as the fair value of the underlying common shares exceeded the adjusted conversion price. The BCF was recognized at its fair value of $12,006 as a reduction to the carrying value of the Series A preferred shares and a corresponding adjustment to additional paid-in capital. The fair value was determined using Level 3 inputs, equal to the product of the number of shares sold in the second tranche closing multiplied by the difference between the adjusted conversion price and the per share value of common shares at the commitment date (see Note 10). In May 2017, upon the completion of the Company's IPO, all of the outstanding Series A preferred shares were automatically converted into an aggregate of 9,358,560 common shares. Upon conversion of the Series A preferred shares, the remaining unamortized BCF was reclassified to additional paid-in capital as a deemed dividend.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

4. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consisted of the following:

	December 31,
	2017	2016
Prepaid clinical trial costs	$4,642	$388
Prepaid insurance	455	—
Other	100	82

	$5,197	$470

5. Equity Method Investment

        On August 29, 2016, the Company executed a stock purchase agreement with Kleo Pharmaceuticals, Inc. ("Kleo"), a privately held Delaware corporation, to purchase 3,000,000 shares of Kleo's common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock, in each case at a share price of $1.00 per share (the "Kleo SPA"). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The Company purchased 3,000,000 shares upon the initial closing on August 31, 2016, and the remaining 5,500,000 shares were to be purchased in four equal tranches of 1,375,000 shares beginning six months from the initial closing and then every three months thereafter. In connection with the initial investment, the Company received the right to designate two of the members of Kleo's board of directors. The Company completed all four of remaining tranche purchases in March, June, October 2017 and January 2018, with each tranche purchase consisting of 1,375,000 shares for cash consideration of $1,375.

        In March 2017, the Company purchased 500,000 shares of Kleo common stock directly from a co-founder of Kleo for consideration of $250 in cash and 32,500 common shares of the Company.

        In addition to these purchases, in October 2017, the Company purchased an additional aggregate of 2,049,543 shares for cash consideration of $2,253 which allowed the Company to maintain its relative ownership interest in Kleo. As of December 31, 2017, the Company's ownership interest in the outstanding stock of Kleo was 43.3%. Upon completion of the fourth and final tranche investment in January 2018 (see Note 20), the Company's ownership increased to 46.6%.

        The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo's economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of December 31, 2017 and 2016, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo's economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

5. Equity Method Investment (Continued)

        The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company's proportional share of Kleo's net income or loss in each period. The difference between the cost of the Company's investments in Kleo and its proportionate share of the net assets of Kleo was allocated to goodwill and indefinite-lived intangible assets. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo's net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo of $1,885 and $247 for its proportionate share of Kleo's net loss for the years ended December 31, 2017 and 2016, respectively.

        The carrying value of the Company's investment in Kleo was $7,847 and $2,753 as of December 31, 2017 and 2016, respectively, and is reported as equity method investment on the consolidated balance sheet. The carrying value of the investment represents the Company's maximum loss exposure as of December 31, 2017.

        The following table provides a roll forward of the carrying value of the Company's equity method investment:

Carrying Value
Balance at December 31, 2015	$—
Purchase of Kleo common stock	3,000
Loss recognized in connection with equity method investment	(247)

Balance at December 31, 2016	2,753
Purchases of Kleo common stock	6,979
Loss recognized in connection with equity method investment	(1,885)

Balance at December 31, 2017	$7,847

        Summarized financial information for Kleo is as follows:

	December 31,
	2017	2016
Current assets	$8,388	$4,276
Total assets	$8,746	$4,323
Current liabilities	$1,415	$413
Total liabilities	$4,201	$1,554

	Year Ended December 31,
	2017	2016
Revenue	$—	$—
Loss from Operations	$(5,646)	$(3,764)
Net loss	$(5,658)	$(3,727)

        The summarized financial information as of and for the year ended December 31, 2016 has been revised to reflect the issuance of final financial statements by Kleo.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

6. Property and Equipment, Net

        Property and equipment, net consisted of the following:

	December 31,
	2017	2016
Computer equipment	$163	$34
Office equipment	26	—

	189	34
Accumulated depreciation	(43)	(8)
Construction in progress	2,198	—

	$2,344	$26

        Depreciation expense was $35, $5 and $2 for the years ended December 31, 2017, 2016 and 2015, respectively. Assets under the Company's financing lease included in construction in progress were $1,787 and $0 as of December 31, 2017 and 2016, respectively (see Note 16).

7. Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2017	2016
Accrued employee compensation and benefits	$89	$27
Accrued clinical trial costs	3,582	2,204
Accrued professional fees	390	516
Lease liability	362	—
Other	285	233

	$4,708	$2,980

8. Notes Payable

  Credit Agreement

        On August 30, 2016, the Company entered into a one-year credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo") providing for a term loan in the principal amount of $5,000 (the "Loan") and borrowed the full $5,000 available under the Credit Agreement. Borrowings under the Credit Agreement bore interest at a rate equal to monthly LIBOR plus 1.50% per annum, and the Credit Agreement required monthly, interest-only payments beginning on September 30, 2016 and continuing through August 30, 2017 (the "Maturity Date"), when all amounts of unpaid principal and interest became due. The monthly LIBOR rate was reset each month. The Credit Agreement was fully satisfied with a principal repayment to Wells Fargo of $5,000 on August 31, 2017.

        In connection with entering into the Credit Agreement on August 30, 2016, the Company issued warrants to purchase 107,500 common shares to each of the Guarantor and Co-Guarantor. The warrant

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

8. Notes Payable (Continued)

has an exercise price of $9.2911, the price per share paid by investors in the Series A First Closing (see Note 10) In January 2017, the Company issued the warrants to the Guarantor and Co-Guarantor (see Note 9).

        The Company determined that the obligation to issue the warrants represented a liability that was considered outstanding for accounting purposes on August 30, 2016, the date of the Credit Agreement. The fair value of the warrant liability upon issuance represented a premium paid for the guaranty of the Loan, and, accordingly, the Company recorded the issuance-date fair value of the warrant liability of $934 as a debt discount and as a warrant liability in the Company's consolidated balance sheet. In addition, the Company paid an arrangement fee of $150 to the lender and incurred legal costs of $47, both of which were recorded as a debt discount. The debt discount was reflected as a reduction of the carrying value of the notes payable on the Company's consolidated balance sheet and was amortized to interest expense over the term of the note using the effective interest method.

        The Company recognized interest expense of $906 and $385 during the years ended December 31, 2017 and 2016, respectively. The Company recognized $784 and $347 related to the accretion of the debt discount during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the unamortized debt discount was $0.

  Notes Payable to Related Parties

        On December 31, 2016, the Company entered into stock purchase agreements with each of the stockholders of Biohaven Pharmaceuticals, Inc. ("BPI"), acquiring 100% of the issued and outstanding shares of BPI for aggregate purchase consideration of $595. The Company funded the acquisition through the issuance of promissory notes to each of the former stockholders of BPI. The former stockholders of BPI are shareholders of the Company and also serve as the Company's Chairman of the board of directors, Chief Executive Officer, and Chief Medical Officer, respectively. The notes were payable in five annual payments, the first four of which were interest only, with the final payment to include the principal balance outstanding plus any accrued and unpaid interest. The notes bore interest at a rate of 4.5% per annum and had a maturity date of December 31, 2021. The notes became immediately due and payable upon specified events, including immediately prior to the consummation of an initial public offering of the Company's common shares or upon the occurrence of a change of control of the Company.

        In connection with the closing of the Company's IPO in May 2017, the notes were paid in full as of December 31, 2017, including principal of $595 and interest of $9.

9. Warrants

  ALS Biopharma Warrants

        On August 10, 2015, as partial consideration issued in connection with a license agreement with ALS Biopharma LLC ("ALS Biopharma") (see Note 13), the Company issued to ALS Biopharma a warrant to purchase 275,000 common shares at an exercise price of $5.60 per share. The warrant was immediately exercisable upon issuance and expires 10 years from the issuance date. The warrant was classified as equity and recorded at its fair value on the date of issuance. These warrants were exercised in January 2018.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9. Warrants (Continued)

        On August 10, 2015, in connection with the same license agreement, the Company issued to ALS Biopharma a warrant to purchase 325,000 common shares at an exercise price of $5.60 per share. The warrant became exercisable upon the Company's filing of an investigational new drug application ("IND") for a patented product under the license agreement, and expires 10 years from the issuance date. On May 31, 2016, the Company filed an IND for a patented product under the license agreement. The warrant was classified as equity and recorded at its fair value on May 31, 2016.

  Guarantor and Co-Guarantor Warrants

        The Company agreed to issue warrants to purchase $1,000 of common shares to each of the Guarantor and Co-Guarantor of the Credit Agreement (see Note 8), who are members of the Company's board of directors (see Note 17). The warrant has an exercise price of $9.2911, the price per share paid by investors in the Series A First Closing (see Note 10). In January 2017, the Company issued the warrants to the Guarantor and Co-Guarantor, pursuant to which each director received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. The warrants are immediately exercisable and expire upon the second anniversary of the Company's IPO.

        As of December 31, 2016, the Company determined that the obligation to issue the warrants represented a liability that was considered outstanding for accounting purposes on August 30, 2016, the date the Company entered into the Credit Agreement. The Company classified the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that is not indexed to the Company's own shares. As of December 31, 2017, the Company continued to classify these warrants as a liability on the consolidated balance sheet because the warrants contain anti-dilution price protection provisions through January 26, 2018. As a result, changes in the fair value of the warrant liability will continue to be recognized as a component of other income (expense), net until the earliest of (i) the exercise of the warrants, (ii) the expiration of the warrants or (iii) January 26, 2018. The warrant liability was initially recorded at fair value upon entering into the Credit Agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the Company's consolidated statement of operations and comprehensive loss.

        The fair value of the warrant liability was determined to be $934 on the date of issuance. The Company remeasured the liability as of December 31, 2017 and 2016 and determined that the fair value of the warrant liability was $4,021 and $780, respectively. The Company recorded expense of $3,241 and a gain of $154 within other income (expense), net in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016, respectively.

10. Convertible Preferred Shares

        In connection with the completion of its IPO in May 2017, the Company amended its memorandum and articles of association to authorize the issuance of up to 10,000,000 no par value undesignated preferred shares.

        Prior to the completion of the IPO, the Company's memorandum and articles of association, as amended and restated, authorized the Company to issue 11,242,172 Series A preferred shares. The holders of Series A preferred shares had liquidation rights in the event of a deemed liquidation that, in

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Convertible Preferred Shares (Continued)

certain situations, was not solely within the control of the Company. Therefore, the Series A preferred shares were classified outside of shareholders' equity (deficit).

        In October 2016, the Company issued and sold an aggregate of 4,305,209 Series A preferred shares, at an issuance price of $9.2911 per share, for proceeds of $37,295, net of offering costs of $2,705 (the "Series A First Closing"). The $2,705 of offering costs consisted of $1,730 payable in cash and 105,010 shares of the Company's Series A preferred shares valued at $975, or $9.2911 per share, which were issued directly to the two placement agents involved in the Series A financing. The preferred share purchase agreement provided for the issuance of additional Series A preferred shares in a second and final tranche (the "Series A Second Closing"). Also, in October 2016, the Company issued to AstraZeneca 538,150 Series A preferred shares with an aggregate fair value of $5,000, or $9.2911 per share, in satisfaction of the obligation to issue the first tranche of contingently issuable equity under the Company's license agreement with AstraZeneca (see Note 13).

        In February 2017, the Company completed the Series A Second Closing through the issuance and sale of an aggregate of 4,305,182 Series A preferred shares at an issuance price of $9.2911 per share for cash proceeds of $38,666, net of offering costs of $2,606. The $2,606 of offering costs for the second tranche consisted of $1,334 payable in cash and 105,009 shares of the Company's Series A preferred shares valued at $1,242, or $11.83 per share, which were issued directly to the two placement agents involved in the Series A financing. The conversion option associated with the Series A preferred shares sold in the second closing met the definition of a BCF as the fair value of the underlying common shares of $9.85 per share exceeded the stated conversion price of $9.2911 (or $7.0613, as adjusted, as described below under Conversion). Upon the sale and issuance of the Series A preferred shares, $2,406 of the BCF was immediately accreted, as this represented the difference between the stated conversion price and per share value of the common shares. The remaining portion of the BCF was being amortized using the effective interest method over the period from the date of issuance to the date of the earliest possible conversion, October 1, 2017.

        In May 2017, upon the completion of the Company's IPO, all of the outstanding Series A preferred shares were automatically converted into an aggregate of 9,358,560 common shares. Upon conversion of the Series A preferred shares, the remaining unamortized BCF was reclassified to additional paid-in capital as a deemed dividend.

        The holders of the Series A preferred shares had voting rights commensurate with common shares and also preferential liquidation rights. Additionally, the Series A preferred shares had the following rights and preferences prior to the conversion to common shares:

  Conversion

        Each Series A preferred share was convertible into common shares at the option of the shareholder at any time after the date of issuance. In addition, each Series A preferred share would be automatically converted into common shares, upon the earlier of (i) a firm commitment public offering with proceeds to the Company of at least $50,000, before deducting underwriting discounts and commissions or (ii) the date specified by the vote or written consent of the holders of a majority of the then outstanding Series A preferred shares.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Convertible Preferred Shares (Continued)

        The conversion ratio of Series A preferred shares was determined by dividing the Original Issue Price by the Conversion Price. The Original Issue Price of the Series A preferred shares was $9.2911 per share. The Conversion Price of the Series A preferred shares was $9.2911 per share. On the date of issuance, each Series A preferred share was convertible into one common share, subject to adjustment based on certain events.

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

11. Common Shares

        As of December 31, 2016, the Company had authorized the Company to issue 38,000,000 no par value common shares. On April 21, 2017, the Company effected an increase in the number of authorized common shares to 50,000,000 shares. Additionally, in connection with the completion of its IPO in May 2017, the Company amended its memorandum and articles of association to authorize the issuance of up to 200,000,000 no par value common shares.

        Each common share entitles the holder to one vote on all matters submitted to a vote of the Company's shareholders. Common shareholders are entitled to receive dividends, as may be declared by the board of directors.

        In February 2016, the Company issued 429,000 common shares at an issuance price of $7.00 per share for proceeds of $2,980, net of issuance costs of $23.

        In May 2016 and July 2016, the Company issued an aggregate of 1,090,500 common shares at an issuance price of $7.70 per share for proceeds of $8,299, net of issuance costs of $97.

        In July 2016, concurrently with the issuance of the Company's common shares to Connecticut Innovations Incorporated ("CII"), the Company and CII entered into a put agreement (the "Put Agreement"). The Put Agreement grants CII the right to sell (the "Put Option") to the Company all or any part of CII's warrant rights (if any), shares (if any) or notes (if any). The Put Option becomes exercisable upon the Company's breach of the covenant to maintain a presence in Connecticut, as defined in the Put Agreement. The right to put the shares terminated on October 31, 2017, upon expiration of the lock-up period following the completion of the Company's IPO.

        On May 3, 2017, the Company's registration statement on Form S-1 relating to the IPO was declared effective by the SEC. The IPO closed on May 9, 2017 and the Company issued and sold

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

11. Common Shares (Continued)

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

        In connection with the completion of its IPO, the Company issued an aggregate of 1,883,523 common shares to BMS and AstraZeneca in satisfaction of obligations to contingently issue equity securities pursuant to the license agreements (see Note 13), for no additional consideration.

12. Share-Based Compensation

  2014 Equity Incentive Plan

        The Company's 2014 Equity Incentive Plan, as amended (the "2014 Plan"), provided for the Company to sell or issue common shares or restricted common shares, or to grant incentive stock options or nonqualified stock options for the purchase of common shares, to employees, members of the board of directors and consultants of the Company. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common share on the date of grant and the term of stock option may not be greater than ten years.

        The total number of common shares that may be issued under the 2014 Plan was 4,000,000 shares as of December 31, 2016. In January 2017, the Company effected an increase, effective October 28, 2016, in the number of common shares reserved for issuance under the 2014 Plan from 4,000,000 to 4,899,230 shares.

        Upon effectiveness of the 2017 Plan, there are no further shares authorized for grant under the 2014 Plan.

  2017 Equity Incentive Plan

        In April 2017, the Company's shareholders approved the 2017 Equity Incentive Plan (the "2017 Plan"), which became effective on May 3, 2017 in connection with the Company's IPO. The 2017 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share unit awards, performance-based share awards and other share-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. Upon the effectiveness of the 2017 Plan, there were 2,713,113 shares authorized for issuance under the 2017 Plan. As of December 31, 2017, 1,138,903 shares remained available for future grant under the 2017 Plan. In January 2018, the Board of Directors approved an additional 1,437,227 shares to be issued under the 2017 Plan.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Share-Based Compensation (Continued)

        Vesting periods are determined at the discretion of the board of directors. Stock options typically vest over three or four years. The maximum contractual term is 10 years.

        During the years ended December 31, 2017, 2016 and 2015 the Company granted options to purchase 2,335,106, 417,875 and 637,500 common shares to employees and directors, respectively. The Company recorded share-based compensation expense for options granted to employees and directors of $5,210, $2,284 and $1,137 during the years ended December 31, 2017, 2016 and 2015, respectively.

        During the year ended December 31, 2017, 2016 and 2015 the Company granted options to purchase 273,537, 199,050 and 610,000 common shares to non-employees, respectively. The Company recorded share-based compensation expense for options granted to non-employees of $8,029, $2,319 and $1,700 during the years ended December 31, 2017, 2016 and 2015, respectively. The Company measures and records the value of non-employee options over the period of time services are provided and, as such, unvested portions are subject to remeasurement at subsequent reporting periods.

  Stock Option Valuation

        The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors under the 2014 Plan and the 2017 Plan (collectively, the "Plans") were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.10%	2.19%	1.62%
Expected term (in years)	6.02	5.75	5.75
Expected volatility	73.26%	70.58%	58.51%
Expected dividend yield	0%	0%	0%
Exercise price	$18.47	$9.29	$5.60
Fair value of common share	$18.37	$6.73	$5.23

        The assumptions that the Company used to determine the grant-date fair value of stock options granted to non-employees under the Plans were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.35%	2.54%	2.09%
Expected term (in years)	10.00	10.00	10.00
Expected volatility	71.12%	67.16%	61.61%
Expected dividend yield	0%	0%	0%
Exercise price	$18.23	$9.29	$5.60
Fair value of common share	$18.10	$6.73	$5.23

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Share-Based Compensation (Continued)

  Stock Options

        Stock option activity under the Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2016	3,864,425	$3.61	9.21	$15,991
Granted	2,608,643	18.44	9.59
Exercised	(309,665)	2.20
Forfeited	(11,760)	4.44

Outstanding as of December 31, 2017	6,151,643	$9.97	8.42	$107,072

Options exercisable as of December 31, 2017	3,281,474	$3.71	7.57	$76,371
Options unvested as of December 31, 2017	2,870,169	$17.13	9.39	$30,701

        The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares. The total intrinsic value of stock options for the years ended December 31, 2017, 2016 and 2015 was $107,072, $15,991 and $9,983, respectively.

        The weighted average grant-date fair value per share of stock options granted for the years ended December 31, 2017, 2016 and 2015 was $12.31, $4.09 and $3.22, respectively.

        The total fair value of options vested for the years ended December 31, 2017, 2016 and 2015 was $15,494, 3,381 and $2,345, respectively.

  Share-Based Compensation

        Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2017	2016	2015
Research and development expenses	$6,933	$2,382	$1,527
General and administrative expenses	6,306	2,221	1,310

	$13,239	$4,603	$2,837

        As of December 31, 2017, total unrecognized compensation cost related to the unvested share-based awards was $32,400, which is expected to be recognized over a weighted average period 3.37 years.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements

  Yale Agreement

        In September 2013, the Company entered into an exclusive license agreement with Yale (the "Yale Agreement") to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression. As part of the consideration for this license, the Company issued Yale 250,000 common shares and granted Yale the right to purchase up to 10% of the securities issued in specified future equity offerings by the Company, in addition to the obligation to issue shares to prevent anti-dilution. The obligation to contingently issue equity to Yale, which was no longer outstanding at December 31, 2017, was determined to be a liability, which was accounted for at its fair value of $0 at each reporting date.

        The Yale Agreement provides for a change-of-control payment to Yale upon the occurrence of a change-of-control event, as defined in the agreement, including an IPO. Upon the occurrence of a change-of-control event, the Company is obligated to pay to Yale the lesser of (i) 5% of the dollar value of all initial and future potential consideration paid or payable by the acquirer and (ii) $1,500. If the change-of-control event is as an IPO, the amount the Company will be obligated to pay to Yale will be reduced by the value of Yale's equity investment in the Company on the first day that Yale is free to sell its equity interest. The Company classifies the change-of-control payment obligation as a liability on its consolidated balance sheet because it represents a contingent obligation to pay a variable amount of cash that may be based, in part, on the value of the Company's own shares. The issuance date fair value of the derivative liability of $14 was recognized as a research and development expense upon entering the agreement with Yale. The Company continued to remeasure the derivative liability to fair value at each reporting date and recognized any changes in the fair value of the derivative liability through October 31, 2017. The derivative liability upon expiration of the lock-up period was determined to be $0 based on the value of the Company's shares on this date.

        The Company recorded other income (expense) of $512, $(65) and $(370), during the years ended December 31, 2017, 2016 and 2015, respectively, for the change in the fair value of the derivative liability. The fair value of the derivative liability was $0 and $512 as of December 31, 2017 and 2016, respectively (see Note 3).

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements (Continued)

The Company can terminate the Yale Agreement (i) upon 90 days' notice to Yale, (ii) if Yale commits a material breach of the Yale Agreement or (iii) as to a specific country if there are no valid patent rights in such country. The Yale Agreement expires on a country-by-country basis upon the later of the date on which the last patent rights expire in such country or ten years from the date of the first sale of a product incorporating the licensed patents.

  MGH Agreement

        In September 2014, the Company entered into a license agreement (the "MGH Agreement") with The General Hospital Corporation d/b/a Massachusetts General Hospital ("MGH"), pursuant to which MGH granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, related to treating depression with a combination of ketamine and scopolamine. The Company is also obligated to pay MGH annual license maintenance fees and future milestone payments of up to $750 upon the achievement of specified clinical and regulatory milestones and up to $2,500 upon the achievement of specified commercial milestones. The Company has also agreed to pay MGH royalties of a low single-digit percentage based on net sales of products licensed under the agreement. If the Company receives revenue from sublicensing any of its rights under the agreement, the Company is also obligated to pay a portion of that revenue to MGH.

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

  ALS Biopharma Agreement

        In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including trigriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. The Company is obligated to pay $3,000 upon the achievement of specified regulatory milestones with respect to the first licensed product and $1,000 upon the achievement of specified regulatory milestones with respect to subsequently developed products, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the agreement, payable on a quarterly basis.

        In connection with the ALS Biopharma Agreement, the Company also issued to ALS Biopharma (i) 50,000 common shares; (ii) an immediately exercisable warrant to purchase 275,000 common shares at an exercise price of $5.60 per share; and (iii) a warrant to purchase 325,000 common shares at an exercise price of $5.60 per share, which warrant would become exercisable upon the Company's achievement of a specified regulatory milestone which was met in May 2016 (see Note 9). The ALS

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements (Continued)

Biopharma Agreement terminates on a country-by-country basis as the last patent rights expire in each such country. If the Company abandons its development, research, licensing or sale of all products covered by one or more claims of any patent or patent application assigned under the ALS Biopharma Agreement, or if the Company ceases operations, it has agreed to reassign the applicable patent rights back to ALS Biopharma.

        The Company recorded research and development expenses of $0, $3,127 and $2,836 during the years ended December 31, 2017, 2016 and 2015, respectively, as a result of the ALS Biopharma Agreement, which amounts consist of the fair value of the shares and warrants upon their issuance to ALS Biopharma.

  Rutgers Agreement

        In June 2016, the Company entered into an exclusive license agreement (the "Rutgers Agreement") with Rutgers, The State University of New Jersey ("Rutgers"), licensing several patents and patent applications related to the use of riluzole to treat various cancers. Under the Rutgers Agreement, the Company is required to pay Rutgers annual license maintenance fees until the first commercial sale of a licensed product, at which point the Company will pay Rutgers minimum annual royalties. The Company is also obligated to pay Rutgers up to $825 in the aggregate upon the achievement of specified clinical and regulatory milestones. The Company agreed to pay Rutgers royalties of a low single-digit percentage of net sales of licensed products sold by the Company, its affiliates or its sublicensees, subject to a minimum amount of up to $100 per year. If the Company grants any sublicense rights under the Rutgers Agreement, the Company must pay Rutgers a low double-digit percentage of sublicense income it receives.

        Under the Rutgers Agreement, in the event that the Company experiences a change of control or sale of substantially all of its assets prior to the initiation of a Phase 3 clinical trial related to products licensed under the agreement, and such change of control or sale results in a full liquidation of the Company, the Company will be obligated to pay Rutgers a change-of-control fee equal to 0.3% of the total value of the transaction, but not less than $100. The Company determined that the change-of-control payment should be accounted for as a liability. The fair value of the obligation for all periods presented was $0 based on the Company's assessment that the probability of a change-in-control event occurring prior to the initiation of a Phase 3 clinical trial related to products licensed under the agreement was remote.

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements (Continued)

  BMS Agreement

        In July 2016, the Company entered into an exclusive, worldwide license agreement (the "BMS Agreement") with BMS for the development and commercialization rights to rimegepant and BHV-3500, as well as other CGRP-related intellectual property. In exchange for these rights, the Company agreed to pay BMS initial payments, milestone payments and royalties on net sales of licensed products under the agreement.

        The Company is obligated to make milestone payments to BMS upon the achievement of specified development and commercialization milestones. The development milestone payments due under the agreement depend on the licensed product being developed. With respect to rimegepant, the Company is obligated to pay up to $127,500 in the aggregate upon the achievement of the development milestones. For any product other than rimegepant, the Company is obligated to pay up to $74,500 in the aggregate upon the achievement of the development milestones. In addition, the Company is obligated to pay up to $150,000 for each licensed product upon the achievement of commercial milestones. If the Company receives revenue from sublicensing any of its rights under the agreement, it is also obligated to pay a portion of that revenue to BMS. The Company is also obligated to make tiered royalty payments to BMS based on annual worldwide net sales, with percentages in the low to mid-teens.

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

        The BMS Agreement will terminate on a licensed product-by-licensed product and country-by-country basis upon the expiration of the royalty term with respect to each licensed product in each country. BMS has the right to terminate the agreement upon the Company's insolvency or bankruptcy, the Company's uncured material breach of the agreement, including the failure to meet its development and commercialization obligations, or if the Company challenges any of BMS's patent rights. The Company has the right to terminate the BMS Agreement if BMS materially breaches the agreement or if, after the Company provides notice, it chooses not to move forward with development and commercialization in a specific country.

        The BMS Agreement required the Company to complete a financing transaction with gross proceeds of at least $30,000, of which a minimum of $22,000 was to be from investment in equity prior to October 17, 2016, unless extended by mutual agreement of the Company and BMS. The BMS Agreement was amended, effective October 14, 2016, to extend the deadline for completing the financing transaction to October 31, 2016, on which date the Series A First Closing was completed (see Note 10).

        Under the BMS Agreement, the Company also agreed to issue BMS common shares in the amount of $12,500, which shares are contingently issuable upon the earliest to occur of (i) the initiation of a Phase 3 trial for the first licensed compound to reach such milestone, (ii) the Company's IPO or

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements (Continued)

(iii) an event resulting in the change of control of the Company. Under the terms of the BMS Agreement, if the qualifying financing transaction involves the issuance of preferred shares, BMS is entitled to receive preferred shares instead of common shares, at its option. BMS also had the right to purchase up to 8%, on a fully diluted basis, of shares issued in a qualifying financing transaction (as defined in the BMS Agreement) on the same terms and rights as all other investors involved in the financing. The number of shares issuable to BMS under the agreement will be determined by dividing $12,500 by a price per share equal to the lower of (i) the price per share paid by investors in the Series A First Closing, or $9.2911 (see Note 10), or (ii) the price per share paid by investors in any subsequent financing event that occurs prior to the events specified above.

        The obligation to contingently issue equity to BMS is classified as a liability on the consolidated balance sheet because it represents an obligation to issue a variable number of shares for a fixed dollar amount. Upon entering into the BMS Agreement, the issuance-date fair value of the contingent equity liability of $13,125 was recognized as research and development expense in the consolidated statement of operations and comprehensive loss. The Company remeasured the fair value of the contingent equity liability at each reporting date since the date of issuance, recognizing changes in the fair value of the contingent equity liability as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent equity liability continued to be recognized until the occurrence of a triggering event, which occurred in May 2017 with the completion of the IPO.

        In May 2017, in connection with the completion of its IPO, the Company issued 1,345,374 common shares to BMS in satisfaction of its obligation to contingently issue equity securities pursuant to the license agreement and remeasured the contingent equity liability to fair value. The Company recognized expense of $8,809 and $13,125 during the years ended December 31, 2017 and 2016, respectively, as a result of changes to the fair value of the contingent equity liability prior to its extinguishment in May 2017.

        The Company recorded $5,000 of research and development expense related to a payment made in connection with the BMS Agreement during the year ended December 31, 2017 for the achievement of a specified milestone.

  AstraZeneca Agreement

        In October 2016, the Company entered into an exclusive license agreement (the "AstraZeneca Agreement") with AstraZeneca, pursuant to which AstraZeneca granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, including BHV-5000 and BHV-5500. In exchange for these rights, the Company agreed to pay AstraZeneca an upfront payment, milestone payments and royalties on net sales of licensed products under the agreement. The regulatory milestones due under the agreement depend on the indication of the licensed product being developed as well as the territory where regulatory approval is obtained. Development milestones due under the agreement with respect to Rett syndrome total up to $30,000, and, for any indication other than Rett syndrome, total up to $60,000. Commercial milestones are based on net sales of all products licensed under the agreement and total up to $120,000. The Company has also agreed to pay tiered royalties based on net sales of all products licensed under the agreement of mid-single-digit to low double-digit

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements (Continued)

percentages. If the Company receives revenue from sublicensing any of its rights under the AstraZeneca Agreement, the Company is also obligated to pay a portion of that revenue to AstraZeneca. The Company is also required to reimburse AstraZeneca for any fees that AstraZeneca incurs related to the filing, prosecution, defending, and maintenance of patent rights licensed under the AstraZeneca Agreement.

        The AstraZeneca Agreement expires upon the expiration of the patent rights under the agreement, unless earlier terminated by either party, or on a country-by-country basis ten years after the first commercial sale.

        As part of the consideration under the AstraZeneca Agreement, the Company agreed to issue to AstraZeneca common shares in the amount of $10,000 if the Company completed a qualifying equity financing resulting in proceeds of at least $30,000 prior to December 29, 2016. Under the terms of the AstraZeneca Agreement, if the qualifying financing transaction involved the issuance of preferred shares, AstraZeneca would be entitled to receive preferred shares instead of common shares, at its option. The number of shares issued would be determined based on the price per share paid by investors in the qualifying financing transaction. Upon the occurrence of the qualifying financing transaction, 50% of the shares would be issuable upon the closing of the transaction (the "First Tranche") and the other 50% would become issuable upon the earlier of (i) the initiation of a Phase 2b or equivalent clinical trial of a product candidate based on the licensed patent rights or (ii) any liquidity event, including an IPO of the Company, any change of control of the Company or any assignment of the Company's rights and obligations under the AstraZeneca Agreement (the "Second Tranche"). The number of shares issuable to AstraZeneca in each of the First Tranche and the Second Tranche is determined by dividing $5,000 by the price per share paid by investors in the Company's Series A First Closing, or $9.2911 (see Note 10). In addition, AstraZeneca had the right to purchase up to 8%, on a fully diluted basis, of shares issued in such qualifying financing transaction, on the same terms and rights as all other investors involved in the financing.

        In October 2016, upon completion of the Series A First Closing (see Note 10), the contingency associated with the First Tranche of contingently issuable equity related to the occurrence of a qualified financing was satisfied. As a result, the Company issued to AstraZeneca 538,150 Series A preferred shares with an aggregate fair value of $5,000, or $9.2911 per share. Upon issuance of the 538,150 Series A preferred shares to AstraZeneca, the Company reclassified the contingent equity liability associated with the First Tranche of $5,000 to the carrying value of Series A preferred shares.

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

        In May 2017, in connection with the completion of its IPO, the Company issued 538,149 common shares to AstraZeneca in satisfaction of its obligation to contingently issue the Second Tranche of equity securities pursuant to the license agreement and remeasured the contingent equity liability to fair value. The Company recognized expense of $4,273 and $938 during the years ended December 31,

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements (Continued)

2017 and 2016, respectively, as a result of changes to the fair value of the contingent equity liability prior to its extinguishment in May 2017.

  Catalent Agreement for BHV-0223

        In March 2015, the Company entered into a development and license agreement with Catalent U.K. Swindon Zydis Limited ("Catalent") pursuant to which the Company obtained license rights to the Zydis technology in BHV-0223. BHV-0223 was developed under this agreement, and Catalent has manufactured BHV-0223 for clinical testing. Upon entering the Catalent Agreement, the Company is obligated to pay Catalent up to $1,575 upon the achievement of specified regulatory and commercial milestones. The Company is also obligated to make royalty payments of a low single-digit percentage based on net sales of products licensed under the Catalent Agreement.

        Under this Agreement, the Company is responsible for conducting clinical trials and for preparing and filing regulatory submissions. The Company has the right to sublicense its rights under the Catalent Agreement subject to Catalent's prior written consent. Catalent has the right to enforce the patents covering the Zydis Technology and to defend any allegation that a formulation using Zydis technology, such as BHV-0223, infringes a third party's patent.

        This agreement terminates on a country-by-country basis upon the later of (i) 10 years after the launch of the most recently launched product in such country and (ii) the expiration of the last valid claim covering each product in such country, unless earlier voluntarily terminated by the Company. This agreement automatically extends for one-year terms unless either party gives advance notice of intent to terminate. In addition, Catalent may terminate the agreement either in its entirety or terminate the exclusive nature of this agreement on a country-by-country basis if the Company fails to meet specified development timelines, which it may extend in certain circumstances.

        In January 2018, the Company entered into a license and development agreement with Catalent related to rimegepant (see Note 20).

  RPharm Agreement

        In November 2017, the Company entered into a consulting agreement with R PHARM US related to the commercial preparation for BHV-0223. In addition to fixed quarterly consulting expenses under the agreement, the Company agreed to pay up to $2,500,000 upon achievement of specific commercial milestones.

14. Income taxes

        As a company incorporated in the British Virgin Islands ("BVI"), the Company is principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company's income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from its losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. BVI has historically outsourced all of the research and clinical development for its programs under a master services agreement with BPI (see Note 18). As a result of providing services under this agreement, BPI was profitable during the years ended December 31, 2017 and 2016, and BPI is subject to taxation in the United States.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

14. Income taxes (Continued)

        The Company's tax provision includes the effects of consolidating the results of operations of BPI, either as a variable interest entity for periods through the acquisition of BPI (see Note 18) or as of December 31, 2017 and 2016 as the Company's wholly owned subsidiary. Due to BPI's history of cumulative losses through September 30, 2016, the Company had recorded no tax benefits for the losses incurred by BPI through that date and had recorded a full valuation allowance against BPI's deferred tax assets, which consisted primarily of its U.S. net operating loss carryforwards for all periods through September 30, 2016. As of December 31, 2016, the Company fully utilized BPI's remaining U.S. net operating loss carryforwards and recorded a full release of the valuation allowance, which did not result in a material impact to the Company's income tax provision.

        As of December 31, 2017, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to the generation of tax credits in excess of forecasted taxes. The Company recorded an income tax provision during the year ended December 31, 2017 of $1,006 which primarily represents an alternative minimum tax liability and certain state taxes for the period.

        Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
BVI	$(130,359)	$(63,677)	$(10,062)
Foreign (U.S.)	4,175	233	(4)

Loss before provision for income taxes	$(126,184)	$(63,444)	$(10,066)

        The provision for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Current income tax provision:
BVI	$—	$—	$—
Foreign (U.S. federal and state)	997	99	—

Total current income tax provision	997	99	—

Deferred income tax provision (benefit):
BVI	—	—	—
Foreign (U.S. federal and state)	9	(9)	—

Total deferred income tax provision (benefit)	9	(9)	—

Total provision for income taxes	$1,006	$90	$—

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

14. Income taxes (Continued)

        A reconciliation of the BVI statutory income tax rate of 0% to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
BVI statutory income tax rate	(0.0)%	(0.0)%	0.0%
Foreign tax rate differential	1.2	0.1	(0.0)
Tax Credits	(2.7)	0.0	0.0
Change in valuation allowance	2.2	(0.0)	0.0
Other	0.1	0.0	0.0

Effective income tax rate	0.8%	0.1%	0.0%

        Net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2017	2016
Deferred tax assets:
Foreign net operating loss carryforwards	$—	$—
Tax credits	2,790	—
Other	1	9

Total deferred tax assets	2,791	9
Deferred tax liabilities:
Other	(7)	—

Total deferred tax liabilities	(7)	—
Valuation allowance	(2,784)	—

Net deferred tax assets	$—	$9

        As of December 31, 2017 and 2016, the Company had no remaining foreign net operating loss carryforwards. The Company had federal and state research and development credits of $2,463 and $414 which begin to expire in 2037.

        On December 22, 2017, the Tax Cuts and Jobs Act ("The Act"), was signed into law, resulting in significant changes to the Internal Revenue Code of 1986, as amended. These changes include a federal statutory rate reduction from 35% to 21%, limitation on the amount of research and development expenses deductible per year beginning in years after 2021, reduction of the Orphan Drug Credit from 50% to 25% of qualified clinical testing expenditures, increased limitations on certain executive compensation, elimination of the Corporate Alternative Minimum Tax, and modifying or repealing other business deductions and credits. The revaluation of our deferred tax assets due to The Act was not material.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

14. Income taxes (Continued)

        Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2017 and 2016 were due primarily to the utilization of U.S. net operating loss carryforwards and were as follows:

	Year Ended December 31,
	2017	2016	2015
Valuation allowance as of beginning of year	$—	$16	$21
Decreases recorded as benefit to income tax provision	—	(16)	(5)
Increases recorded to income tax provision	2,784	—	—

Valuation allowance as of end of year	$2,784	$—	$16

        The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2017 or 2016. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company's statement of operations and comprehensive loss.

        BPI files income tax returns in the U.S. and certain state jurisdictions. BPI's U.S. federal and state income tax returns are subject to tax examinations for the tax year ended December 31, 2014 and subsequent years. There are currently no income tax examinations pending.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

15. Net Loss per Share

  Net Loss per Share

        Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(127,190)	$(63,534)	$(10,066)
Net (income) loss attributable to non-controlling interests	—	143	(4)
Accretion of beneficial conversion feature on Series A preferred shares	(12,006)	—	—

Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(139,196)	$(63,677)	$(10,062)

Denominator:
Weighted average common shares outstanding—basic and diluted	27,845,576	12,608,366	11,009,277

Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(5.00)	$(5.05)	$(0.91)

        The Company's potential dilutive securities, which include stock options and warrants to purchase common shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
Options to purchase common shares	6,151,643	3,864,425	3,247,500
Warrants to purchase common shares	821,751	600,000	275,000

	6,973,394	4,464,425	3,522,500

        In addition to the potentially dilutive securities noted above, as of September 30, 2016, the Company agreed to issue warrants to purchase common shares to each of the Guarantor and

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

15. Net Loss per Share (Continued)

Co-Guarantor of the Credit Agreement (see Note 7). In January 2017, the Company issued the warrants to the Guarantor and Co-Guarantor, pursuant to which each director received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. These warrants are included in the table above for the year ended December 31, 2017.

        The Company had also agreed under its agreements with AstraZeneca and BMS to issue common shares upon the achievement of specified milestones or upon the occurrence of specified events (see Notes 3 and 12). Because the necessary conditions for issuance of the shares had not been met as of December 31, 2016, the Company excluded these shares from the table above and from the calculation of diluted net loss per share for the year ended December 31, 2016. In May 2017, in connection with the completion of its IPO, the Company issued 538,149 common shares to AstraZeneca and 1,345,374 common shares to BMS in full satisfaction of its obligations to contingently issue equity securities pursuant to the license agreements. Accordingly, the table above does not include any shares related to the agreements with AstraZeneca and BMS for the year ended December 31, 2017.

16. Commitments and Contingencies

  Lease Agreement

        In December 2016, the Company entered into an assignment agreement to assume an operating lease for its office space in New Haven, Connecticut. The lease agreement expires in October 2018, and the Company has the option to extend the term through October 2021. In addition, the Company entered into a lease agreement for additional space which expires on June 30, 2018.

        During the year ended December 31, 2017, the Company recorded rent expense of $73. The agreement requires future minimum lease payments for the years ending December 31, 2018 of $44.

        In August 2017, the Company entered into a lease agreement for office space and the related property for its new headquarters in New Haven, Connecticut. The lease commences on January 1, 2018 and will continue for a term of 85 months, with the ability to extend for 120 months. The Company has the option to purchase the property for $2,700.

        The lease will be accounted for under the financing method (see Note 2). During the year ended December 31, 2017, the Company recorded an asset of $2,198 for the fair value of the building of $1,600, landlord improvements of $111 and tenant improvements of $487. The Company has recorded a financing liability of $1,787 related to the lease, of which $362 is recorded within accrued expenses and $1,425 within other long-term liabilities. During the year ended December 31, 2017, the Company recorded $75 in rent expense during the construction period.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

16. Commitments and Contingencies (Continued)

        The leases requires minimum lease payments for the following years ended December 31:

2018	$220
2019	197
2020	202
2021	207
2022	212
Thereafter	458

$1,496

  License Agreements

        The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 13).

  Research Commitments

        The Company has entered into agreements with several CROs to provide services in connection with its preclinical studies and clinical trials. As of December 31, 2017, the Company had committed to minimum payments under these arrangements of $8,149, of which substantially all are due in the year ended December 31, 2018.

  Indemnification Agreements

        In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company's amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2017 or 2016.

  Legal Proceedings

        From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2017, there were no matters which would have a material impact on the Company's financial results.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

17. Related Party Transactions

  License Agreement with Yale

        On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 13). Yale is a related party because the Company's Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement. As partial consideration for the license under the Yale Agreement, on September 30, 2013, the Company issued to Yale 250,000 common shares, representing 5.1% of the Company's then outstanding equity on a fully diluted basis. The fair value of the shares, totaling $152, was recognized as research and development expense at the time of issuance of the shares. During the years ended December 31, 2017, 2016 and 2015, the Company recognized research and development expense under the Yale Agreement of $38, $4 and $84, respectively. As of December 31, 2017 and 2016, the Company owed no amounts to Yale.

  Guarantor and Co-Guarantor Warrants

        The Guarantor and Co-Guarantor of the Credit Agreement with Wells Fargo are each shareholders and members of the board of directors of the Company. The Company issued warrants to the Guarantor and Co-Guarantor in exchange for their respective guaranties (see Notes 8 and 9). The warrants were issued on January 26, 2017, pursuant to which each director received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share.

  Kleo Pharmaceuticals, Inc.

        From August 2016 through December 2017 (see Note 5), the Company has purchased 9,674,543 shares of Kleo for aggregate consideration of $9,979. As part of the purchases, in March 2017, the Company purchased 500,000 shares of Kleo common stock from the then Chief Executive Officer of Kleo. Kleo is a related party because the Company has determined that it exercises significant influence over the operating and financial policies of Kleo. In connection with its investment in Kleo, the Company received the right to designate two members of Kleo's board of directors, who are the Chairman of the Company's board of directors and an outside director of the Company. Also, the President and controlling stockholder of Kleo is a shareholder of the Company. As of December 31, 2017, the Company owned 43.3% of Kleo's outstanding capital stock. The Company has also entered into a clinical development master services agreement with Kleo to assist Kleo with clinical development. As of December 31, 2017, the Company had not performed any services or received any payments under this agreement.

  Biohaven Pharmaceuticals, Inc.

        BPI is a related party because the three founders, each of whom beneficially owned one-third of the equity of BPI prior to the Company's acquisition of BPI on December 31, 2016 (see Note 8), are shareholders of the Company and also serve as the Company's Chairman of the board of directors, Chief Executive Officer and Chief Medical Officer, respectively. On December 31, 2016, the Company acquired 100% of the capital stock of BPI for aggregate purchase consideration of $595 in the form of promissory notes to each of the former stockholders of BPI. In connection with the closing of the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

17. Related Party Transactions (Continued)

Company's IPO in May 2017, the notes were paid in full, including principal of $595, and accrued interest of $9.

  AstraZeneca

        The Company entered into an exclusive license agreement with AstraZeneca in October 2016. As part of the consideration under the agreement and in connection with the completion of the Series A First Closing in October 2016 and the completion of the IPO in May 2017, AstraZeneca received shares of the Company's stock (see Notes 1 and 13).

  Bristol Myers-Squibb Company

        The Company entered into an exclusive license agreement with BMS in July 2016. As part of the consideration under the agreement and in connection with the completion of the Company's IPO in May 2017, BMS received shares of the Company's stock (see Notes 1 and 13). The Company recorded $5,000 of research and development expense related to a payment made during the year ended December 31, 2017 for the achievement of a specified milestone.

18. Acquisition of Biohaven Pharmaceuticals, Inc.

        The Company has historically outsourced all of the research and clinical development for its programs under a master services agreement (the "MSA") with BPI. The three founders of BPI, each of whom beneficially owned one-third of the equity of BPI prior to the Company's acquisition of BPI on December 31, 2016, are shareholders of the Company and also serve as the Company's Chairman of the board of directors, Chief Executive Officer, and Chief Medical Officer, respectively (see Note 17). BPI is a contract research organization whose only customer is the Company. Since its incorporation, substantially all of the operations of BPI have been performed in service to the Company under the terms of the MSA, and substantially all of the funding for the operations of BPI was provided by the Company.

        The Company determined that (i) it has the authority to direct the activities of BPI that most significantly impact the economics of the entity and (ii) the equity at risk in BPI is insufficient to finance its operations. As a result, the Company is deemed to have had a variable interest in BPI, and BPI is deemed to be a variable interest entity ("VIE") of which the Company is the primary beneficiary. Since the date of the Company's incorporation in September 2013, the Company has consolidated the results of BPI. Upon original consolidation, the Company applied purchase accounting by recording the fair values of BPI's assets acquired and liabilities assumed, which were determined to be zero because BPI had not yet commenced any operations. For the year ended December 31, 2016, 100% of the equity in BPI was reflected as a net loss attributable to non-controlling interest on the consolidated statement of operations and comprehensive loss.

        On December 31, 2016, the Company entered into stock purchase agreements with each of the stockholders of BPI, acquiring 100% of the issued and outstanding shares of BPI for aggregate purchase consideration of $595, and as a result, for periods subsequent to the acquisition, the Company no longer reports any non-controlling interest related to BPI.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

18. Acquisition of Biohaven Pharmaceuticals, Inc. (Continued)

        The Company funded the acquisition through the issuance of promissory notes to each of the former stockholders of BPI. In May 2017, in connection with the completion of the IPO, the notes became immediately due and payable, and the Company paid the notes, including principal and unpaid interest, in full.

        Because the Company consolidated BPI as a VIE prior to the acquisition, the acquisition of all of the capital stock of BPI did not result in a change of control for accounting purposes and was accounted for as an equity transaction. Accordingly, as of the acquisition date, the $86 carrying value of the non-controlling interest on December 31, 2016 was derecognized and the difference between the carrying value of the non-controlling interest of $86 and the purchase price of $595 was recorded as a $509 reduction to additional paid-in capital. There were no changes to this accounting treatment of BPI during the year ended December 31, 2017.

        For the years ended December 31, 2016 and 2015 when the Company consolidated BPI as a VIE, the Company recorded net income and a (loss) of $143 and $(4), respectively, attributable to non-controlling interests.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

19. Quarterly Financial Data (Unaudited)

        The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating expenses:
Research and development	$10,740	$21,019	$34,996	$22,686
General and administrative	3,757	4,199	4,571	5,614

Total operating expenses	14,497	25,218	39,567	28,300

Loss from operations	(14,497)	(25,218)	(39,567)	(28,300)

Other income (expense):
Interest expense	(305)	(362)	(239)	—
Interest income	—	—	10	(10)
Change in fair value of warrant liability	(454)	(2,629)	(2,426)	2,268
Change in fair value of derivative liability	289	223	—	—
Change in fair value of contingent equity liability	(3,375)	(9,707)	—	—
Loss from equity method investment	(218)	(348)	(638)	(681)

Total other income (expense), net	(4,063)	(12,823)	(3,293)	1,577

Loss before provision for income taxes	(18,560)	(38,041)	(42,860)	(26,723)
Provision for income taxes	193	399	55	359

Net loss and comprehensive loss	(18,753)	(38,440)	(42,915)	(27,082)
Net (income) loss attributable to non-controlling interests	—	—	—	—
Accretion of beneficial conversion feature on Series A preferred shares	(4,000)	(8,006)	—	—

Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(22,753)	$(46,446)	$(42,915)	$(27,082)

Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(1.74)	$(1.78)	$(1.19)	$(0.75)

Weighted average common shares outstanding—basic and diluted	13,088,861	26,038,192	35,930,698	35,984,111

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

19. Quarterly Financial Data (Unaudited) (Continued)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating expenses:
Research and development	$2,370	$5,722	$27,045	$20,392
General and administrative	613	1,124	920	2,452

Total operating expenses	2,983	6,846	27,965	22,844

Loss from operations	(2,983)	(6,846)	(27,965)	(22,844)

Other income (expense):
Interest expense	—	—	(93)	(292)
Interest income	—	—	—	—
Change in fair value of warrant liability	—	—	2	152
Change in fair value of derivative liability	(3)	27	(129)	40
Change in fair value of contingent equity liability	—	—	—	(2,263)
Loss from equity method investment	—	—	(75)	(172)

Total other income (expense), net	(3)	27	(295)	(2,535)

Loss before provision for income taxes	(2,986)	(6,819)	(28,260)	(25,379)
Provision for income taxes	—	—	—	90

Net loss and comprehensive loss	(2,986)	(6,819)	(28,260)	(25,469)
Net (income) loss attributable to non-controlling interests	35	(16)	50	(212)
Accretion of beneficial conversion feature on Series A preferred shares	—	—	—	—

Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(2,951)	$(6,835)	$(28,210)	$(25,681)

Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(0.25)	$(0.55)	$(2.16)	$(1.96)

Weighted average common shares outstanding—basic and diluted	11,776,429	12,507,956	13,050,446	13,088,500

        During the quarter ended December 31, 2017, the Company recorded a $3,294 out-of-period adjustment to increase share-based compensation expense. Management has concluded that the error is not material to the current or prior period financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

20. Subsequent Events

  Purchase of Kleo Common Stock

        On January 5, 2018, the Company purchased 1,375,000 shares of Kleo common stock for cash consideration of $1,375 in satisfaction of the fourth and final of a series of The Company's purchase commitments pursuant to the Securities Purchase Agreement between Kleo and the Company. The Company's purchase of 1,375,000 shares of Kleo's common stock in January 2018 resulted in an increase in its ownership interest in Kleo to 46.6% of the outstanding stock of Kleo, compared with 43.3% as of December 31, 2017 (see Note 5).

  Exercise of ALS Biopharma Warrant

        In January 2018, ALS Biopharma exercised a warrant for the purchase of 275,000 shares through a net share settlement. The Company issued 228,119 shares as a result of the exercise (see Note 9).

  Catalent Agreement for Rimegepant

        In January 2018, the Company entered into a development and license agreement with Catalent pursuant to which we obtained certain license rights to the Zydis ODT technology for use with rimegepant. If Company obtains regulatory approval or launches a rimegepant product that utilizes the Zydis ODT technology, the Company is obligated to pay Catalent up to $1,500 upon the achievement of specified regulatory and commercial milestones. If the Company commercializes a rimegepant product that utilizes the Zydis ODT technology, the agreement permits the Company to purchase the commercial product from Catalent at a fixed price, inclusive of a royalty. Under the agreement, Catalent will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party until 2031, subject to certain minimum commercial revenues.

        Under this agreement, the Company is responsible for conducting clinical trials and for preparing and filing regulatory submissions. The Company has the right to sublicense its rights under the agreement subject to Catalent's prior written consent. Catalent has the right to enforce the patents covering the Zydis Technology and to defend any allegation that a formulation using Zydis technology, such as BHV-3000, infringes a third party's patent.

        This agreement terminates on a country-by-country basis upon the later of (i) 10 years after the launch of the most recently launched product in such country and (ii) the expiration of the last valid claim covering each product in such country, unless earlier voluntarily terminated by the Company. This agreement automatically extends for one-year terms unless either party gives advance notice of intent to terminate. In addition, Catalent may terminate the agreement either in its entirety or terminate the exclusive nature of this agreement on a country-by-country basis if the Company fails to meet specified development timelines, which it may extend in certain circumstances.