Form 10-Q
period 2018-03-31
Biohaven Pharmaceutical Holding Co Ltd.
filed 2018-05-15
CIK 1689813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, the registrant had 38,885,168 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash	$104,206	$131,468
Prepaid expenses and other current assets	10,467	5,197
Total current assets	114,673	136,665
Property and equipment, net	2,936	2,344
Equity method investment (Note 5)	8,494	7,847
Other assets	32	32
Total assets	$126,135	$146,888

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$9,051	$4,721
Accrued expenses	7,814	4,708
Total current liabilities	16,865	9,429
Warrant liability	—	4,021
Other long-term liabilities	1,454	1,467
Total liabilities	18,319	14,917
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, no par value; 200,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 38,607,017 and 36,057,748 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	367,730	311,061
Additional paid-in capital	28,194	23,556
Accumulated deficit	(288,108)	(202,646)
Total shareholders’ equity	107,816	131,971
Total liabilities and shareholders’ equity	$126,135	$146,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating expenses:
Research and development	$75,579	$10,740
General and administrative	7,857	3,757
Total operating expenses	83,436	14,497
Loss from operations	(83,436)	(14,497)
Other income (expense):
Interest expense	(8)	(305)
Change in fair value of warrant liability	(1,182)	(454)
Change in fair value of derivative liability	—	289
Change in fair value of contingent equity liability	—	(3,375)
Loss from equity method investment	(728)	(218)
Other	(21)	—
Total other income (expense), net	(1,939)	(4,063)
Loss before provision for income taxes	(85,375)	(18,560)
Provision for income taxes	87	193
Net loss and comprehensive loss	(85,462)	(18,753)
Accretion of beneficial conversion feature on Series A preferred shares	—	(4,000)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(85,462)	$(22,753)

Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(2.32)	$(1.74)
Weighted average common shares outstanding—basic and diluted	36,793,090	13,088,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(85,462)	$(18,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,088	1,886
Depreciation expense	17	4
Non-cash interest expense	—	280
Change in fair value of warrant liability	1,182	454
Change in fair value of derivative liability	—	(289)
Change in fair value of contingent equity liability	—	3,375
Loss from equity method investment	728	218
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,270)	(480)
Accounts payable	4,224	2,656
Accrued expenses	(27)	2,991
Other long-term liabilities	(13)	6
Net cash used in operating activities	(81,533)	(7,652)
Cash flows from investing activities:
Purchases of property and equipment	(357)	(21)
Purchase of equity method investment	(1,375)	(1,624)
Net cash used in investing activities	(1,732)	(1,645)
Cash flows from financing activities:
Proceeds from issuance of common shares	55,000	—
Proceeds from issuance of Series A preferred shares	—	40,000
Payments of offering costs	—	(2,049)
Proceeds from exercise of stock options	1,003	—
Net cash provided by financing activities	56,003	37,951
Net increase (decrease) in cash	(27,262)	28,654
Cash at beginning of period	131,468	23,692
Cash at end of period	$104,206	$52,346
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$25
Cash paid for income taxes	$80	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$2,987	$1,515
Deferred Series A offering costs included in accrued expenses	$—	$65
Beneficial conversion feature on Series A preferred shares	$—	$12,006
Accretion of beneficial conversion feature on Series A preferred shares	$—	$4,000
Issuance of Series A preferred shares as payment of offering costs	$—	$1,242
Issuance of common shares as payment of equity investment	$—	$352

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1.   Nature of the Business and Basis of Presentation

Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us” or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. The Company is a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. The Company’s product candidates are small molecules based on two distinct mechanistic platforms—calcitonin gene-related peptide (“CGRP”) receptor antagonists and glutamate modulators—which the Company believes have the potential to alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large markets and orphan indications. The most advanced product candidate from the Company’s CGRP receptor antagonist platform is rimegepant, which the Company is developing for the acute treatment of migraine and for which it completed two Phase 3 clinical trials, with topline results reported in the first quarter 2018.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts may require additional capital, additional personnel and infrastructure, and further regulatory and other capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

Initial Public Offering

In May 2017, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the Securities and Exchange Commission. The IPO closed in May 2017 and the Company issued and sold 9,900,000 common shares at a public offering price of $17.00 per share for net proceeds of $152,651 after deducting underwriting discounts and commissions of $11,781 and other offering expenses of approximately $3,868. Upon the closing of the IPO, all convertible preferred shares then outstanding converted into an aggregate of 9,358,560 common shares. In addition, in May 2017, the underwriters of the IPO fully exercised their option to purchase additional shares, and the Company issued and sold 1,485,000 common shares for net proceeds of $23,478 after deducting underwriting discounts and commissions of $1,767. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering costs, were $176,128.

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Through March 31, 2018, the Company has funded its operations primarily with proceeds from sales of preferred and common shares and proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $85.5 million and $18.8 million during the three months ended March 31, 2018 and 2017, respectively. In addition, as of March 31, 2018, the Company had an accumulated deficit of $288.1 million. The Company expects to continue to generate operating losses for the foreseeable future. As of May 15, 2018, the issuance date of these condensed consolidated financial statements, the Company expects that its cash of $104.2 million as of March 31, 2018 will be sufficient to fund operating expenses, financial commitments and other cash requirements through December 31, 2018. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements were issued.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018 and the results of its operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, we adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The adoption of this new guidance had no impact on our financial position or operating results.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Effective January 1, 2018, we adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires entities to show the change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents within the statement of cash flows. The guidance is effective retrospectively.  As a result, we have retrospectively included restricted cash in the beginning and ending cash totals, for three months ended March 31, 2017 on the Condensed Consolidated Statement of Cash Flows, and no longer separately present transfers between unrestricted cash and restricted cash. The Company did not have restricted cash as of March 31, 2018, or December 31, 2017.

Effective January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this new guidance had no impact on our financial position or operating results.

Recently Issued Accounting Pronouncements

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

3.   Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability	$—	$—	$4,021	$4,021
	$—	$—	$4,021	$4,021

The Company held no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2018.

Valuation of Warrant Liability

The warrant liability in the table above is composed of the fair value of warrants to purchase common shares that the Company issued to two of its directors in connection with a guarantee of its obligations under a credit agreement (see Note 7). On January 26, 2018, the anti-dilution price protection provisions contained within the warrants expired. Due to the expiration of these provisions, the Company discontinued classification of these warrants as a liability, and has accordingly reclassified them to Additional paid-in capital within Shareholders equity. On expiration, the fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The Company utilized the Black-Scholes option pricing model to value the warrant liability. The Black-Scholes option pricing model incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the number of shares for which the warrants will be exercisable, the fair value per share of the underlying common shares issuable upon exercise of the warrants, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares. The fair value per share of the Company’s common shares was based on the closing trading price of the shares on January 26, 2018, the day of expiration, and the increase in the fair value of the common shares during the time period from December 31, 2017 to expiration is the primary reason for the increase in the fair value of the warrant liability during the same period. The Company was a private company prior to its IPO in May 2017 and therefore lacks company-specific historical and implied volatility information of its shares. Therefore, it estimated its

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

expected share volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future.

Valuation of Derivative Liability

The fair value of the derivative liability recognized in connection with the Company’s license agreement with Yale (see Note 14) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a Monte-Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of the expected share prices. The Monte-Carlo simulation incorporated assumptions and estimates to value the derivative liability, including the amount of the payment, the settlement date, the trading price of the Company’s common shares, the risk-free interest rate and the expected volatility of the price of the underlying common shares. The Company continued to remeasure the derivative liability to fair value at each reporting date and recognized any changes in the fair value of the derivative liability.

Valuation of Contingent Equity Liability

Bristol-Myers Squibb Company (“BMS”). The fair value of the contingent equity liability recognized in connection with the Company’s license agreement with BMS (see Note 14) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent equity liability was determined using the PWERM, which considered as inputs the probability of occurrence of events that would trigger the issuance of shares, the expected timing of such events, the value of the contingently issuable equity and a risk-adjusted discount rate. As of December 31, 2016, the assumed probability of occurrence of the event that was most probable of triggering the issuance of shares was 75%, the expected timing of such an event was estimated to be less than one year, the value of the contingently issuable equity was $18,750 and the discount rate was assessed to be 0%. As of March 31, 2017, the assumed probability of occurrence of the event that was most probable of triggering the issuance of shares was 85%, the expected timing of such an event was estimated to be less than one year, the value of the contingently issuable equity was $18,750 and the discount rate was assessed to be 0%. Based on these inputs, the Company determined that the fair value of the contingent equity liability was $14,063 as of December 31, 2016 and $15,938 as of March 31, 2017.

AstraZeneca. The fair value of the contingent equity liability recognized in connection with the Company’s license agreement with AstraZeneca was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent equity liability was determined using the PWERM, which considered as inputs the probability of occurrence of events that would trigger the issuance of shares, the expected timing of such events, the value of the contingently issuable equity and a risk-adjusted discount rate. The contingently issuable equity is issuable in two tranches, each for a fixed dollar amount of $5,000, for a total amount of $10,000. Using the PWERM, the Company assessed the fair value of each tranche of the contingent equity liability separately.

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The following table provides a rollforward of the aggregate fair values of the Company’s warrant liability, derivative liability and contingent equity liability, for which fair value is determined by Level 3 inputs:

	Warrant	Derivative	Contingent
	Liability	Liability	Equity Liability

Balance at December 31, 2017	$4,021	$—	$—
Change in fair value	1,182	—	—
Reclassification to equity	(5,203)
Balance at March 31, 2018	$—	$—	$—

Balance at December 31, 2016	$780	$512	$18,938
Change in fair value	454	(289)	3,375
Balance at March 31, 2017	$1,234	$223	$22,313

During the three months ended March 31, 2018 and 2017 there were no transfers between Level 1, Level 2 and Level 3.

Beneficial Conversion Feature

In connection with the second tranche closing of Series A preferred shares (see Note 9) in February 2017, the Company determined that the conversion option associated with the shares sold met the definition of a beneficial conversion feature (“BCF”) as the fair value of the underlying common shares exceeded the adjusted conversion price. The BCF was recognized at its fair value of $12,006 as a reduction to the carrying value of the Series A preferred shares and a corresponding adjustment to additional paid-in capital. The fair value was determined using Level 3 inputs, equal to the product of the number of shares sold in the second tranche closing multiplied by the difference between the adjusted conversion price and the per share value of common shares at the commitment date (see Note 9). In May 2017, upon the completion of the Company’s IPO, all of the outstanding Series A preferred shares were automatically converted into an aggregate of 9,358,560 common shares. Upon conversion of the Series A preferred shares, the remaining unamortized BCF was reclassified to additional paid-in capital as a deemed dividend.

4.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2018	2017

Prepaid clinical trial costs	$10,088	$4,642
Prepaid insurance	165	455
Other	214	100
	$10,467	$5,197

5.   Equity Method Investment

On August 29, 2016, the Company executed a stock purchase agreement with Kleo Pharmaceuticals, Inc. (“Kleo”), a privately held Delaware corporation, to purchase 3,000,000 shares of Kleo’s common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock, in each case at a share price of $1.00 per share (the “Kleo SPA”). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The Company purchased 3,000,000 shares upon the initial closing on August 31, 2016, and the remaining 5,500,000 shares were to be purchased in four equal tranches of 1,375,000 shares beginning six months from the initial closing and then every three months thereafter. In connection with the initial investment, the Company received the right to designate two of the members of Kleo’s board of directors. The Company completed all four of remaining tranche purchases in March, June, October 2017 and January 2018, with each tranche purchase consisting of 1,375,000 shares for cash consideration of $1,375.

In March 2017, the Company purchased 500,000 shares of Kleo common stock directly from a co-founder of Kleo for consideration of $250 in cash and 32,500 common shares of the Company.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

In addition to these purchases, in October 2017, the Company purchased an additional aggregate of 2,049,543 shares for cash consideration of $2,253 which allowed the Company to maintain its relative ownership interest in Kleo. As of March 31, 2018, the Company’s ownership interest in the outstanding stock of Kleo was 46.6%.

The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of March 31, 2018 and December 31, 2017, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.

The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company’s proportional share of Kleo’s net income or loss in each period. The difference between the cost of the Company’s investments in Kleo and its proportionate share of the net assets of Kleo was allocated to goodwill and indefinite-lived intangible assets. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo’s net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo of $728 and $218 for its proportionate share of Kleo’s net loss for the three months ended March 31, 2018 and 2017, respectively.

The carrying value of the Company’s investment in Kleo was $8,494 and $7,847 as of March 31, 2018 and December 31, 2017, respectively, and is reported as equity method investment on the consolidated balance sheet. The carrying value of the investment represents the Company’s maximum loss exposure as of March 31, 2018.

The following table provides a roll forward of the carrying value of the Company’s equity method investment:

Carrying Value

Balance at December 31, 2017	$7,847
Purchases of Kleo common stock	1,375
Loss recognized in connection with equity method investment	(728)
Balance at March 31, 2018	$8,494

Balance at December 31, 2016	$2,753
Purchases of Kleo common stock	1,976
Loss recognized in connection with equity method investment	(218)
Balance at March 31, 2017	$4,511

Summarized unaudited financial information for Kleo is as follows:

	March 31,	December 31,
	2018	2017
Current assets	$8,025	$8,388
Total assets	$8,370	$8,746
Current liabilities	$1,296	$1,415
Total liabilities	$3,808	$4,201

	Three Months Ended	Three months ended
	March 31, 2018	March 31, 2017
Revenue	$—	$—
Loss from operations	$(1,796)	$(1,174)
Net loss	$(1,781)	$(1,169)

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

6.   Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2018	2017

Accrued employee compensation and benefits	$753	$89
Accrued clinical trial costs	4,601	3,582
Accrued professional fees	1,594	390
Accrued lease liability	353	362
Other	513	285
	$7,814	$4,708

7.   Notes Payable

Credit Agreement

On August 30, 2016, the Company entered into a one-year credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) providing for a term loan in the principal amount of $5,000 (the “Loan”) and borrowed the full $5,000 available under the Credit Agreement. In connection with the agreement, the Company issued warrants to two members of the Company’s Board of Directors in exchange for providing a guarantee on the debt (Note 8).  The Credit Agreement was fully satisfied with a principal repayment to Wells Fargo of $5,000 on August 31, 2017.

The Company recognized interest expense of $298 during the three months ended March 31, 2017.  The Company recognized $273 related to the accretion of the debt discount during the three months ended March 31, 2017.

8.   Warrants

Guarantor and Co-Guarantor Warrants

In connection with entering into a credit agreement (see Note 7), the Company issued warrants to purchase common shares to two of the Company’s directors in connection with a guarantee of its obligations under the agreement (see Note 7). The Company previously classified the warrants as a liability on its consolidated balance sheet because each warrant represented a freestanding financial instrument that was not indexed to the Company’s own shares. The warrant liability was initially recorded at fair value upon entering into the credit agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability was recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

On January 26, 2018, the anti-dilution price protection provisions contained within the warrants issued to each of the guarantor and co-guarantor of the Credit Agreement (see Note 7) expired. Both the guarantor and co-guarantor are members of the Company’s Board of Directors.

Changes in the fair value of the warrant liability, until expiration of the anti-dilution price protection provisions, are recognized as a component of other income (expense), net in the Company’s consolidated statement of operations and comprehensive loss.  Upon expiration of the provision, the Company discontinued classification of these warrants as a liability, and has accordingly reclassified the fair value of $5,203 to Additional Paid-In Capital within Shareholders’ Equity.

The fair value of the warrant liability was $4,021 at December 31, 2017. The Company recorded expense of $1,182 and income of $454 within other income (expense), net in the consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

9. Convertible Preferred Shares

In October 2016, the Company issued and sold an aggregate of 4,305,209 Series A preferred shares (the “Series A First Closing”). The preferred share purchase agreement provided for the issuance of additional Series A preferred shares in a second and final tranche (the “Series A Second Closing”). Also, in October 2016, the Company issued 538,150 Series A preferred shares in satisfaction of the obligation to issue the first tranche of contingently issuable equity under the Company’s license agreement with AstraZeneca.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

In February 2017, the Company completed the Series A Second Closing through the issuance and sale of an aggregate of 4,305,182 Series A preferred shares. The conversion option associated with the Series A preferred shares sold in the second closing met the definition of a BCF as the fair value of the underlying common shares exceeded the stated conversion price. Upon the sale and issuance of the Series A preferred shares, $2,406 of the BCF was immediately accreted, as this represented the difference between the stated conversion price and per share value of the common shares. The remaining portion of the BCF was being amortized using the effective interest method over the period from the date of issuance to the date of the earliest possible conversion, October 1, 2017.

In May 2017, upon the completion of the Company’s IPO, all of the outstanding Series A preferred shares were automatically converted into an aggregate of 9,358,560 common shares. Upon conversion of the Series A preferred shares, the remaining unamortized BCF was reclassified to additional paid-in capital as a deemed dividend.

10.   Common Shares

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through March 31, 2018, no dividends had been declared.

Private Placement

On March 9, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company, in a private placement, agreed to issue and sell to the Investors an aggregate of 2,000,000 of the Company’s common shares, without par value (the “Common Shares”), at a price of $27.50 per share, for net proceeds of $52.0 million (the “Private Placement”) after deducting underwriting discounts and commissions of $2.8 million and other offering expenses of $0.2 million. The transaction closed on March 14, 2018.  Subsequent to the closing of the Private Placement, the Company paid BMS the $50 million upfront payment under the BMS Amendment (see Note 12).

Agreement with ALS Biopharma, LLC and Fox Chase Chemical Diversity Center Inc.

In January 2018, ALS Biopharma exercised a warrant for the purchase of 275,000 shares through a net share settlement, resulting in an issuance of 228,119 shares.

In April 2018, ALS Biopharma exercised a warrant for the purchase of 325,000 shares through a net share settlement, resulting in an issuance of 261,140 shares.

11.   Net Loss per Share

Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended March 31,
	2018	2017

Numerator:
Net loss	$(85,462)	$(18,753)
Accretion of beneficial conversion feature on Series A preferred shares	—	(4,000)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(85,462)	$(22,753)

Denominator:
Weighted average common shares outstanding—basic and diluted	36,793,090	13,088,861

Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(2.32)	$(1.74)

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The Company’s potential dilutive securities, which include stock options and warrants to purchase common shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders of the Company is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
Options to purchase common shares	5,979,093	4,345,344
Warrants to purchase common shares	546,751	815,000
	6,525,844	5,160,344

12.  License and Other Agreements

Catalent Agreement for Rimegepant

In January 2018, the Company entered into an exclusive world-wide license and development agreement with Catalent pursuant to which we obtained certain license rights to the Zydis ODT technology for use with rimegepant. If the Company obtains regulatory approval or launches a rimegepant product that utilizes the Zydis ODT technology, the Company is obligated to pay Catalent up to $1,500 upon the achievement of specified regulatory and commercial milestones. If the Company commercializes a rimegepant product that utilizes the Zydis ODT technology, the agreement permits the Company to purchase the commercial product from Catalent at a fixed price, inclusive of a royalty. Under the agreement, Catalent will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party until 2031, subject to certain minimum commercial revenues.

Under this agreement, the Company is responsible for conducting clinical trials and for preparing and filing regulatory submissions. The Company has the right to sublicense its rights under the agreement subject to Catalent’s prior written consent. Catalent has the right to enforce the patents covering the Zydis Technology and to defend any allegation that a formulation using Zydis technology, such as rimegepant, infringes a third party’s patent.

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

Amendment to License Agreement with Bristol-Myers Squibb Company

In March 2018, the Company entered into an Amendment to License Agreement (the “BMS Amendment”) with BMS, which amends the License Agreement between the Company and BMS from July 2016 (the “Original License Agreement” and, as amended by the BMS Amendment, the “BMS License Agreement”). Under the BMS Amendment, the Company paid BMS an upfront payment of $50 million in return for a low single digit reduction in the royalties payable on net sales of rimegepant and a mid-single digit reduction in the royalties payable on net sales of BHV-3500. Under the Original License Agreement, the Company was obligated to make tiered royalty payments based on annual worldwide net sales of licensed products upon their approval and commercialization, with percentages in the low- to mid-teens.

The BMS Amendment also removes BMS’s right of first negotiation to regain its intellectual property rights or enter into a license agreement with the Company following the Company’s receipt of topline data from its Phase 3 clinical trials with rimegepant, and clarifies that antibodies targeting CGRP are not prohibited as competitive compounds under the non-competition clause of the BMS License Agreement.

The BMS License Agreement continues to provide the Company with exclusive global development and commercialization rights to rimegepant, BHV-3500 and related CGRP molecules, as well as related know-how and intellectual property. The Company’s obligations to make development and commercial milestone payments to BMS under the BMS License Agreement remain unchanged.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

13.  Commitments and Contingencies

Summarized below are the matters previously described in Note 16 of the Notes to the Consolidated Financial Statements in our 2017 Form 10-K, updated as applicable.

Lease Agreement

In December 2016, the Company entered into an assignment agreement to assume an operating lease for its office space in New Haven, Connecticut. The lease agreement expires in October 2018, and the Company has the option to extend the term through October 2021. In addition, the Company entered into a lease agreement for additional space which expires on June 30, 2018.

During the three months ended March 31, 2018, the Company recorded rent expense of $24. The agreement requires future minimum lease payments for the remainder of the year ending December 31, 2018 of $20.

In August 2017, the Company entered into a lease agreement for office space and the related property for its new headquarters in New Haven, Connecticut. The lease has a term of 85 months and commenced on January 1, 2018, with the ability to extend to 120 months. The Company has the option to purchase the property for $2,700.

During the three months ended March 31, 2018 the Company capitalized $565 in construction costs and recorded $32 in rent expense during the construction period.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments.  License agreements generally require us to pay annual maintenance fees and future payments upon the attainment of agreed upon development and/or commercial milestones.  These agreements may also require minimum royalty payments based on sales of products developed from the applicable technologies, if any.

Research Commitments

The Company has entered into agreements with several CROs to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2018 or December 31, 2017.

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2018, there were no matters which would have a material impact on the Company’s financial results.

14.   Related Party Transactions

License Agreement with Yale

On September 30, 2013, the Company entered into an agreement with Yale University (“Yale”). Yale is a related party because the Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement. As partial consideration for the license under the Yale Agreement, on September 30, 2013, the Company issued to Yale 250,000 common shares, representing 5.1% of the Company’s then outstanding equity on a fully diluted basis. The fair value of the shares, totaling $152, was recognized as research and development expense at the time of issuance of the shares. During the three months ended March 31, 2018 and 2017, the Company recognized no material research and development expenses under the Yale Agreement, and as of March 31, 2018 and December 31, 2017, owed no material amounts to Yale.

Relationship with Yale University

Dr. Coric, our Chief Executive Officer, previously served as an associate clinical professor of psychiatry at Yale. While previously employed by Yale, Dr. Coric was a co-inventor of some of the patents that we license from Yale. Under Yale's policies, as a co-inventor Dr. Coric is entitled to receive a share of any royalties that we pay to Yale under the agreement with respect to the covered intellectual property and any proceeds from Yale's sale of the common shares we issued to Yale in connection with the license agreement. During 2017, Yale sold the common shares and, pursuant to Yale's policies, Dr. Coric received a payment from Yale of $0.6 million in March 2018.

Kleo Pharmaceuticals, Inc.

On August 29, 2016, the Company executed a stock purchase agreement with Kleo to purchase 3,000,000 shares of Kleo common stock at a purchase price of $1.00 per share in an initial closing, which was completed on August 31, 2016, and committed to purchase an aggregate 5,500,000 additional shares of Kleo common stock at a purchase price of $1.00 per share (see Note 5). Kleo is a related party because the Company has determined that it exercises significant influence over the operating and financial policies of Kleo. In connection with its investment in Kleo, the Company received the right to designate two members of Kleo’s board of directors, who are the Chairman of the Company’s board of directors and another outside director of the Company. Also, the President and controlling stockholder of Kleo is a shareholder of the Company. The Company completed the last of four scheduled tranche purchases in January 2018, consisting of 1,375,000 shares for cash consideration of $1,375.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. Our product candidates are small molecules based on two distinct mechanistic platforms—calcitonin gene-related peptide (“CGRP”) receptor antagonists and glutamate modulators—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large markets and orphan indications.

Our programs include the following:

Product	Platform	Indication	Development Stage
Rimegepant	CGRP	Acute treatment of migraine	Two pivotal Phase 3 clinical trials complete; additional Phase 3 ODT and long-term safety ongoing
BHV-3500	CGRP	Acute treatment and prevention of migraine	Pre-clinical
Trigriluzole	Glutamate	Ataxias	Phase 2/3 in SCA complete; Extension trial ongoing
Trigriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Phase 2/3 ongoing
Trigriluzole	Glutamate	Alzheimer’s disease	Phase 2 expected to commence in second quarter 2018
BHV-0223	Glutamate	Amyotrophic Lateral Sclerosis (“ALS”)	Bioequivalence Study complete; NDA filing with FDA expected in second half 2018
BHV-5000	Glutamate	Neuropsychiatric disorders such as Rett Syndrome	Phase 1 study completed dosing

CGRP Platform

In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and BHV-3500 through a license agreement with Bristol-Myers Squibb Company (“BMS”).

Rimegepant

The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute treatment of migraine. In March 2018, we announced positive topline data from our first two pivotal Phase 3 trials.  In each trial, treatment with a single 75 mg dose of rimegepant met the co-primary efficacy endpoints of the trial, which were superiority to placebo, at two hours post-dose, on measures of pain freedom and freedom from the patient’s most bothersome symptom.  In addition to achieving both co-primary endpoints in each of the trials, rimegepant also was observed to be both safe and well-tolerated in the trials, with a safety profile similar to placebo.  The efficacy and safety profile of rimegepant has now been observed across three randomized controlled trials to date.  The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the U.S. Food and Drug Administration (“FDA”) and provide the basis for a planned submission of a new drug application (“NDA”) to the FDA in 2019.

In August 2017, we commenced a long-term safety study of rimegepant in patients with migraine, and we expect sufficient clinical data needed for filing an NDA will be available by the end of 2018. Additionally, this program will also be supported by results of fourteen completed (enrollment and treatment completed) Phase 1 studies, one ongoing Phase 1 study, as well as three additional Phase 1 studies planned to commence in the second half of 2018.

A third Phase 3 clinical trial with a bioequivalent orally dissolving tablet (“ODT”) formulation of rimegepant was commenced in February 2018, and we expect this trial to be completed in the fourth quarter of 2018. Additionally, in November 2017, we received agreement from the FDA of an initial pediatric study plan. In February 2018, a request for scientific advice for rimegepant was submitted to the Committee for Medicinal Products for Human Use, or CHMP, a committee of the European Medicines Agency, or EMA, and we anticipate receiving feedback in the second quarter of 2018.

BHV-3500

We intend to submit an investigational new drug application (“IND”) for BHV-3500, our third generation CGRP receptor antagonist, in the second half of 2018 and expect to initiate a Phase 1 clinical trial in the second half of 2018 to permit us to commence later stage clinical trials.

Glutamate Platform

We are developing three product candidates that modulate the body’s glutamate system. Two of these product candidates, trigriluzole and BHV-0223, act as glutamate transporter modulators, while our product candidate BHV-5000 is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.

Trigriluzole for ataxias

We are developing trigriluzole for the treatment of ataxias, with an initial focus on spinocerebellar ataxia (“SCA”). We have received both orphan drug designation and fast track designation from the U.S. Food and Drug Administration for trigriluzole for the treatment of SCA. In October 2017, we reported topline data from the 8-week randomization period from the Phase 2/3 clinical trial in SCA. At the eight week time point, trigriluzole did not statistically differentiate from placebo. Based on post-hoc subgroup analyses we are in discussions with the FDA regarding the potential for further development of trigriluzole in ataxias, and the FDA has expressed willingness to accept a modification of our study's primary endpoint, the Scale for Assessment and Rating of Ataxia, also called SARA, as an acceptable registrational endpoint. The 48-week extension phase of the SCA trial is ongoing, and we are continuing to assess the data from the trial. We have observed a favorable safety and tolerability profile with trigriluzole during both the randomization period and the extension phase to date.

Trigriluzole for Other Indications

A Phase 2 double-blind, randomized controlled trial on the use of trigriluzole in OCD commenced in December 2017. In addition, a Phase 2 double-blind, randomized controlled trial of trigriluzole in the treatment of mild-to-moderate Alzheimer’s disease is being advanced in collaboration with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. This study is expected to commence in the second quarter of 2018.

BHV-0223

We are developing BHV-0223 for the treatment of ALS. In December 2016, we received orphan drug designation from the FDA for BHV-0223 to treat ALS. In January 2018, we announced results of a bioequivalence study with BHV-0223 and marketed riluzole. These results demonstrated bioequivalence, thus providing pivotal data that we believe will enable submission of a new drug application (“NDA”) to the FDA and allow us to pursue the regulatory approval of BHV-0223 for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act. In addition, we submitted an IND to the FDA in late 2017, with the first study assessing tolerability in dysphagic patients with ALS. This study completed dosing in April 2018. We also started an additional tolerability study with 8-week dosing in ALS patients in the first quarter of 2018. A pre-NDA meeting with the FDA was held in March 2018, and we plan on submitting an NDA in the second half of 2018.

BHV-5000

We are also developing BHV-5000, an orally available, first-in-class, low-trapping NMDA receptor antagonist, for the treatment of neuropsychiatric diseases. One key target indication is the treatment of symptoms associated with Rett syndrome. Rett syndrome is a rare and severe genetic neurodevelopmental disorder for which no approved treatments are currently available. Other disorders of interest include neuropathic pain and treatment-resistant major depressive disorder. We acquired worldwide rights to BHV-5000 under an exclusive license agreement with AstraZeneca AB (“AstraZeneca”) in October 2016. We selected a lead formulation at the end of 2017 and completed dosing in a Phase 1 clinical trial of BHV-5000 in January 2018 to evaluate its pharmacokinetic properties. Non-clinical studies are ongoing to support future later stage trials.

Recent Developments

Amendment to License Agreement with Bristol-Myers Squibb Company

In March 2018, we entered into an Amendment to License Agreement (the “BMS Amendment”) with BMS, which amends our July 2016 license agreement with BMS (the “Original License Agreement” and, as amended by the BMS Amendment, the “Amended BMS License Agreement”) . Under the BMS Amendment, we agreed to pay BMS $50 million in return for a low-single digit reduction in the royalties payable on net sales of rimegepant and a mid-single digit reduction in the royalties payable on net sales of BHV-3500. Under the Original License Agreement, we were obligated to make tiered royalty payments based on annual worldwide net sales of licensed products upon their approval and commercialization, with percentages in the low- to mid-teens.

The BMS Amendment also removed BMS’s right of first negotiation to regain its intellectual property rights or enter into a license agreement with us following our receipt of topline data from our Phase 3 clinical trials with rimegepant, and clarified that antibodies targeting CGRP are not prohibited as competitive compounds under the non-competition clause of the Amended BMS License Agreement.

The Amended BMS License Agreement continues to provide us with exclusive global development and commercialization rights to rimegepant, BHV-3500 and related CGRP molecules, as well as related know-how and intellectual property. Our obligations to make development and commercial milestone payments to BMS under the Original License Agreement remain unchanged.

Private Placement

In March 2018, we entered into a Securities Purchase Agreement with certain investors (the “Investors”), pursuant to which we issued and sold to the Investors an aggregate of 2,000,000 common shares, at a price of $27.50 per share, for net proceeds of $52.0 million after deducting underwriting discounts and commissions of $2.8 million and other offering expenses of $0.2 million (the “Private Placement”). Subsequent to the closing of the Private Placement, we paid BMS the $50 million payment under the BMS Amendment described above.

In connection with the Private Placement, we agreed to register the resale by the Investors of the common shares acquired in the Private Placement. On April 3, 2018, we filed with the SEC a registration statement to register for resale the common shares, which registration statement was declared effective by the SEC on April 5, 2018.

Capital Requirements

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates and programs. Our net loss was $85.5 million and $18.8 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $288.1 million. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates. We also expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of March 31, 2018, we had cash of $104.2 million. We believe that our cash as of March 31, 2018 will enable us fund our operating expenses and capital expenditure requirements through December 31, 2018. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Components of Our Results of Operations

Initial Public Offering

In May 2017, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the SEC. The IPO closed in May 2017 and the Company issued and sold 9,900,000 common shares at a public offering price of $17.00 per share for net proceeds of $152,651 after deducting underwriting discounts and commissions of $11,781 and other offering expenses of approximately $3,868. Upon the closing of the IPO, all convertible preferred shares then outstanding converted into an aggregate of 9,358,560 common shares. In addition, in May 2017, the underwriters of the IPO fully exercised their option to purchase additional shares, and the Company issued and sold 1,485,000 common shares for net proceeds of $23,478 after deducting underwriting discounts and commissions of $1,767. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering costs, were $176,128.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:

•                  expenses incurred under agreements with contract research organizations (“CROs”) or contract manufacturing organizations (“CMOs”), as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

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

Our external direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs, and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license agreements. We do not allocate employee costs or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to oversee the research and development as well as for managing our preclinical development, process development, manufacturing and clinical development activities. Many employees work across multiple programs, and we do not track personnel costs by program.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase over the next several years as we increase personnel costs conduct clinical trials and prepare regulatory filings for our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates.

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

General and Administrative Expenses

General and administrative expenses include salaries, benefits, travel expense and share-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development activities of our product candidates. We also continue to incur increased accounting, audit, legal, regulatory, compliance, public relations, director and insurance costs associated with being a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

Other Income (Expense)

Change in Fair Value of Warrant Liability

In connection with entering into a credit agreement, we issued warrants to purchase common shares to two of our directors in connection with a guarantee of our obligations under the agreement. We previously classified the warrants as a liability on our consolidated balance sheet because each warrant represented a freestanding financial instrument that was not indexed to our shares. The warrant liability was initially recorded at fair value upon entering into the credit agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability was recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. On January 26, 2018, the anti-dilution price protection provisions contained within the warrants expired. Due to the expiration of these provisions, we discontinued classification of these warrants as a liability, and have accordingly reclassified them to Additional paid-in capital within Shareholders equity.

Loss from Equity Method Investment

From August 2016 through January 2018, we purchased shares in Kleo Pharmaceuticals, Inc., a privately-held Delaware corporation (“Kleo”). As of March 31, 2018 and December 31, 2017, we owned approximately 46.6% and 43.3%, respectively, of the outstanding shares of Kleo’s common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net, in our consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our consolidated balance sheet.

Provision for Income Taxes

As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from its losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement, BPI was profitable during the three months ended March 31, 2018 and 2017, and BPI is subject to taxation in the United States.

As of March 31, 2018, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to excess research and development (“R&D”) credits.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$75,579	$10,740	$64,839
General and administrative	7,857	3,757	4,100
Total operating expenses	83,436	14,497	68,939
Loss from operations	(83,436)	(14,497)	(68,939)
Other income (expense):
Interest expense	(8)	(305)	297
Change in fair value of warrant liability	(1,182)	(454)	(728)
Change in fair value of derivative liability	—	289	(289)
Change in fair value of contingent equity liability	—	(3,375)	3,375
Loss from equity method investment	(728)	(218)	(510)
Other	(21)	—	(21)
Total other income (expense), net	(1,939)	(4,063)	2,124
Loss before provision for income taxes	(85,375)	(18,560)	(66,815)
Provision for income taxes	87	193	(106)
Net loss and comprehensive loss	(85,462)	(18,753)	(66,709)
Accretion of beneficial conversion feature	—	(4,000)	4,000
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(85,462)	$(22,753)	$(62,709)

Research and Development Expenses

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$1,309	$244	$1,065
Trigriluzole	2,794	2,582	212
Rimegepant	15,341	2,961	12,380
BHV-3500	1,446	1,636	(190)
BHV-5000	498	—	498
Unallocated research and development costs:
Personnel related (including share-based compensation)	3,692	1,877	1,815
BMS Amendment upfront license payment	50,000	—	50,000
Other	499	1,440	(941)
Total research and development expenses	$75,579	$10,740	$64,839

Research and development expenses were $75.6 million for the three months ended March 31, 2018, compared to $10.7 million for the three months ended March 31, 2017. The increase of $64.8 million was primarily due to the upfront payment of $50 million related to the BMS Amendment, increases in direct costs of $12.4 million for our rimegepant program and $1.1 million for our BHV-0223 program, and an increase of personnel costs, including share-based compensation, of $1.8 million.

The increase in direct costs for our migraine program, rimegepant, was primarily due to an increase in the number of clinical trials, in various stages of development, for the three months ended March 31, 2018 as compared to the same period in 2017, where only one clinical trial was underway.

The increases in direct costs for our BHV-0223 and BHV-5000 programs was primarily a result of further clinical development and advancement of the programs compared to the prior period.

The increase in personnel related costs, including share-based compensation, was a result of hiring additional research and development personnel. Our headcount in research and development increased to 29 as of March 31, 2018, compared to 14 as of March 31, 2017.  Share-based compensation expense, included in personnel related costs, was $1.4 million for the three months ended March 31, 2018, an increase of $0.4 million as compared to the same period in 2017.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended March 31, 2018, compared to $3.8 million for the three months ended March 31, 2017. The increase of $4.1 million was primarily due to increases in personnel-related costs, including share-based compensation, due to the hiring of additional personnel in our general and administrative functions, preparation for marketing activities, professional fees supporting ongoing business operations, and fees to comply with being a public company.   Our headcount, outside of research and development, increased to 20 as of March 31, 2018, compared to 5 as of March 31, 2017.    Share-based compensation expense, included in personnel related costs, was $1.7 million for the three months ended March 31, 2018, an increase of $0.8 million as compared to the same period in 2017.

Other Income (Expense), Net

Other income (expense), net was a net expense of $1.9 million for the three months ended March 31, 2018, compared to net expense of $4.1 million for the three months ended March 31, 2017. The decrease of $2.1 million in net expense was primarily due to the expense related to the contingent equity liability in the three months ended March 31, 2017. This decrease in expense was partially offset by increased losses recognized from our equity method investment in Kleo and change in fair value of warrant liability.

Provision for Income Taxes

We recorded a provision for income taxes of $87 thousand for the three months ended March 31, 2018, compared to a provision for income taxes of $0.2 million for the three months ended March 31, 2017. We recorded a tax provision for the three months ended March 31, 2018 for the state income taxes of BPI’s profitable operations in the United States during that period.  Due to tax reform enacted in the United States in December 2017, we are no longer subject to the alternative minimum tax.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of our IPO in May 2017, we funded our operations primarily with proceeds from the sale of preferred shares and common shares through private placements and borrowings under our credit agreement with Wells Fargo. Prior to the completion of our IPO, we had received net cash proceeds of $96.4 million from sales of our preferred shares and common shares and gross proceeds of $5.0 million from borrowings under the Wells Fargo credit agreement.

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

As of March 31, 2018, we had cash of $104.2 million.  Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three months ended
	March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(81,533)	$(7,652)
Net cash used in investing activities	(1,732)	(1,578)
Net cash provided by financing activities	56,003	37,951
Net increase (decrease) in cash	$(27,262)	$28,721

Operating Activities

During the three months ended March 31, 2018, operating activities used $81.5 million of cash, an increase of $73.9 million as compared to the three months ended March 31, 2017.  The increase was primarily due to the $50 million upfront payment under the BMS Amendment, and increases in cash paid for clinical trials, personnel, professional fees and other infrastructure costs.

Investing Activities

During the three months ended March 31, 2018, we used $1.7 million of cash in investing activities, an increase of $0.1 million as compared to the three months ended March 31, 2017.  The increase was primarily due to leasehold improvements related to our new headquarters, however, nearly fully offset by a reduction in the amount invested in Kleo during the three months ended March 31, 2018, as compared to the same period in 2017.

Financing Activities

During the three months ended March 31, 2018, net cash provided by financing activities was $56.0 million, an increase of 18.0 million compared to the three months ended March 31, 2017.  The increase was primarily due to an increase in proceeds from the issuance of common shares related to the Private Placement, as compared to the proceeds from issuance of Series A preferred shares in the prior period.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our costs will also increase as we:

•                  complete our long-term safety study, Phase 3 ODT study and Phase 1 supporting trials of rimegepant for acute treatment of migraine;

•                  complete the ongoing extension phase of the Phase 2/3 clinical trial of trigriluzole in SCA, conduct our trigriluzole OCD trial, patient tolerability studies and NDA preparation for BHV-0223 for treatment of ALS;

•                  complete our planned Phase 1 clinical trial of BHV-5000 for treatment of neuropsychiatric diseases and support activities for later-phase studies and clinical trials;

•                  progress formulation, toxicology, and clinical development in preparation of our NDA filing and planned clinical trials of BHV-3500 for treatment of migraine;

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

Without additional external funding, we expect that our existing cash will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements through December 31, 2018. The assumption for cash usage through this date assumes that planned programs and expenditures continue and that we do not reduce, stop or curtail programs or other spending. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern within one year after the issuance date of our condensed consolidated financial statements on May 15, 2018.

We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize rimegepant, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for rimegepant, trigriluzole, BHV-0223, or our other product candidates, we expect to incur commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize or whether we commercialize jointly or on our own.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 12 to our condensed consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments.

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

Changes to Critical Accounting Policies

During the three months ended March 31, 2018, we added “Equity method investment, including related impairment,” to our critical accounting policies.  We removed “Valuation of derivative liability”, and “Valuation of contingent equity liability” from our critical accounting policies, which are no longer relevant to our financial position or results of operations.

Equity method investment, including related impairment

An assessment of whether or not we have the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of March 31, 2018 and December 31, 2017, and will be performed as of each subsequent reporting date. After each of these assessments, we concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct its research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, we concluded that our investment in Kleo should be accounted for under the equity method.  Changes related to this assessment could have a material impact on our financial statements.

We also periodically review the carrying value of our investment in Kleo to determine if there has been an other-than-temporary decline in carrying value. A variety of factors are considered when determining if a decline in carrying value is other than temporary, including, among other factors, Kleo’s financial condition and business prospects, as well as our intent with regard to the investment.  Changes related to the analysis of impairment of our investment in Kleo could have a material impact on our financial statements.

Current Critical Accounting Policies

With the exception of the new policy added in the first quarter of 2018, which is described above, the critical accounting policies noted below are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.  All of the critical accounting policies noted below are described in the notes to the condensed consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•                  accrued research and development expenses;

•                  share-based compensation;

•                  equity method investment, including related impairment; and

•                  valuation of warrant liability.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of March 31, 2018 and December 31, 2017, we had cash of $104.2 million and $131.5 million, respectively. As of March 31, 2018, we held our cash in non-interest-bearing bank accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates.

Prior to the completion of our IPO in May 2017, we adopted an investment policy related to the use of the net proceeds from the sale of our common shares in our IPO, pursuant to which we hold such net proceeds in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations.

In August 2017, we repaid all outstanding amounts under our credit agreement with Wells Fargo and, as a result, we no longer have any exposure to interest rate risk related to indebtedness as of March 31, 2018.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).

In connection with the preparation of our financial results for the years ended December 31, 2014 and 2015, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective as a result of material weaknesses in our control over financial reporting. The material weaknesses remained unremediated as of March 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting included the following:

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

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2018, we hired additional finance staff with significant experience with financial controls and GAAP reporting.

In the three months ended March 31, 2018, we also completed the implementation of a new enterprise resource planning system and a new share-based compensation system. During this period, we also began implementation of formal disclosure controls and procedures, including the formalization of a disclosure committee and requiring management sub-certifications from employees in key functional areas. We believe that these activities, in addition to the hiring of additional experienced finance staff, will further support the remediation of these material weaknesses.

Except as described above, there has been no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 2013, and our operations to date have been largely focused on organizing and staffing our company, raising capital and in-licensing the rights to, and advancing the development of, our product candidates, including conducting preclinical studies and clinical trials. We have not yet demonstrated an ability to obtain marketing approvals for any product candidates, manufacture products on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Since our inception, we have incurred significant operating losses. Our net loss was $85.5 million and $127.2 million for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $288.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•                  complete our ongoing Phase 3 clinical trial of the ODT formulation of rimegepant for the acute treatment of migraine, Phase 1 supporting trials of rimegepant;

•                  complete the ongoing extension phase of the Phase 2/3 clinical trial of trigriluzole in SCA, conduct our trigriluzole OCD trial;

•                  conduct patient tolerability studies of, and prepare to file a NDA for, BHV-0223;

•                  complete our Phase 1 clinical trial of BHV-5000 and support activities for later-phase studies and clinical trials;

•                  progress formulation, toxicology, and clinical development in preparation of our IND submission and planned Phase 1 clinical trials of BHV-3500 and support activities for later-phase studies and clinical trials;

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

•                  pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials, including the preparation of NDA submissions for rimegepant and BHV-0223;

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

As of March 31, 2018, we had cash of $104.2 million. We expect that our existing cash will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements through December 31, 2018. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

In addition, our license agreements with BMS and AstraZeneca obligate us to use commercially reasonable efforts to develop and commercialize product candidates, to provide BMS and AstraZeneca with development reports documenting our progress, and to provide them with data from certain clinical trials. In addition, the AstraZeneca agreement provides with rights of first negotiation, triggered by their receipt of a summary of certain topline data from certain of our clinical trials, to regain the respective rights we have in-licensed from them. If AstraZeneca exercises their right of first negotiation, we will be required to negotiate in good faith, as the case may be, for a specified period of time before we can enter into negotiations with third parties to sublicense these rights.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, the conducting of our completion of the ongoing extension phase of the Phase 2/3 clinical trial of trigriluzole in SCA, initiation of our Phase 2 clinical trials in both OCD and Alzheimer’s disease, patient tolerability studies and NDA preparation for BHV-0223, completion of our ongoing Phase 3 clinical trial of the ODT formulation of rimegepant and long-term safety study for rimegepant, and completion of our Phase 1 study for BHV-5000. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:

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

In addition, the results of preclinical studies and earlier clinical trials may not be predictive of the results of later-stage preclinical studies or clinical trials. The results generated to date in preclinical studies or clinical trials for our product candidates do not ensure that later preclinical studies or clinical trials will demonstrate similar results. Further, we have limited clinical data for many of our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and earlier stage clinical trials. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

•                  the delay or refusal of regulators or institutional review boards (“IRBs”) to authorize us to commence a clinical trial at a prospective trial site;

•                  changes in regulatory requirements, policies and guidelines;

•                  delays or failure to reach agreement on acceptable terms with prospective clinical research organization (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites; delays in patient enrollment and variability in the number and types of patients available for clinical

•                  trials;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice (“GCP”) regulations, or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

BHV-0223 40mg met bioequivalent criteria (AUC and Cmax) with generic riluzole 50mg tablets. Since the currently approved riluzole is associated with a negative food effect (lower AUC and Cmax when administered with high fat meals), a food assessment was performed within the BHV-0223 Phase 1 study. Topline results from the food effect assessment, demonstrated bioequivalent AUC exposure for BHV-0223 40 mg under both fed and fasting states. However, Cmax concentrations were lowered by more than 20% under the fed state. We believe that BHV-0223’s property of maintaining therapeutic AUC exposures regardless of feeding state is clinically important for patients. Ultimately, the FDA will determine the labeling of BHV-0223 with regard to the effect of feeding, which may impact our marketing of BHV-0223 if it is approved.

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

Even if we eventually complete clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials or the implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) which may be required to ensure safe use of the drug after approval. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects.

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

In animal studies, at very high doses, rimegepant was observed to have a negative effect on the liver. We observed elevated liver enzymes in one patient that received very high doses of rimegepant in a drug-drug interaction study and in the completed Phase 2b trial of rimegepant conducted by BMS, one patient dosed with rimegepant experienced an asymptomatic and mild increase in certain hepatic enzymes, which are a type of liver enzyme measured in a liver function test to detect damage and inflammation to the liver. In our recently completed Phase 3 clinical trials of rimegepant, we did not observe any instances of liver enzyme elevations that exceeded the level that is considered by the FDA to be a potentially meaningful indicator of severe drug-induced liver injury.  However, we cannot guarantee that these safety and tolerability results will be replicated in our ongoing Phase 3 trial of the ODT formulation of rimegepant or our long-term safety study described below, and it is possible that rimegepant may be observed to cause unacceptable levels of adverse effects or serious adverse effects.

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

•                  recall of the product;

•                  restrictions on the marketing of the product or the manufacturing process for any component thereof; requirement by regulatory authorities of additional warnings on the label, such as a “black box”;

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

With respect to BHV-0223, which we are developing for the treatment of ALS, we believe our primary competition is Covis Pharmaceuticals, which sells Rilutek, the brand name for riluzole, and the six approved generic versions of Rilutek. Edaravone (Radicava, Mitsubishi Tanabe Pharma) has been approved by the FDA for the treatment of ALS, based on efficacy studies conducted in Japan, with the vast majority of patients on background riluzole therapy. Edaravone is administered to patients by intravenous infusion. We are aware of at least two other companies marketing or planning to market new formulations of riluzole. Aquestive Therapeutics, Inc. (previously called MonoSol Rx) has filed an IND with the FDA to conduct clinical trials for a riluzole oral soluble film and has received orphan drug designation. Italfarmaco SpA (“Italfarmaco”) a private Italian company, markets an oral liquid suspension formulation of riluzole in the United Kingdom and elsewhere in Europe under the brand name Teglutik. To our knowledge based on publicly available information, no other companies are marketing sublingual formulations of riluzole. Other companies of which we are not aware may also be developing formulations using riluzole; if such companies pursued regulatory approval of such product candidates using the Section 505(b)(2) regulatory pathway, those product candidates would potentially compete with BHV-0223. For example, Italfarmaco has obtained orphan designation for Teglutik and Aquestive Therapeutics has obtained orphan drug designation for its oral soluble film product candidate, and these companies are eligible to obtain orphan exclusivity subject to a showing of clinical superiority to riluzole.  If either Teglutik or the oral soluble film being developed by Aquestive Therapeutics is shown to be clinically superior to Rilutek and also receives marketing approval before BHV-0223, then BHV-0223 may need to demonstrate clinical superiority to such agents in order to receive marketing approval.

With respect to trigriluzole, which we are currently developing for the treatment of ataxias and other neurologic disorders, with SCA as our initial indication, there are currently no approved drug treatments for spinocerebellar ataxias in the United States. We are also developing trigriluzole for the potential treatment of Alzheimer’s disease and OCD and if we continue to pursue those indications, we would face substantial competition from companies that develop or sell products that treat Alzheimer’s disease or OCD. With respect to BHV-5000, which we are developing for the treatment neuropsychiatric conditions such as Rett syndrome. There are currently no approved drug treatments for Rett syndrome in the United States.

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

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMP”) regulations and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

We intend to conduct our clinical trials, including our ongoing Phase 3 ODT clinical trial of rimegepant and Phase 2/3 clinical trial of trigriluzole, using our own clinical resources while also leveraging expertise and assistance from CROs as appropriate. We do not currently have the ability to independently conduct large-scale clinical trials, such as a Phase 3 clinical trial, without outside assistance.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. The U.S. Department of Health and Human Services (“HHS”) set a goal of moving 30% of Medicare payments to alternative payment models tied to the quality or value of services by 2016 and 50% of Medicare payments into these alternative payment models by the end of 2018. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

•                  the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, and as amended again by the Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, commonly referred to as the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to HIPAA, i.e. health plans, healthcare clearinghouses and healthcare providers, as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

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

The current law in the United States, as in most other countries in the world, uses a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This requires that we promptly file patent applications on our inventions. The failure to do so could result in another patent applicant being awarded a patent, even though we may have made the invention first. Current U.S. law also provides a lower evidentiary standard in U.S. Patent and Trademark Office (“USPTO”) proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim. Hence, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

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

Some of the intellectual property rights we have licensed or acquired, including rights licensed to us by Rutgers, the State University of New Jersey, and rights assigned to us by ALS Biopharma may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (“Bayh-Dole Act”). These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

As we expand our operations outside of the United States, we will be required to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate, as well as with the Foreign Corrupt Practices Act (“FCPA”) compliance with which is expensive and difficult, particularly in countries in which corruption is a recognized problem. As a result, these laws may preclude us from developing, manufacturing or selling certain product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2018, we had 49 employees, all of which were employed directly by our U.S. subsidiary, Biohaven Pharmaceuticals, Inc. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our directors and executive officers, and entities affiliated with them, in the aggregate, beneficially own over 35% of our common shares. These shareholders, acting together, would be able to control or significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. Some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their shares at prices substantially below the current market price of our common shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

As of May 10, 2018, we had 38,885,168 common shares outstanding. Substantially all of these shares are freely tradable without restrictions or further registration under the Securities Act except, subject to certain restrictions applicable to shares held by our affiliates as defined in Rule 144 under the Securities Act.

Additionally, the holders of approximately 6.8 million common shares are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investors’ rights agreement between such holders and us. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

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

Our management has broad discretion in the application of the net proceeds from our recent initial public offering (“IPO”) and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common shares. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment.

We expect to, and in some cases have begun to, use the net proceeds from our recent IPO to conduct our two Phase 3 clinical trials of rimegepant for the acute treatment of migraine which completed in March 2018; to fund continued research and development of BHV-3500 for the acute treatment and prevention of migraine; to complete our ongoing extension phase of the Phase 2/3 clinical trial with trigriluzole for the treatment of spinocerebellar ataxia, and initiate studies with trigriluzole in OCD and Alzheimer’s disease; to fund continued research and development of BHV-5000 for the treatment of symptoms associated with Rett syndrome, including completion of our planned Phase 1 clinical trial for this indication; to fund other research and development activities, including development of BHV-0223 for the treatment of ALS, as well as completion of our bioequivalence study of BHV-0223; and for working capital and other general corporate purposes, including the satisfaction of any milestone payment obligations under our license agreements. The failure by our management to apply these funds effectively could result in financial losses that could have an adverse effect on our business, cause the price of our common shares to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our IPO in a manner that does not produce income or that loses value.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an “emerging growth company,” we are required to report only two years of financial results and selected financial data compared to three and five years, respectively, for comparable data reported by other public companies. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We could be an “emerging growth company” until December 31, 2022, which is the end of the fiscal year following the fifth anniversary of the completion of our recent IPO, although circumstances could cause us to lose that status earlier, including if the aggregate market value of our common shares held by non-affiliates exceeds $700 million as of any June 30 (the end of our second fiscal quarter) before that time, in which case we would no longer be an “emerging growth company” as of the following December 31 (our fiscal year end). We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. In preparation of our financial statements in connection with our IPO, we determined that material weaknesses in our internal control over financial reporting existed during each of fiscal 2014, 2015 and 2016 and remained unremediated as of December 31, 2017 and March 31, 2018. These material weaknesses in our internal control over financial reporting are described below.

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

We identified an additional material weakness as a result of the material weakness in our control environment in that we did not design and maintain controls over the operating effectiveness of information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain effective controls over program change management; user access, including segregation of duties; or computer operations.

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

We have initiated remediation efforts focused on improving our internal control over financial reporting and to specifically address the control deficiencies that led to our material weaknesses. These efforts include the following:

•                  Initial investment in finance and accounting organization and systems, including:

•                  Hiring of finance and accounting personnel with experience in accounting operations, financial controls and SEC reporting;

•                  Completing the implementation of a new enterprise resource planning system during the first quarter 2018; and

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

•                  Implementation of formal disclosure controls and procedures, including the formalization of a disclosure committee and requiring management sub-certifications from employees in key functional areas.

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

Our corporate affairs are governed by our memorandum and articles of association, the BVI Business Companies Act, 2004 (the “BVI Act”) and the common law of the BVI. The rights of shareholders to take legal action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors under BVI law are to a large extent governed by the common law of the BVI and by the BVI Act. The common law of the BVI is derived in part from comparatively limited judicial precedent in the BVI as well as from English common law, which has persuasive, but not binding, authority on a court in the BVI. The rights of our shareholders and the fiduciary responsibilities of our directors under BVI law therefore are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the United States. In particular, the BVI has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law.

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

As a company organized under the laws of the BVI, we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. For U.S. federal tax purposes, a corporation is generally considered a “domestic corporation” if it is incorporated or organized in the United States, and a “foreign corporation” if it is incorporated or organized in a non-U.S. jurisdiction. Because we are a BVI incorporated entity, we would be classified as a foreign corporation under these general rules. Section 7874 of the Code (“Section 7874”) however, contains rules that can result in a foreign corporation being treated as a domestic corporation for U.S. federal tax purposes. Under Section 7874, a foreign corporation will nevertheless be treated as a domestic corporation for U.S. federal tax purposes if (1) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a domestic corporation (including the indirect acquisition of assets by acquisition of all the outstanding shares of a domestic corporation), (2) the shareholders of the acquired domestic corporation hold at least 80% (by either vote or value) of the shares of the acquiring foreign corporation after the acquisition by reason of holding shares in the acquired domestic corporation (including the receipt of the foreign corporation’s shares in exchange for the domestic corporation’s shares) (the “ownership test”), and (3) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation relative to the expanded affiliated group’s worldwide activities. For purposes of Section 7874, “expanded affiliated group” means the foreign corporation and all subsidiaries in which the foreign corporation, directly or indirectly, owns more than 50% of the shares by vote and value.

On December 31, 2016, we entered into an agreement with the stockholders of BPI to purchase all of the outstanding capital stock of BPI for an aggregate purchase price of $0.6 million, payable by the issuance of promissory notes to each BPI stockholder. Although we and BPI had certain shareholders in common before December 31, 2016, based on the rules for determining share ownership under Section 7874, we believe the stockholders of BPI owned less than 80% of our company. Accordingly, we do not believe that this transaction meets the ownership test under Section 7874 and therefore do not believe that we should be treated as a domestic corporation for U.S. federal tax purposes. However, the tax law in this area could be changed, including changed on a retroactive basis, and the application of Section 7874 to our acquisition of BPI could substantially increase our effective tax rate.

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

Under the Code, we will be a passive foreign investment company (“PFIC”) for any taxable year in which (1) 75% or more of our gross income consists of passive income or (2) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as if it held its proportionate share of the assets and received directly its proportionate share of the income of such other corporation. If we are a PFIC for any taxable year during which a U.S. holder holds our shares, the U.S. holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements.

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

In certain circumstances, a U.S. holder of shares in a PFIC may alleviate some of the adverse tax consequences described above by making a “qualified electing fund” (“QEF”) election to include in income its pro rata share of the corporation’s income on a current basis. However, a U.S. holder may make a qualified electing fund election with respect to our common shares only if we agree to furnish such U.S. holder annually with a PFIC annual information statement as specified in the applicable U.S. Treasury Regulations. We currently do not intend to prepare or provide the information that would enable U.S. holders to make a QEF election if we are treated as a PFIC for any taxable year, and prospective investors should assume that a QEF election will not be available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2018, we issued 261,140 ordinary shares upon the “net” exercise of a warrant to purchase 325,000 ordinary shares. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 63,860 shares were deemed to be “in the money” as consideration for the $5.60 per share exercise price to acquire the 261,140 shares that we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with an existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Dated: May 15, 2018
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)