Form 10-Q
period 2018-06-30
Biohaven Pharmaceutical Holding Co Ltd.
filed 2018-08-14
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38080
Biohaven Pharmaceutical Holding Company Ltd.
(Exact Name of Registrant as Specified in its Charter)

British Virgin Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Biohaven Pharmaceuticals, Inc. 215 Church Street, New Haven, Connecticut	06510
(Address of principal executive offices)	(Zip Code)
(203) 404-0410
(Registrant’s telephone number, including area code)

234 Church Street, New Haven, Connecticut
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2018, the registrant had 40,127,927 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$217,452	$131,468
Prepaid expenses and other current assets	10,150	5,197
Total current assets	227,602	136,665
Property and equipment, net	3,792	2,344
Equity method investment (Note 5)	7,853	7,847
Other assets	43	32
Total assets	$239,290	$146,888
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,027	$4,721
Accrued expenses	8,728	4,708
Total current liabilities	12,755	9,429
Liability related to sale of future royalties, net (Note 7)	106,282	—
Warrant liability (Note 8)	—	4,021
Other long-term liabilities	1,423	1,467
Total liabilities	$120,460	$14,917
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, no par value; 200,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 40,094,291 and 36,057,748 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	413,225	311,061
Additional paid-in capital	32,982	23,556
Accumulated deficit	(327,377)	(202,646)
Total shareholders’ equity	$118,830	$131,971
Total liabilities and shareholders’ equity	$239,290	$146,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$29,052	$21,019	$104,631	$31,759
General and administrative	9,064	4,199	16,921	7,956
Total operating expenses	38,116	25,218	121,552	39,715
Loss from operations	(38,116)	(25,218)	(121,552)	(39,715)
Other income (expense):
Interest expense	(13)	(362)	(21)	(667)
Non-cash interest expense on liability related to sale of future royalties	(501)	—	(501)	—
Change in fair value of warrant liability	—	(2,629)	(1,182)	(3,083)
Change in fair value of derivative liability	—	223	—	512
Change in fair value of contingent equity liability	—	(9,707)	—	(13,082)
Loss from equity method investment	(641)	(348)	(1,369)	(566)
Other	27	—	6	—
Total other income (expense), net	(1,128)	(12,823)	(3,067)	(16,886)
Loss before provision for income taxes	$(39,244)	$(38,041)	$(124,619)	$(56,601)
Provision for income taxes	25	399	112	592
Net loss and comprehensive loss	(39,269)	(38,440)	(124,731)	(57,193)
Accretion of beneficial conversion feature on Series A preferred shares	—	(8,006)	—	(12,006)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(39,269)	$(46,446)	$(124,731)	$(69,199)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(1.01)	$(1.78)	$(3.29)	$(3.54)
Weighted average common shares outstanding—basic and diluted	38,942,545	26,038,192	37,873,755	19,563,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(124,731)	$(57,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,696	4,549
Non-cash interest expense	—	569
Non-cash interest expense on liability related to sale of future royalties	501	—
Change in fair value of warrant liability	1,182	3,083
Change in fair value of derivative liability	—	(512)
Change in fair value of contingent equity liability	—	13,082
Loss from equity method investment	1,369	566
Other non-cash items	53	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,953)	(3,836)
Other assets	(11)	—
Accounts payable	(694)	3,271
Accrued expenses	3,643	3,697
Other long-term liabilities	(44)	6
Net cash used in operating activities	$(114,989)	$(32,702)
Cash flows from investing activities:
Purchases of property and equipment	(1,501)	(49)
Purchase of equity method investment	(1,375)	(2,999)
Net cash used in investing activities	$(2,876)	$(3,048)
Cash flows from financing activities:
Proceeds from issuance of common shares	55,000	179,996
Proceeds from sale of future royalties	106,047	—
Proceeds from issuance of common stock related to sale of future royalties	43,953	—
Proceeds from issuance of Series A preferred shares	—	40,000
Payments of related party notes payable	—	(595)
Payments of issuance costs	(2,987)	(3,053)
Proceeds from exercise of stock options	1,836	—
Net cash provided by financing activities	$203,849	$216,348
Net increase in cash	85,984	180,598
Cash at beginning of period	131,468	23,692
Cash at end of period	$217,452	$204,290
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$98
Cash paid for income taxes	$23	$450
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$377	$2,015
Beneficial conversion feature on Series A preferred shares	$—	$12,006
Accretion of beneficial conversion feature on Series A preferred shares	$—	$12,006
Issuance of Series A preferred shares as payment of offering costs	$—	$1,242
Issuance of common shares as payment of equity investment	$—	$352
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us” or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. The Company is a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. The Company’s product candidates are small molecules based on two distinct mechanistic platforms—calcitonin gene-related peptide (“CGRP”) receptor antagonists and glutamate modulators—which the Company believes have the potential to alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large markets and orphan indications. The most advanced product candidate from the Company’s CGRP receptor antagonist platform is rimegepant, which the Company is developing for the acute and preventive treatment of migraine and for which it completed two Phase 3 clinical trials in acute treatment of migraine, with topline results reported in the first quarter 2018.
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
In June 2018, the Company entered into a funding agreement (the "Funding Agreement") to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or BHV-3500 and certain derivative compounds thereof ("Products") to RPI Finance Trust ("RPI") in exchange for $100,000 in cash (see Note 7). Also in June 2018, in connection with the Funding Agreement, the Company entered into a common stock purchase agreement ("Purchase Agreement") with RPI, pursuant to which the Company, in a private placement, issued and sold 1,111,111 common shares of the Company to RPI. RPI paid the Company $45.00 per share for gross proceeds of $50,000 (see Note 10). The aggregate net proceeds to the Company from the transactions with RPI, after deducting issuance costs of $377, was $149,623. As of August 14, 2018, the issuance date of these condensed consolidated financial statements, the Company expects that its cash of $217,452 as of June 30, 2018, which includes proceeds from the Funding Agreement and Purchase Agreement, will be sufficient to fund operating expenses, financial commitments and other cash requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1.   Nature of the Business and Basis of Presentation (Continued)

Through June 30, 2018, the Company has funded its operations primarily with proceeds from sales of equity and other financing transactions. Subsequent to our IPO, we raised funds through sales of our equity in private placements, as well as through the sale of a revenue participation right related to future royalties. The Company has incurred recurring losses since its inception, including net losses of $124,731 and $57,193 during the six months ended June 30, 2018 and 2017, respectively. In addition, as of June 30, 2018, the Company had an accumulated deficit of $327,377. The Company expects to continue to generate operating losses for the foreseeable future.
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
2.   Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of common shares, stock options, warrants, derivative instruments, contingent equity instruments, and non-cash interest expense on liability related to sale of future royalties. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018 and the results of its operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2017.
Non-Cash Interest Expense on Liability Related to Sale of Future Royalties
The Company accounted for the Funding Agreement with RPI as a liability financing, primarily because it has significant continuing involvement in generating the future revenue on which the royalties are based. The debt will be amortized under the effective interest rate method and, accordingly, the Company is recognizing non-cash interest expense over the estimated term of the Funding Agreement. The liability related to sale of future royalties, and the debt amortization, are based on the Company's current estimate of future royalties expected to be paid over the estimated term of the Funding Agreement. The Company will periodically assess the expected royalty payments and, if materially different than its previous estimate, will prospectively adjust and recognize the related non-cash interest expense. The transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Funding Agreement.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements
Effective January 1, 2018, the Company adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The adoption of this new guidance had no impact on the Company's financial position or operating results.
Effective January 1, 2018, the Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires entities to show the change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents within the statement of cash flows. The guidance is effective retrospectively.  As a result, the Company retrospectively included restricted cash in the beginning cash for the six months ended June 30, 2017 on the condensed consolidated statement of cash flows, and no longer separately presents transfers between unrestricted cash and restricted cash. The Company did not have restricted cash as of June 30, 2018 or December 31, 2017.
Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this new guidance had no impact on the Company's financial position or operating results.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting ("ASU 2018-07"), which sets out to simplify the accounting for nonemployee share-based awards. The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Non-Employees. The standard is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its consolidated financial statements.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.   Fair Value of Financial Assets and Liabilities (Continued)

The Company held no financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2018.
Valuation of Warrant Liability
The warrant liability in the table above is composed of the fair value of warrants to purchase common shares that the Company issued to two of its directors in connection with a guarantee of its obligations under a credit agreement (see Note 8). On January 26, 2018, the anti-dilution price protection provisions contained within the warrants expired. Due to the expiration of these provisions, the Company discontinued classification of these warrants as a liability, and has accordingly reclassified them to additional paid-in capital within shareholders' equity. On expiration, the fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
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
(Unaudited)
3.   Fair Value of Financial Assets and Liabilities (Continued)

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
The following table provides a rollforward of the aggregate fair values of the Company’s warrant liability, derivative liability and contingent equity liability, for which fair value is determined by Level 3 inputs:

	Warrant Liability	Derivative Liability	Contingent Equity Liability
Balance at December 31, 2017	$4,021	$—	$—
Change in fair value	1,182	—	—
Reclassification to equity	(5,203)	—	—
Balance at June 30, 2018	$—	$—	$—

Balance at December 31, 2016	$780	$512	$18,938
Change in fair value	3,083	(512)	13,082
Issuance of common shares in settlement of contingent equity liability	—	—	(32,020)
Balance at June 30, 2017	$3,863	$—	$—

As described in Note 7, the Company entered into a finding agreement with RPI, accounted for as a liability financing. As of June 30, 2018, the fair value of the liability related to sale of future royalties, used in determining the effective interest rate of the liability, is based on the Company's current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which is considered Level 3.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.   Fair Value of Financial Assets and Liabilities (Continued)

During the three and six months ended June 30, 2018 and 2017 there were no transfers between Level 1, Level 2 and Level 3.
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
4.   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2018	December 31, 2017
Prepaid clinical trial costs	$8,917	$4,642
Prepaid insurance	1,013	455
Other	220	100
	$10,150	$5,197

5.   Equity Method Investment
On August 29, 2016, the Company executed a stock purchase agreement with Kleo Pharmaceuticals, Inc. (“Kleo”), a privately held Delaware corporation, to purchase 3,000,000 shares of Kleo’s common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock, in each case at a share price of $1.00 per share (the “Kleo SPA”). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The Company purchased 3,000,000 shares upon the initial closing on August 31, 2016, and the remaining 5,500,000 shares were purchased in four equal tranches of 1,375,000 shares from March 2017 through January 2018 for total cash consideration of $5,500. In connection with the initial investment, the Company received the right to designate two of the members of Kleo’s board of directors.
In March 2017, the Company purchased 500,000 shares of Kleo common stock directly from a co-founder of Kleo for consideration of $250 in cash and 32,500 common shares of the Company.
In addition to these purchases, in October 2017, the Company purchased an additional aggregate of 2,049,543 shares for cash consideration of $2,253 which allowed the Company to maintain its relative ownership interest in Kleo. As of June 30, 2018, the Company’s ownership interest in the outstanding stock of Kleo was 46.6%.
The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of June 30, 2018 and December 31, 2017, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5.   Equity Method Investment (Continued)

The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company’s proportional share of Kleo’s net income or loss in each period. The difference between the cost of the Company’s investments in Kleo and its proportionate share of the net assets of Kleo was allocated to goodwill and indefinite-lived intangible assets. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo’s net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo for its proportionate share of Kleo’s net loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proportionate share of Kleo's net loss	$641	$348	$1,369	$566

The carrying value of the Company’s investment in Kleo was $7,853 and $7,847 as of June 30, 2018 and December 31, 2017, respectively, and is reported as equity method investment on the consolidated balance sheet. The carrying value of the investment represents the Company’s maximum loss exposure as of June 30, 2018.
The following table provides a roll forward of the carrying value of the Company’s equity method investment:

Carrying Value
Balance at December 31, 2017	$7,847
Purchases of Kleo common stock	1,375
Loss recognized in connection with equity method investment	(1,369)
Balance at June 30, 2018	$7,853

Balance at December 31, 2016	$2,753
Purchases of Kleo common stock	3,351
Loss recognized in connection with equity method investment	(566)
Balance at June 30, 2017	$5,538

6.   Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Accrued employee compensation and benefits	$1,467	$89
Accrued clinical trial costs	4,383	3,582
Accrued professional fees	2,164	390
Accrued lease liability	353	362
Other	361	285
	$8,728	$4,708

7.   Liability Related to Sale of Future Royalties
In June 2018, pursuant to the Funding Agreement entered into by the Company and RPI, a Delaware statutory trust, the Company issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products for each calendar quarter during the royalty term contemplated by the Funding Agreement ("Revenue Participation Right"), in exchange for $100,000 in cash. Specifically, the participation rate commences at 2.1 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.5 percent on annual global net sales exceeding $1.5 billion.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Liability Related to Sale of Future Royalties (Continued)

In addition, the Company had the option to repurchase 100% of the Revenue Participation Right from RPI for a purchase price of $155,000, if the Company entered into a definitive agreement to consummate a change of control. The Company did not exercise the Buy-Back Option which expired in July 2018.
Concurrent with the Funding Agreement, the Company entered into a Purchase Agreement with RPI. Pursuant to the Purchase Agreement, the Company sold 1,111,111 common shares of the Company to RPI at a price of $45.00 per share, for gross proceeds of $50,000.
The Company concluded that there were two units of accounting for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the Funding Agreement and $50,000 from the Purchase Agreement among the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing stock price on the transaction date, adjusted for the trading restrictions. The transaction costs incurred related to the transactions with RPI of $377 were allocated in proportion to the allocation of total consideration to the two units of accounting. The effective interest rate under the Funding Agreement, including transaction costs, is approximately 20%.
The following table shows the activity within the liability related to sale of future royalties for the six months ended June 30, 2018:

Liability Related to Sale of Future Royalties
Transaction date balance	$106,047
Non-cash interest expense recognized, net of transaction cost amortization	500
Balance at June 30, 2018	106,547
Less: Unamortized transaction costs	(265)
Carrying value at June 30, 2018	$106,282

8.   Warrants
Credit Agreement
On August 30, 2016, the Company entered into a one-year credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) providing for a term loan in the principal amount of $5,000 (the “Loan”) and borrowed the full $5,000 available under the Credit Agreement. In connection with the agreement, the Company issued warrants to two members of the Company’s Board of Directors in exchange for providing a guarantee on the debt.  The Credit Agreement was fully satisfied with a principal repayment to Wells Fargo of $5,000 on August 31, 2017.
The Company recognized interest expense of $362 and $667 during the three and six months ended June 30, 2017. The Company recognized $296 and $569 related to the accretion of the debt discount during the three and six months ended June 30, 2017.
Guarantor and Co-Guarantor Warrants
In connection with entering into the Credit Agreement, the Company issued warrants to purchase common shares to two of the Company’s directors in connection with a guarantee of its obligations under the agreement. The Company previously classified the warrants as a liability on its consolidated balance sheet because each warrant represented a freestanding financial instrument that was not indexed to the Company’s own shares. The warrant liability was initially recorded at fair value upon entering into the credit agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability was recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.
On January 26, 2018, the anti-dilution price protection provisions contained within the warrants issued to each of the guarantor and co-guarantor of the Credit Agreement expired. Both the guarantor and co-guarantor are members of the Company’s Board of Directors.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Warrants (Continued)

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
The fair value of the warrant liability was $4,021 at December 31, 2017. The following table provides income (expense) related to the warrant liability which the Company records net within other income (expense) in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (expense) from change in fair value of warrant liability	$—	$(2,629)	$(1,182)	$(3,083)

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

10.   Shareholders' Equity
Changes in shareholders’ equity for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Balances as of December 31, 2017 and 2016	$131,971	$(45,033)
Beneficial conversion feature on Series A preferred shares	—	12,006
Accretion of beneficial conversion feature on Series A preferred shares	—	(12,006)
Issuance of common shares as payment for equity investment	—	352
Conversion of convertible preferred shares to common shares	—	81,936
Issuance of common shares in settlement of contingent equity liability	—	32,020
Issuance of common shares upon completion of initial public offering, net of offering costs	—	176,128
Issuance of common share warrant as consideration for services	—	93
Issuance of common shares upon completion of private placement equity offerings, net of offering costs	95,855	—
Reclassification of warrant liability to equity	5,203	—
Exercise of stock options	1,836	—
Share-based compensation expense	8,696	4,549
Net loss	(124,731)	(57,193)
Balances as of June 30, 2018 and 2017	$118,830	$192,852

Private Placements
In March 2018, the Company sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52,000 (“Private Placement”) after deducting underwriting discounts and commissions of $2,800 and other offering expenses of $200. Subsequent to the closing of the Private Placement, the Company paid BMS the $50,000 upfront payment under the BMS Amendment (see Note 12).
In June 2018, pursuant to the Purchase Agreement between the Company and RPI (Note 7), the Company sold 1,111,111 common shares to RPI at a price of $45.00 per common share for net proceeds of $49,889 after deducting offering expenses of $111.
Agreement with ALS Biopharma, LLC and Fox Chase Chemical Diversity Center Inc.
In January 2018, ALS Biopharma exercised a warrant for the purchase of 275,000 shares through a net share settlement, resulting in an issuance of 228,219 shares.
In April 2018, ALS Biopharma exercised a warrant for the purchase of 325,000 shares through a net share settlement, resulting in an issuance of 261,140 shares.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

11.   Net Loss per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(39,269)	$(38,440)	$(124,731)	$(57,193)
Accretion of beneficial conversion feature on Series A preferred shares	—	(8,006)	—	(12,006)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(39,269)	$(46,446)	$(124,731)	$(69,199)
Denominator:
Weighted average common shares outstanding—basic and diluted	38,942,545	26,038,192	37,873,755	19,563,525
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(1.01)	$(1.78)	$(3.29)	$(3.54)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common shares	6,019,570	4,717,870	6,019,570	3,247,500
Warrants to purchase common shares	221,751	821,751	221,751	600,000
	6,241,321	5,539,621	6,241,321	3,847,500

12.  License and Other Agreements
Catalent Agreements for Rimegepant
In January 2018, the Company entered into an exclusive world-wide license and development agreement with Catalent, Inc. pursuant to which the Company obtained certain license rights to the Zydis® ODT technology for use with rimegepant. If the Company obtains regulatory approval or launches a rimegepant product that utilizes the Zydis ODT technology, the Company is obligated to pay Catalent up to $1,500 upon the achievement of specified regulatory and commercial milestones. If the Company commercializes a rimegepant product that utilizes the Zydis ODT technology, the agreement permits the Company to purchase the commercial product from Catalent at a fixed price, inclusive of a royalty. Under the agreement, Catalent will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party until 2031, subject to certain minimum commercial revenues.
Under this agreement, the Company is responsible for conducting clinical trials and preparing and filing regulatory submissions. The Company has the right to sublicense its rights under the agreement subject to Catalent’s prior written consent. Catalent has the right to enforce the patents covering the Zydis technology and to defend any allegation that a formulation using Zydis technology, such as rimegepant, infringes a third party’s patent.
This agreement terminates on a country-by-country basis upon the later of (i) 10 years after the launch of the most recently launched product in such country and (ii) the expiration of the last valid claim covering each product in such country, unless earlier voluntarily terminated by the Company. This agreement automatically extends for one-year terms unless either party

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12.  License and Other Agreements (Continued)

gives advance notice of intent to terminate. In addition, Catalent may terminate the agreement either in its entirety or terminate the exclusive nature of this agreement on a country-by-country basis if the Company fails to meet specified development timelines, which it may extend in certain circumstances.
In July 2018, the Company entered into a commercial supply agreement with Catalent pursuant to which Catalent will exclusively manufacture and supply the Company's worldwide requirements for rimegepant in the Zydis ODT delivery formulation, if the Company pursues and receives regulatory approval of this formulation of rimegepant, for an initial term of five years after its commercial launch with optional two-year renewal periods. Under the agreement, Catalent will supply the rimegepant Zydis ODT product at a fixed price, inclusive of a royalty, and will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party for a specified period of time, subject to certain minimum commercial revenues.
Amendment to License Agreement with Bristol-Myers Squibb Company
In March 2018, the Company entered into an Amendment to License Agreement (the “BMS Amendment”) with BMS, which amends the License Agreement between the Company and BMS from July 2016 (the “Original License Agreement” and, as amended by the BMS Amendment, the “BMS License Agreement”). Under the BMS Amendment, the Company paid BMS an upfront payment of $50 million in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of BHV-3500. Under the Original License Agreement, the Company was obligated to make tiered royalty payments based on annual worldwide net sales of licensed products upon their approval and commercialization, with percentages in the low- to mid-teens.
The BMS Amendment also removes BMS’s right of first negotiation to regain its intellectual property rights or enter into a license agreement with the Company following the Company’s receipt of topline data from its Phase 3 clinical trials with rimegepant, and clarifies that antibodies targeting CGRP are not prohibited as competitive compounds under the non-competition clause of the Original License Agreement.
The BMS License Agreement continues to provide the Company with exclusive global development and commercialization rights to rimegepant, BHV-3500 and related CGRP molecules, as well as related know-how and intellectual property. The Company’s obligations to make development and commercial milestone payments to BMS under the Original License Agreement remain unchanged.
Revenue Participation Right with RPI Finance Trust
In June 2018, pursuant to the Funding Agreement entered into by the Company and RPI (Note 7), the Company granted to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100,000 in cash. Specifically, the participation rate commences at 2.10 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.50 percent on annual global net sales exceeding $1.5 billion.
In addition, the Company had the option to repurchase 100% of the Revenue Participation Right from RPI for a purchase price of $155,000, if the Company entered into a definitive agreement to consummate a change of control. The Company did not exercise the Buy-Back Option which expired in July 2018.
13.  Commitments and Contingencies
Summarized below are the matters previously described in Note 16 of the Notes to the Consolidated Financial Statements in our 2017 Form 10-K, updated as applicable.
Lease Agreements
The Company has various office leases in New Haven, Connecticut. The Company recorded rent expense for these leases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rent expense	$14	$9	$38	$25

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  Commitments and Contingencies (Continued)

In August 2017, the Company entered into a lease agreement for office space and the related property for its new headquarters in New Haven, Connecticut which it intends to occupy during the third quarter of 2018. The lease has a term of 85 months and commenced on January 1, 2018, with the ability to extend to 120 months. The Company has the option to purchase the property for $2.7 million.
The Company recorded the following for the lease agreement for its new headquarters during the construction period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rent expense	$4	$—	$36	$—
Capitalized costs	814	—	1,379	—

License Agreements
The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments.  License agreements generally require the Company to pay annual maintenance fees and future payments upon the attainment of agreed upon development and/or commercial milestones.  These agreements may also require minimum royalty payments based on sales of products developed from the applicable technologies, if any.
Research Commitments
The Company has entered into agreements with several CROs to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2018 or December 31, 2017.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2018, there were no matters which would have a material impact on the Company’s financial results.
14.   Related Party Transactions
License Agreement with Yale
On September 30, 2013, the Company entered into an agreement with Yale University (“Yale”). Yale is a related party because the Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement. As partial consideration for the license under the Yale Agreement, on September 30, 2013, the Company issued to Yale 250,000 common shares, representing 5.1% of the Company’s then outstanding equity on a fully diluted basis. The fair value of the shares, totaling $152, was recognized as research and development expense at the time of issuance of the shares. During the three and six months ended June 30, 2018 and 2017, the Company recognized no material

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14.   Related Party Transactions (Continued)

research and development expenses under the Yale Agreement, and as of June 30, 2018 and December 31, 2017, owed no material amounts to Yale.
Relationship with Yale University
Dr. Coric, the Company's Chief Executive Officer, previously served as an associate clinical professor of psychiatry at Yale. While previously employed by Yale, Dr. Coric was a co-inventor of some of the patents that the Company licenses from Yale. Under Yale's policies, as a co-inventor, Dr. Coric is entitled to receive a share of any royalties that the Company pays to Yale under the agreement with respect to the covered intellectual property and any proceeds from Yale's sale of the common shares the Company issued to Yale in connection with the license agreement. During 2017, Yale sold the common shares and, pursuant to Yale's policies, Dr. Coric received a payment from Yale of $0.6 million in March 2018.
Kleo Pharmaceuticals, Inc.
The Company has investment in the common stock of Kleo (see Note 5). Kleo is a related party because the Company has determined that it exercises significant influence over the operating and financial policies of Kleo. In connection with its investment in Kleo, the Company received the right to designate two members of Kleo’s board of directors, who are the Chairman of the Company’s board of directors and another director of the Company. Also, the President and controlling stockholder of Kleo is a shareholder of the Company. The Company completed the last of four scheduled tranche purchases in January 2018, consisting of 1,375,000 shares for cash consideration of $1,375.
Guarantor and Co-Guarantor Warrants
The Guarantor and Co-Guarantor of the Credit Agreement with Wells Fargo are each shareholders and members of the board of directors of the Company. The Company issued warrants to the Guarantor and Co-Guarantor in exchange for their respective guaranties (see Note 8). The warrants were issued on January 26, 2017, pursuant to which each director received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share.

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
Our programs include the following:

Product	Platform	Indication	Development Stage
Rimegepant	CGRP	Acute treatment and prevention of migraine	Two pivotal Phase 3 clinical trials complete; additional Phase 3 ODT and long-term safety ongoing. Prevention trial expected to begin fourth quarter 2018.
BHV-3500	CGRP	Acute treatment and prevention of migraine	Pre-clinical; IND and Phase 1 trial expected to begin in second half 2018
Troriluzole	Glutamate	Ataxias	Phase 2/3 in SCA complete; Extension trial ongoing. Second Phase 2/3 trial to begin second half of 2018.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Phase 2/3 ongoing
Troriluzole	Glutamate	Alzheimer’s disease	Phase 2/3 ongoing
BHV-0223	Glutamate	Amyotrophic Lateral Sclerosis (“ALS”)	Bioequivalence study complete; NDA filing with FDA expected in second half 2018
BHV-5000	Glutamate	Neuropsychiatric disorders	Phase 1 trial completed dosing
CGRP Platform
In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and BHV-3500, through a license agreement with Bristol-Myers Squibb Company (“BMS”).

Rimegepant
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute and preventive treatment of migraine. In March 2018, we announced positive topline data from our first two pivotal Phase 3 trials for the acute treatment of migraine.  In each trial, treatment with a single 75 mg dose of rimegepant met the co-primary efficacy endpoints of the trial, which were superiority to placebo, at two hours post-dose, on measures of pain freedom and freedom from the patient’s most bothersome symptom.  In addition to achieving both co-primary endpoints in each of the trials, rimegepant also was observed to be both safe and well-tolerated in the trials, with a safety profile similar to placebo.  The efficacy and safety profile of rimegepant has now been observed across three randomized controlled trials to date.  The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the U.S. Food and Drug Administration (“FDA”) and provide the basis for a planned submission of a new drug application (“NDA”) to the FDA in 2019.
In August 2017, we commenced a long-term safety study of rimegepant in patients with migraine, and we expect sufficient clinical data needed for filing an NDA will be available by the end of 2018. Additionally, this program for the acute treatment of migraine will also be supported by results of 14 completed (enrollment and treatment completed) Phase 1 trials and two ongoing Phase 1 trials, as well as three additional Phase 1 trials planned to commence in the second half of 2018.
A third Phase 3 clinical trial for the acute treatment of migraine with a bioequivalent orally dissolving tablet (“ODT”) formulation of rimegepant was commenced in February 2018, and we expect this trial to be completed in the fourth quarter of 2018. Additionally, in November 2017, we received agreement from the FDA of an initial acute treatment pediatric study plan. In February 2018, a request for scientific advice for rimegepant was submitted to the Committee for Medicinal Products for Human Use, or CHMP, a committee of the European Medicines Agency, or EMA, and feedback was received in June 2018 outlining several potential pathways to approval.
A fourth Phase 3 clinical trial to evaluate rimegepant will explore its efficacy and safety as a preventive therapy for migraine. This trial is expected to begin by the fourth quarter of 2018.
BHV-3500
We intend to submit an investigational new drug application (“IND”) for BHV-3500, our third generation CGRP receptor antagonist, and initiate a Phase 1 clinical trial in the second half of 2018 to permit us to commence later stage clinical trials.
Glutamate Platform
The United States Adopted Name Council has recently adopted the name "troriluzole" as the non-proprietary name for the compound formerly known as "trigriluzole" (also previously referred to as BHV-4157). Going forward, the Company will refer to this compound as "troriluzole."
We are developing three product candidates that modulate the body’s glutamate system. Two of these product candidates, troriluzole and BHV-0223, act as glutamate transporter modulators, while our product candidate BHV-5000 is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
Troriluzole for ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been spinocerebellar ataxia ("SCA"). We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. In October 2017, we reported topline data from the 8-week randomization period from the Phase 2/3 clinical trial in SCA ("Study 201"). At the eight-week time point, troriluzole did not statistically differentiate from placebo. Since announcing the topline results, we have been in discussions with the FDA regarding the potential for further development of troriluzole in ataxias, and the FDA has expressed willingness to consider a modification of our trial's primary endpoint, the Scale for Assessment and Rating of Ataxia ("SARA") as an acceptable registrational endpoint. The SARA is a scale consisting of an eight-item, semi-quantitative performance-based assessment of cerebellar ataxia symptoms that measures impairment on a scale of zero to 40, with a higher score indicating more severe ataxia. Subsequent post-hoc analyses of the data from the Phase 2/3 trial has shown trends for therapeutic benefit in certain patient subgroups (for example, those who are projected to have higher drug exposures, those with certain genotypes, and those with SARA assessments with more consistent levels of rater reliability). Further, item-specific analyses of the SARA scale data suggest that certain of the eight items measured by SARA were strongly susceptible to a placebo effect. Based upon our analysis of this data, we have proposed the use of a modified SARA scale in future clinical evaluation of troriluzole to the FDA.
The following chart shows preliminary data from the long term, open-label extension phase of the Phase 2/3 trial after applying the modified SARA scale that we have proposed to the FDA as compared to data from a natural history reference cohort, to which we applied the same modified SARA scale. A natural history study follows a group of people over time who have a specific medical condition. We utilized data from a published natural history study that enrolled 345 patients with SCA in the United States, and observed the progression of the patients’ disease using the SARA scale for up to two years.

In the chart below, the results from the extension phase (labeled as "BHV-4157 OL") showed sustained improvements in modified SARA scores at all four time periods (extension week 8, 16, 24 and 48) in the troriluzole treated participants, meaning that the mean change in the modified SARA scale was negative at each time point, indicating an improvement in ataxia symptoms. In contrast, the natural history reference cohort showed an increase in the modified SARA score, indicating a worsening in ataxia symptoms, when measured at six months and one year. At one year, the mean change in the modified SARA score in the natural history reference cohort was an increase of +0.79, compared to a mean change in the troriluzole cohort of a decrease of -0.44. We believe these observed changes with troriluzole treatment suggest a clinically meaningful benefit relative to the natural history reference cohort.

Longitudinal Change on Total Modified SARA Scale

Mean Change (SE)
1.5
1.0
0.5
0.0
-0.5
-1.0
-1.5
-2.0
-2.5
BHV-4157 (Study -201)
Placebo (Study -201)
BHV-4157 OL (Study -201)
Natural History Cohort (Ashizawa et al 2013)
0.79 (0.133)
0.39 (0.105)
-0.38 (0.163)
-0.41 (0.102)
-0.44 (0.121)
-0.47 (0.136)
-0.38 (0.123)
-0.29 (0.168)
-0.44 (0.217)
Randomization Phase
Extension Phase
Baseline
W8
W16
M6
W32
W44
W56/Y1

	Baseline	W8	W16	M6	W32	W44	W56/Y1
BHV-4157 (N)	63	62					
Placebo (N)	66	66					
BHV-4157 OL (N)		128	121		90	49	25
Ashizawa (N)	343			226			152

Because we believe that troriluzole may offer therapeutic benefit to patients with SCA, we plan to initiate a second randomized, controlled trial in the second half of 2018 to further evaluate the efficacy of troriluzole in SCA. This second trial will incorporate trial design modifications based upon our post-hoc analyses of the initial Phase 2/3 trial, which may include: 1) utilization of the modified SARA scale that we have proposed to the FDA; 2) enrichment of the trial population with particular genotypes; 3) enhanced rater training procedures designed to ensure higher levels of scale reliability; 4) modified dosing regimen and 5) extension of measurement of the primary endpoint, improvement in the patient’s modified SARA scale, to one year.
Troriluzole for Other Indications
A Phase 2/3 double-blind, randomized controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. In addition, a Phase 2/3 double-blind, randomized controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease has advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In July 2018, we received authorization to proceed from the FDA and subsequently commenced the trial.
BHV-0223
We are developing BHV-0223 for the treatment of ALS. In December 2016, we received orphan drug designation from the FDA for BHV-0223 to treat ALS. In January 2018, we announced results of a bioequivalence study with BHV-0223 and marketed riluzole. These results demonstrated bioequivalence, thus providing pivotal data that we believe will enable submission of an NDA to the FDA and allow us to pursue the regulatory approval of BHV-0223 for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act. In addition, we submitted an IND to the FDA in late 2017, with the first trial assessing tolerability in dysphagic patients with ALS. This trial completed dosing in April 2018. We also started an additional tolerability study with 8-week dosing in ALS patients in the first quarter of 2018, and will be initiating a trial in healthy volunteers to characterize swallowing in the third quarter of 2018. A pre-NDA meeting with the FDA was held in March 2018, and we plan on submitting an NDA in the second half of 2018.
In the first half of 2017, we initiated a Phase 2 investigator-initiated, double-blind, proof of concept trial examining the effects of BHV-0223 on public speaking in social anxiety disorder. This study is ongoing, and we expect top-line results in the second half of 2018.
BHV-5000
We are also developing BHV-5000, an orally available, first-in-class, low-trapping NMDA receptor antagonist, for the treatment of neuropsychiatric diseases. One potential target indication includes Complex Regional Pain Syndrome ("CRPS"). CRPS is a rare, chronic pain condition typically affecting limbs and triggered by traumatic injury. Accompanying symptoms also include chronic inflammation and reduced mobility in the affected areas. Other disorders of interest include treatment-resistant major depressive disorder and Rett syndrome. Rett syndrome is a rare and severe genetic neurodevelopmental disorder for which no approved treatments are currently available. We acquired worldwide rights to BHV-5000 under an exclusive license agreement with AstraZeneca AB (“AstraZeneca”) in October 2016. We selected a lead formulation at the end of 2017 and completed dosing in a Phase 1 clinical trial of BHV-5000 in January 2018 to evaluate its pharmacokinetic properties. Non-clinical studies are ongoing to support future later-stage trials.
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
The BMS Amendment also removed BMS’s right of first negotiation to regain its intellectual property rights or enter into a license agreement with us following our receipt of topline data from our Phase 3 clinical trials with rimegepant, and clarified that antibodies targeting CGRP are not prohibited as competitive compounds under the non-competition clause of the Original License Agreement.
The Amended BMS License Agreement continues to provide us with exclusive global development and commercialization rights to rimegepant, BHV-3500 and related CGRP molecules, as well as related know-how and intellectual property. Our obligations to make development and commercial milestone payments to BMS under the Original License Agreement remain unchanged.
Private Placement
In March 2018, we sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52.0 million (“Private Placement”) after deducting underwriting discounts and commissions of $2.8 million and other offering expenses of $0.2 million. Subsequent to the closing of the Private Placement, we paid BMS the $50 million upfront payment under the BMS Amendment.
In connection with the Private Placement, we agreed to register the resale of the common shares acquired in the Private Placement. On April 3, 2018, we filed with the SEC a registration statement on Form S-1 to register for resale the common shares, which registration statement was declared effective by the SEC on April 5, 2018.
Transactions with RPI Finance Trust
In June 2018, we entered into a funding agreement ("Funding Agreement") to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or BHV-3500 and certain derivative compounds thereof ("Products") to RPI Finance Trust ("RPI"). We issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100 million in cash. Specifically, the participation rate commences at 2.10 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.50 percent on annual global net sales exceeding $1.5 billion.
Concurrently, we entered into a common stock purchase agreement ("Purchase Agreement") with RPI, pursuant to which we issued and sold 1,111,111 common shares to RPI. RPI paid $45.00 per share, resulting in gross proceeds of $50.0 million.

The shares were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933 under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. RPI represented that it is an accredited investor and that it is acquiring the shares for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.
In addition, the Company had the option to repurchase 100% of the Revenue Participation Right from RPI for a purchase price of $155 million, if the Company entered into a definitive agreement to consummate a change of control. The Company did not exercise the Buy-Back Option which expired in July 2018.
Capital Requirements
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates and programs. Our net loss was $39.3 million and $46.4 million for the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $327.4 million. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.
As a result, we will need additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.
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
As of June 30, 2018, we had cash of $217.5 million. We believe that our cash as of June 30, 2018 will enable us fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.
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
Our external direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, contract research organizations , contract manufacturing organizations, and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license agreements. We do not allocate employee costs or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to oversee the research and development as well as for managing our preclinical development, process development, manufacturing and clinical development activities. Many employees work across multiple programs, and we do not track personnel costs by program.
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
We anticipate that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development activities of our product candidates. We also continue to incur accounting, audit, legal, regulatory, compliance, public relations, director and insurance costs associated with being a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we expect an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

Other Income (Expense)
Change in Fair Value of Warrant Liability
In connection with entering into a credit agreement, we issued warrants to purchase common shares to two of our directors in connection with a guarantee of our obligations under the agreement. We previously classified the warrants as a liability on our consolidated balance sheet because each warrant represented a freestanding financial instrument that was not indexed to our shares. The warrant liability was initially recorded at fair value upon entering into the credit agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability was recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. On January 26, 2018, the anti-dilution price protection provisions contained within the warrants expired. Due to the expiration of these provisions, we discontinued classification of these warrants as a liability, and have accordingly reclassified them to additional paid-in capital within shareholders' equity.
Loss from Equity Method Investment
From August 2016 through January 2018, we purchased shares of common stock in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”). As of June 30, 2018 and December 31, 2017, we owned approximately 46.6% and 43.3%, respectively, of the outstanding shares of Kleo’s common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net, in our consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our consolidated balance sheet.
Non-Cash Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for the Funding Agreement with RPI as a liability financing. The debt is amortized under the effective interest rate method and, accordingly, we are recording non-cash interest expense over the estimated term of the Funding Agreement. The liability related to sale of future royalties, and the debt amortization, are based on our current estimate of future royalties expected to be paid over the term of the Funding Agreement. We will periodically assess the expected royalty payments and, if materially different than our previous estimate, will prospectively adjust and recognize the related non-cash interest expense. The transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Funding Agreement.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement, BPI was profitable during the three and six months ended June 30, 2018 and 2017, and BPI is subject to taxation in the United States. Our provision for income taxes has historically been comprised of Federal alternative minimum tax, through December 31, 2017, and also state taxes.
As of June 30, 2018, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to excess research and development (“R&D”) credits.

Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$29,052	$21,019	$8,033
General and administrative	9,064	4,199	4,865
Total operating expenses	38,116	25,218	12,898
Loss from operations	(38,116)	(25,218)	(12,898)
Other income (expense):
Interest expense	(13)	(362)	349
Non-cash interest expense on liability related to sale of future royalties	(501)	—	(501)
Change in fair value of warrant liability	—	(2,629)	2,629
Change in fair value of derivative liability	—	223	(223)
Change in fair value of contingent equity liability	—	(9,707)	9,707
Loss from equity method investment	(641)	(348)	(293)
Other	27	—	27
Total other income (expense), net	(1,128)	(12,823)	11,695
Loss before provision for income taxes	(39,244)	(38,041)	(1,203)
Provision for income taxes	25	399	(374)
Net loss and comprehensive loss	(39,269)	(38,440)	(829)
Accretion of beneficial conversion feature	—	(8,006)	8,006
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(39,269)	$(46,446)	$7,177
Research and Development Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$1,085	$450	$635
Troriluzole	1,202	1,703	(501)
Rimegepant	19,150	12,181	6,969
BHV-3500	1,272	1,325	(53)
BHV-5000	134	73	61
Unallocated research and development costs:
Personnel related (including share-based compensation)	5,340	2,931	2,409
Other	869	2,356	(1,487)
Total research and development expenses	$29,052	$21,019	$8,033
Research and development expenses were $29.1 million for the three months ended June 30, 2018, compared to $21.0 million for the three months ended June 30, 2017. The increase of $8.0 million was primarily due to increases in direct costs of $7.0 million for our rimegepant program, and an increase of personnel costs, including share-based compensation, of $2.4 million.
The increase in direct costs for our rimegepant program was primarily due to an increase in the number of clinical trials for the three months ended June 30, 2018 as compared to the same period in 2017.
The increase in personnel related costs, including share-based compensation, was a result of hiring additional research and development personnel. Our headcount in research and development increased to 30 as of June 30, 2018, compared to 18 as of

June 30, 2017.  Share-based compensation expense, included in personnel related costs, was $2.8 million for the three months ended June 30, 2018, an increase of $1.6 million as compared to the same period in 2017.
General and Administrative Expenses
General and administrative expenses were $9.1 million for the three months ended June 30, 2018, compared to $4.2 million for the three months ended June 30, 2017. The increase of $4.9 million was primarily due to increases in personnel-related costs, including share-based compensation, due to the hiring of additional personnel in our general and administrative functions, preparation for commercialization activities, professional fees supporting ongoing business operations, and additional fees to comply with being a public company.   Our headcount, outside of research and development, increased to 23 as of June 30, 2018, compared to 7 as of June 30, 2017.    Share-based compensation expense, included in personnel-related costs, was $2.8 million for the three months ended June 30, 2018, an increase of $1.3 million as compared to the same period in 2017.
Other Income (Expense), Net
Other income (expense), net was a net expense of $1.1 million for the three months ended June 30, 2018, compared to net expense of $12.8 million for the three months ended June 30, 2017. The decrease of $11.7 million in net expense was primarily due to the expense related to the change in fair value of the contingent equity liability and warrant liability in the three months ended June 30, 2017, which was satisfied upon our initial public offering in May 2017 ("IPO"). This decrease in expense was partially offset by increased losses recognized from our equity method investment in Kleo and non-cash interest expense on our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $0.03 million for the three months ended June 30, 2018, compared to a provision for income taxes of $0.4 million for the three months ended June 30, 2017. We recorded a tax provision for the three months ended June 30, 2018 for the state income taxes of BPI’s profitable operations in the United States during that period.  Due to tax reform enacted in the United States in December 2017, we are no longer subject to the alternative minimum tax.
Comparison of the Six Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$104,631	$31,759	$72,872
General and administrative	16,921	7,956	8,965
Total operating expenses	121,552	39,715	81,837
Loss from operations	(121,552)	(39,715)	(81,837)
Other income (expense):
Interest expense	(21)	(667)	646
Non-cash interest expense on liability related to sale of future royalties	(501)	—	(501)
Change in fair value of warrant liability	(1,182)	(3,083)	1,901
Change in fair value of derivative liability	—	512	(512)
Change in fair value of contingent equity liability	—	(13,082)	13,082
Loss from equity method investment	(1,369)	(566)	(803)
Other	6	—	6
Total other income (expense), net	(3,067)	(16,886)	13,819
Loss before provision for income taxes	(124,619)	(56,601)	(68,018)
Provision for income taxes	112	592	(480)
Net loss and comprehensive loss	(124,731)	(57,193)	(67,538)
Accretion of beneficial conversion feature	—	(12,006)	12,006
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(124,731)	$(69,199)	$(55,532)

Research and Development Expenses

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$2,394	$694	$1,700
Troriluzole	3,996	4,285	(289)
Rimegepant	34,491	15,142	19,349
BHV-3500	2,718	2,961	(243)
BHV-5000	632	73	559
Unallocated research and development costs:	—	—
Personnel related (including share-based compensation)	9,032	4,808	4,224
BMS Amendment upfront license payment	50,000	—	50,000
Other	1,368	3,796	(2,428)
Total research and development expenses	$104,631	$31,759	$72,872
Research and development expenses were $104.6 million for the six months ended June 30, 2018, compared to $31.8 million for the six months ended June 30, 2017. The increase of $72.9 million was primarily due to the upfront payment of $50 million related to the BMS Amendment, increases in direct costs of $19.3 million for our rimegepant program and $1.7 million for our BHV-0223 program, and an increase of personnel costs, including share-based compensation, of $4.2 million.
The increase in direct costs for our rimegepant program was primarily due to an increase in the number of clinical trials for the six months ended June 30, 2018 as compared to the same period in 2017.
The increases in direct costs for our BHV-0223 and BHV-5000 programs were primarily a result of further clinical development and advancement of the programs compared to the prior period.
The increase in personnel-related costs, including share-based compensation, was a result of hiring additional research and development personnel. Our headcount in research and development increased to 30 as of June 30, 2018, compared to 18 as of June 30, 2017.  Share-based compensation expense, included in personnel related costs, was $4.2 million for the six months ended June 30, 2018, an increase of $2.0 million as compared to the same period in 2017.
General and Administrative Expenses
General and administrative expenses were $16.9 million for the six months ended June 30, 2018, compared to $8.0 million for the six months ended June 30, 2017. The increase of $9.0 million was primarily due to increases in personnel-related costs, including share-based compensation, due to the hiring of additional personnel in our general and administrative functions, preparation for commercialization activities, professional fees supporting ongoing business operations, and fees to comply with being a public company.   Our headcount, outside of research and development, increased to 23 as of June 30, 2018, compared to 7 as of June 30, 2017.    Share-based compensation expense, included in personnel related costs, was $4.5 million for the six months ended June 30, 2018, an increase of $2.1 million as compared to the same period in 2017.
Other Income (Expense), Net
Other income (expense), net was a net expense of $3.1 million for the six months ended June 30, 2018, compared to net expense of $16.9 million for the six months ended June 30, 2017. The decrease of $13.8 million in net expense was primarily due to the expense related to the changes in contingent equity liability and warrant liability in the six months ended June 30, 2017, which was satisfied upon our IPO. This decrease in expense was partially offset by increased losses recognized from our equity method investment in Kleo and and non-cash interest expense on our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $0.1 million for the six months ended June 30, 2018, compared to a provision for income taxes of $0.6 million for the six months ended June 30, 2017. We recorded a tax provision for the six months ended June 30, 2018 for the state income taxes of BPI’s profitable operations in the United States during that period.  We were subject to Federal alternative minimum tax during the year ended December 31, 2017 and, due to tax reform enacted in the United States in December 2017, we are no longer subject to the alternative minimum tax.

Liquidity and Capital Resources
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations primarily with proceeds from sales of equity, and other financing transactions. Subsequent to our IPO, we raised funds through sales of our equity in private placements, as well as through the sale of a revenue participation right related to future royalties.
In May 2017, our registration statement on Form S-1 relating to our IPO was declared effective by the SEC. The IPO closed on May 9, 2017 and we issued and sold 9,900,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of $152.7 million after deducting underwriting discounts and commissions and other offering expenses. In addition, on May 9, 2017, the underwriters of our IPO fully exercised their option to purchase additional shares, and on May 11, 2017, we issued and sold an additional 1,485,000 common shares, resulting in additional net proceeds to us of $23.5 million, after deducting underwriting discounts and commissions and other offering expenses. The aggregate net proceeds we received from the IPO, after deducting underwriting discounts and commissions and offering expenses, were $176.1 million.
In March 2018, we sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52.0 million after deducting underwriting discounts and commissions of $2.8 million and other offering expenses of $0.2 million. Subsequent to the closing of the Private Placement, we paid BMS the $50 million upfront payment under the BMS Amendment.
In June 2018, we entered into a funding agreement to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or BHV-3500 and Products to RPI. We issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100 million in cash. Specifically, the participation rate commences at 2.10 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.50 percent on annual global net sales exceeding $1.5 billion.
Concurrently, we entered into a common stock purchase agreement with RPI, pursuant to which we issued and sold 1,111,111 common shares to RPI. RPI paid $45.00 per share, resulting in net proceeds of $49.9 million after deducting offering expenses of $0.1 million.
As of June 30, 2018, we had cash of $217.5 million.  Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(114,989)	$(32,702)
Net cash used in investing activities	(2,876)	(3,048)
Net cash provided by financing activities	203,849	216,348
Net increase in cash	$85,984	$180,598
Operating Activities
During the six months ended June 30, 2018, operating activities used $115.0 million of cash, an increase of $82.3 million as compared to the six months ended June 30, 2017.  The increase in cash usage was primarily due to the $50 million upfront payment under the BMS Amendment, and increases in cash paid for clinical trials, personnel, professional fees and other infrastructure costs.
Investing Activities
During the six months ended June 30, 2018, we used $2.9 million of cash in investing activities, a decrease of $0.2 million as compared to the six months ended June 30, 2017.  The decrease was primarily due to a reduction in the amount invested in Kleo during the three months ended June 30, 2018, as compared to the same period in 2017, nearly fully offset by an increase in leasehold improvements related to our new headquarters during the three months ended June 30, 2018, as compared to the same period in 2017.

Financing Activities
During the six months ended June 30, 2018, net cash provided by financing activities was $203.8 million, a decrease of $12.5 million compared to the six months ended June 30, 2017.  The decrease was primarily due to a decrease in proceeds from equity offerings and outside funding during the six months ended June 30, 2018, partially offset by an increase in proceeds from the exercise of stock options.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our costs will also increase as we:

•
complete our long-term safety study, Phase 3 ODT trial and Phase 1 supporting trials of rimegepant for acute treatment of migraine, and conduct our fourth Phase 3 trial to evaluate rimegepant as a preventive therapy for migraine;

•
complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA, conduct and complete a second randomized controlled trial to assess the efficacy of troriluzole in SCA, and conduct our troriluzole OCD and Alzheimer’s disease trials;

•	conduct patient tolerability studies and NDA preparation for BHV-0223 for treatment of ALS;

•	complete our planned Phase 1 clinical trial of BHV-5000 for treatment of neuropsychiatric diseases and support activities for later-phase studies and clinical trials;

•	progress formulation, toxicology, and clinical development in preparation of our NDA filing and planned clinical trials of BHV-3500 for treatment of migraine;

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

•	hire additional clinical, medical, commercial, and development personnel;

•	expand our infrastructure and facilities to accommodate our growing employee base;

•	support collaborations with external institutions or agencies for the purpose of ongoing development and future commercialization of our product candidates;

•	maintain, expand and protect our intellectual property and portfolio pipeline; and

•	pay milestones or royalties under existing contractual arrangements and/or acquire or in-license other product candidates and technologies.
Without additional external funding, we expect that our existing cash will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements for at least the next 12 months. The assumption for cash usage through this date assumes that planned programs and expenditures continue and that we do not reduce, stop or curtail programs or other spending. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured.
We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize rimegepant, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for rimegepant, troriluzole, BHV-0223, or our other product candidates, we expect to incur commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize or whether we commercialize jointly or on our own.
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
Contractual Obligations and Commitments
In addition to the following discussion of our commitment to RPI under the Funding Agreement, the disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 13 to our condensed consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for further discussion of commitments and contingencies.
Pursuant to our Funding Agreement with RPI entered in June 2018, we have a commitment for repayments under the Revenue Participation Right due for sales of Products. A liability of $106.0 million represents the carrying value established on the date of the transaction. Actual payments to RPI may be significantly different than the carrying value based on future royalties that may become payable from the sale of Products.
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

Changes to Critical Accounting Policies
During 2018, we added “Equity method investment, including related impairment,” to our critical accounting policies.  We removed “Valuation of derivative liability”, and “Valuation of contingent equity liability” from our critical accounting policies, which are no longer relevant to our financial position or results of operations during 2018.
Equity method investment, including related impairment
An assessment of whether or not we have the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of June 30, 2018 and December 31, 2017, and will be performed as of each subsequent reporting date. After each of these assessments, we concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct its research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, we concluded that our investment in Kleo should be accounted for under the equity method.  Changes related to this assessment could have a material impact on our financial statements.
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
Non-Cash Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for the Funding Agreement with RPI as a liability financing. The debt will be amortized under the effective interest rate method and, accordingly, we are recognizing non-cash interest expense over the estimated term of the Funding Agreement. The liability related to sale of future royalties, and the debt amortization, are based on our current estimate of future royalties expected to be paid over the term of the Funding Agreement. We will periodically assess the expected royalty payments and, if materially different than our previous estimate, we will adjust the liability and prospectively recognize related non-cash interest expense. The transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Funding Agreement.
Current Critical Accounting Policies
With the exception of the new policies added in 2018, which are described above, the critical accounting policies noted below are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.  All of the critical accounting policies noted below are described in the notes to the condensed consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that the following accounting policies involve the most judgment and complexity:

•	accrued research and development expenses;

•	share-based compensation;

•	equity method investment, including related impairment;

•	non-cash interest expense on liability related to sale of future royalties; and

•	valuation of warrant liability.
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
The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash of $217.5 million and $131.5 million, respectively. As of June 30, 2018, we held our cash in non-interest-bearing bank accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates.
We have adopted an investment policy, pursuant to which we hold such net proceeds in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations. We have no exposure to interest rate risk related to indebtedness as of June 30, 2018.
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
Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).
In connection with the preparation of our financial results for the years ended December 31, 2014 and 2015, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective as a result of material weaknesses in our control over financial reporting. The material weaknesses remained unremediated as of June 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting included the following:

•
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

◦
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

◦
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

◦	We did not design and maintain controls over our supervision and review of the completeness and accuracy of third-party vendors’ computations supporting our common share valuations.

•
We did not design and maintain controls over the operating effectiveness of information technology, or IT, general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain effective controls over program change management; user access, including segregation of duties; or computer operations.

Changes in Internal Controls over Financial Reporting
During the six months ended June 30, 2018, we have changed our internal controls over financial reporting as follows:

•	Hired additional finance staff with significant experience with financial controls and GAAP reporting.

•	Completed the implementation of a new enterprise resource planning system, a new share-based compensation system, and a new SEC reporting software.

•
Began implementation of formal disclosure controls and procedures, including the formalization of a disclosure committee and requiring management sub-certifications from employees in key functional areas.

•	Engaged a third party firm to support our compliance with Section 404 of the Sarbanes-Oxley Act.
We believe that these activities will further support the remediation of these material weaknesses.
Except as described above, there has been no change in our internal control over financial reporting during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since our inception, we have incurred significant operating losses. Our net loss was $124.7 million and $127.2 million for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $327.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
complete our ongoing Phase 3 clinical trial of the ODT formulation of rimegepant for the acute treatment of migraine, and Phase 1 supporting trials of rimegepant, and conduct a fourth Phase 3 clinical trial to evaluate rimegepant as a preventive therapy for migraine;

•
complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA, conduct a second randomized controlled trial to assess the efficacy of troriluzole in SCA, and conduct our troriluzole OCD and Alzheimer’s disease trials;

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

•	make required milestone and royalty payments under the license agreements by which we acquired some of the rights to our product candidates;

•	make required royalty payments to RPI, under the Funding Agreement which we entered into June 2018;

•	initiate preclinical studies and clinical trials for any additional indications for our current product candidates and any future product candidates that we may pursue;

•	continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;

•	continue to develop, maintain, expand and protect our intellectual property portfolio;

•	pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials, including the preparation of NDA submissions for rimegepant and BHV-0223;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

•	hire additional clinical, medical, commercial, and development personnel; and

•	incur additional legal, accounting and other expenses in operating as a public company.
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
We may never succeed in any or all of these activities and, even if we do, we may never generate sufficient revenue to achieve profitability. In addition, our potential obligation to pay RPI royalties on future sales of rimegepant, BHV-3500 and certain derivative compounds thereof pursuant to the Funding Agreement would impact the profitability of these products.
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
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our product candidates. Our expenses could increase beyond our current expectations if the FDA requires us to perform clinical trials and other studies in addition to those that we currently anticipate. For example, for our troriluzole clinical program, we intend to meet with the FDA to review the Phase 2/3 clinical trial data to better understand the potential pathways for an eventual filing. Given that the topline results did not show differentiation of troriluzole from placebo in patients with SCA, the FDA may require additional data and studies to support an eventual filing, beyond what becomes available from completion of the ongoing long-term extension phase of the current trial. With regard to our BHV-5000 program, due to the small number of patients with CRPS and Rett syndrome, we believe that BHV-5000 will require only a single pivotal trial for each disorder. However, the FDA ordinarily requires two well-controlled clinical trials prior to marketing approval of a product candidate. If the FDA requires us to conduct additional clinical trials of troriluzole or BHV-5000, or any of our other product candidates, we would incur substantial additional, unanticipated expenses in order to obtain regulatory approval of those product candidates.

In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. Additionally, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution and, with respect to certain of our product candidates, the payment of milestone and royalty fees. In addition, in June 2018 we entered into the Funding Agreement with RPI pursuant to which we issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of pharmaceutical products containing the compounds rimegepant or BHV-3500 and certain derivative compounds thereof, in exchange for $100 million. Even if we are able to obtain marketing approval for rimegepant or BHV-3500, we cannot guarantee that sales of such products, if any, will be sufficiently profitable due to our obligations under the Funding Agreement. Furthermore, we expect to incur additional costs associated with operating as a public company.
In connection with the Funding Agreement, in June 2018, RPI purchased $50 million of our common shares at a price of $45.00 per share. As of June 30, 2018, we had cash of $217.5 million. We expect that our existing cash will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements for at least twelve months from the date of filing of this report. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our ongoing and planned preclinical studies and clinical trials for our product candidates;

•	the timing and amount of milestone and royalty payments we are required to make under our license agreements and the Funding Agreement;

•	the extent to which we in-license or acquire other product candidates and technologies;

•	the number and development requirements of other product candidates that we may pursue, and other indications for our current product candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including drug manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	our ability to establish strategic collaborations for the development or commercialization of some of our product candidates; and

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
We are subject to significant obligations, including to potentially make significant payments under the license agreements by which we acquired the rights to several of our product candidates and under our funding agreement related to rimegepant and BHV-3500.
In July 2016, we acquired the rights to rimegepant and another product candidate, BHV-3500, pursuant to a license agreement with BMS, and in October 2016, we acquired the rights to BHV-5000 pursuant to a license agreement with AstraZeneca. We are subject to significant obligations under these agreements, including payment obligations upon achievement of specified milestones and royalties on product sales, as well as other material obligations. We may be obligated to pay BMS up to $127.5 million in development milestones for rimegepant or a derivative thereof, up to $74.5 million in development milestones for any licensed product other than rimegepant, and up to $150.0 million in commercial milestones for each licensed product. In July 2017, we paid BMS $5.0 million due to the achievement of a specified milestone. We may also be obligated to pay AstraZeneca up to $30.0 million in development milestones for licensed products for the treatment of Rett syndrome, up to $60.0 million in development milestones for licensed products for CRPS and indications other than Rett syndrome, and up to $120.0 million in commercial milestones. We are also obligated to pay fixed royalties based on net sales of rimegepant, BHV-3500 and BHV-5000, or any other product that is a licensed product under those agreements. If these payments become due under the terms of our license agreements with BMS and AstraZeneca, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed.
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
In June 2018, we entered into the Funding Agreement with RPI, which requires us to make revenue participation payments, subject to certain reductions, based on the future global net sales of pharmaceutical products containing the compounds rimegepant or BHV-3500 and certain derivative compounds thereof. The participation rate commences at 2.1 percent on global annual net sales of products up to and equal to $1.5 billion, declining to 1.5 percent on global annual net sales of products exceeding $1.5 billion. If these payments become due under the terms of the Funding Agreement, they will have a negative impact on our cash flows and on the future profitability of rimegepant and BHV-3500.
In addition, under the Funding Agreement, we are obligated to take certain steps to complete clinical trials and commercialize products containing the compounds rimegepant or BHV-3500 and certain derivative compounds thereof. These obligations could adversely impact or delay our ability to develop our other product candidates.
Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or future revenue streams.
Until such time as we can generate substantial product revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and license and development agreements in connection with any future collaborations. We do not have any committed external source of funds. In the event we seek additional funds, we may raise additional capital through the sale of equity or convertible debt securities, such as our recent sale of 1,111,111 newly issued common shares to RPI in connection with the Funding Agreement. In such an event, our existing shareholders may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the holders of our common shares. Debt financing, if available, could result in increased fixed payment obligations and may involve agreements that include restrictive covenants, such as limitations on our ability to incur additional debt, make capital expenditures, acquire, sell or license intellectual property rights or declare dividends, and other operating restrictions that could hurt our ability to conduct our business.

Further, if we raise additional capital through collaborations, strategic alliances, or marketing, distribution, licensing or funding arrangements with third parties, we may have to relinquish valuable rights to our intellectual property future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.
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
We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, the completion of the ongoing extension phase of the Phase 2/3 clinical trial and the conduct and completion of our second randomized controlled trial of troriluzole in SCA, completion of our Phase 2/3 clinical trial of troriluzole in OCD and initiation of our Phase 2/3 clinical trial of troriluzole in Alzheimer’s disease, patient tolerability studies and NDA preparation for BHV-0223, completion of our ongoing Phase 3 clinical trial of the ODT formulation of rimegepant and long-term safety study for rimegepant, initiation of a fourth Phase 3 clinical trial of rimegepant for the preventive treatment of migraine and completion of our Phase 1 trials for BHV-3500 and BHV-5000. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:

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
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen, and the rate of dropout among clinical trial participants. For example, we plan to initiate a second randomized, controlled clinical trial of troriluzole in SCA in the second half of 2018 which will incorporate trial design modifications compared to our first Phase 2/3 clinical trial, including the use of a modified SARA scale to measure patient improvement. We cannot predict the impact these modifications may have on the results of this second trial.
Additionally, the data we have presented herein and upon which we have based our determination to proceed with the clinical development of troriluzole in SCA is drawn from post-hoc analyses of data subsets from our Phase 2/3 clinical trial, as well as comparisons to a natural history study cohort. While we believe these data may be useful in informing the design of our future randomized, controlled clinical trial of troriluzole, post-hoc analyses performed after unmasking trial results can result in the introduction of bias and may not be predictive of success in future clinical trials.
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
In order to commence our planned clinical trials of BHV-3500 and BHV-5000 we will have to complete development of a commercial-grade formulation and obtain sufficient clinical supply of both product candidates.
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

For example, with respect to our second planned randomized, controlled clinical trial of troriluzole for the treatment of SCA, we are in discussions with the FDA regarding the acceptability of the primary endpoint and necessary secondary endpoints, including our proposal to use a modified SARA scale. In our first Phase 2/3 clinical trial, the FDA stated that while certain items measured by the SARA scale appeared capable of reflecting a clinically meaningful benefit for patients depending on how the scoring of those items is defined, the use of the SARA scale was not appropriate as a primary endpoint in the trial. Based on our post-hoc analyses of data from the open-label extension phase of the trial, we are proposing modifications to the SARA scale that we believe may address some of these shortcomings. Because we are still in discussions with the FDA regarding the modified SARA scale, we cannot guarantee that the FDA, any foreign regulatory agency or future advisory committee will be satisfied with this approach. There is substantial risk that even if we receive favorable results from this second trial, the FDA or any foreign regulatory agency may nevertheless conclude that results obtained using the modified SARA scale would not be an adequate basis for approval.
BHV-0223 40mg met bioequivalent criteria (AUC and Cmax) with generic riluzole 50mg tablets. Since the currently approved riluzole is associated with a negative food effect (lower AUC and Cmax when administered with high fat meals), a food assessment was performed within the BHV-0223 Phase 1 trial. Topline results from the food effect assessment, demonstrated bioequivalent AUC exposure for BHV-0223 40 mg under both fed and fasting states. However,

Cmax concentrations were lowered by more than 20% under the fed state. We believe that BHV-0223’s property of maintaining therapeutic AUC exposures regardless of feeding state is clinically important for patients. Ultimately, the FDA will determine the labeling of BHV-0223 with regard to the effect of feeding, which may impact our marketing of BHV-0223 if it is approved.
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
For example, in its Phase 2b clinical trial, rimegepant dosed at 75 mg showed statistically significant improvement as compared to placebo on all four key migraine symptoms—pain, nausea, photophobia, phonophobia—which are inherently subjective endpoints that are difficult to measure. Patients in the trial were provided with an electronic data capturing device, or an electronic subject diary, which they used to record and rank their assessments of pain, nausea, photophobia and phonophobia at specified time points after they had taken the study medication following the occurrence of a moderate to severe migraine headache. The measurements from the trial were based on subjective patient feedback as recorded on their electronic subject diary, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial. The placebo effect also tends to have a more significant impact on clinical trials involving subjective measures such as pain.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. If we are unable to enroll a sufficient number of patients in our clinical trials, our timelines for recruiting patients, conducting clinical trials and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of our clinical trials altogether. We cannot predict how successful we will be at enrolling patients in future clinical trials. Patient enrollment is affected by other factors including:

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
We have limited financial and managerial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Under the Funding Agreement, we are obligated to take certain steps to complete clinical trials and commercialize products containing the compounds rimegepant or BHV-3500 and certain derivative compounds thereof. These obligations could adversely impact or delay our ability to develop other product candidates. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
With respect to our CGRP receptor antagonists, rimegepant and BHV-3500, we face competition from other companies that market or are developing migraine treatments. These include products in the class of products known as triptans, including the 5-HT1F receptor antagonist lasmiditan being developed by Eli Lilly and Company, as well as other small molecule CGRP receptor antagonists such as ubrogepant in Phase 3 clinical trials and atogepant in Phase 2 clinical trials, being developed by Allergan. It is anticipated that NDAs for lasmiditan and ubrogepant will likely be submitted to the FDA prior to when we expect to submit an NDA for rimegepant. Our other CGRP product candidate, BHV-3500, is in an earlier stage of development than ubrogepant, lasmiditan, atogepant and rimegepant. These other products are more advanced in their clinical development than rimegepant and BHV-3500, and therefore may receive marketing approval before our migraine product candidates receive marketing approval, if at all, which could make it more difficult for our products to achieve commercially reasonable market acceptance. In addition, with the recent approval by the FDA of Aimovig, the first biologic CGRP receptor binding monoclonal antibody approved for the preventive treatment of migraine in adults, the market opportunity for rimegepant for the acute treatment of migraine may decrease if Aimovig is successful in preventing migraine in patients. Wide adoption of Aimovig may also cause clinicians to be more hesitant in prescribing an oral CGRP for acute treatment in a patient who is receiving a biologic CGRP for prevention. Finally, as acute treatment of migraine moves from a relatively generic market to a branded market, it is anticipated that payers will implement new or more stringent prior authorization procedures, such as step therapy in which a patient must try a less expensive drug first, for patients to receive these newer and more expensive medications, thereby potentially slowing new product uptake and adoption.
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
With respect to troriluzole, which we are currently developing for the treatment of ataxias and other neurologic disorders, with SCA as our initial indication, there are currently no approved drug treatments for spinocerebellar ataxias in the United States. We are also developing troriluzole for the potential treatment of Alzheimer’s disease and OCD and if we continue to pursue those indications, we would face substantial competition from companies that develop or sell products that treat Alzheimer’s disease or OCD. With respect to BHV-5000, which we are developing for the treatment of neuropsychiatric conditions such as Rett syndrome. There are currently no approved drug treatments for Rett syndrome in the United States.
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
While we believe that rimegepant contains active ingredients that would be treated as NCEs by the FDA and, therefore, if approved, should be afforded five years of data exclusivity, the FDA may disagree with that conclusion and may approve generic products after a period that is less than five years. Moreover, while we believe that troriluzole, a prodrug of riluzole, and BHV-5000.
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
We are party to several license agreements under which we in-license patent rights and other intellectual property related to or business, including a license agreement with BMS, under which we were granted an exclusive license relating to rimegepant and BHV-3500, a license agreement with ALS Biopharma and FCCDC, pursuant to which we were assigned intellectual property rights relating to troriluzole, a license agreement with Catalent, pursuant to which we were granted an exclusive license to use their Zydis technology in the development of BHV-0223 and rimegepant, and a license agreement with AstraZeneca, pursuant to which we were granted an exclusive license relating to BHV-5000.
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
We intend to conduct our clinical trials, including our ongoing Phase 3 ODT clinical trial of rimegepant and Phase 2/3 clinical trial of troriluzole, using our own clinical resources while also leveraging expertise and assistance from CROs as appropriate. We do not currently have the ability to independently conduct large-scale clinical trials, such as a Phase 3 clinical trial, without outside assistance.
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
We also rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. For example, Catalent is the sole-source supplier for the Zydis formulation of BHV-0223, and the ODT formulation of rimegepant. We may also have sole-source suppliers for one or more of our other product candidates. Some of the APIs and other substances and materials used in our product candidates are currently available only from one or a limited number of domestic or foreign suppliers and foreign manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. In the event an existing supplier fails to supply product on a timely basis or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or if we or our manufacturers are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we likely would incur added costs and delays in identifying or qualifying replacement manufacturers and materials and there can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely. We and our manufacturers do not currently maintain inventory of these APIs and other substances and materials. Any interruption in the supply of an API or other substance or material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.
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
In the United States, the European Union, and other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively ACA was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include:

•
an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

•
establishment of the Center for Medicare Innovation at the Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have an adverse effect on our customers and accordingly, our financial operations.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS is developing new payment and delivery models, such as bundled payment models. The U.S. Department of Health and Human Services (“HHS”) moved 30% of Medicare payments to alternative payment models tied to the quality or value of services in 2016. Additionally, HHS had set a goal of moving 50% of Medicare payments into these alternative payment models by the end of 2018, but due to a policy shift under the Trump Administration, it is unclear how and when such changes will be implemented. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Further, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration’s "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although some of these, and other, proposals will require authorization through additional legislation to become effective, members of Congress and the Trump Administration have stated that they will continue to seek new legislative and administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
More recently, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 ("Right to Try Act") was signed into law. The law, among other things, provides a federal framework for patients to access certain investigational new drug products that have completed a Phase I clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program.
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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, and as amended again by the Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, commonly referred to as the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to HIPAA, i.e. health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

•	the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

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

•	state and local laws that require the registration of pharmaceutical sales representatives;

•
state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•	European and other foreign law equivalents of each of these laws, including reporting requirements detailing interactions with and payments to healthcare providers.
Ensuring that our internal operations and current and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.
We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.
We have obtained orphan drug designation in the United States for troriluzole in SCA, BHV-0223 in ALS and BHV-5000 in Rett syndrome. We may seek orphan drug designation for other product candidates in the future. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.
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
In May 2017, we received fast track designation from the FDA for troriluzole for the potential treatment of SCA. Fast track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review. Fast track designation is intended to facilitate and expedite development and review of an NDA to address unmet medical needs in the treatment of serious or life-threatening conditions. However, fast track designation does not accelerate clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that troriluzole will receive marketing approval or that approval will be granted within any particular timeframe. We may also seek fast track designation for our other product candidates. We may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
The patent prosecution process is expensive and time-consuming, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. None of our patents claiming troriluzole or BHV-0223 have issued, and applications filed under the Patent Cooperation Treaty, or PCT, with respect to troriluzole and BHV-0223 have been nationalized and are pending in the U.S., European countries, Japan, Korea, China, India, Russia, Brazil, Canada, and other countries. It is also possible that we will fail to identify patentable aspects of our research and development in time to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries. If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current and future product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, products. Any such outcome could have a negative effect on our business.

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
Our patents and pending patent applications related to troriluzole and BHV-0223 only protect or seek to protect the formulation or method of administration of our product candidates and not the active pharmaceutical ingredient, riluzole, a compound for which patent protection is no longer available.
We own several families of patent applications covering prodrugs and formulations of riluzole. These patent applications include several U.S. applications and corresponding international and PCT applications. These families of patent applications cover troriluzole and numerous other prodrugs of riluzole as well as BHV-0223, a sublingual or ODT form of riluzole. Other patent applications provide coverage for alternative formulations of riluzole prodrugs and their uses. The applications also cover prodrugs related to riluzole and prodrugs relating to lanicemine. The patent for riluzole, which is the active pharmaceutical ingredient in these product candidates, expired in 2013, and so only novel riluzole-containing pharmaceutical compositions and their uses can be protected by one or more patent applications.
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
As of June 30, 2018, we had 53 employees, all of which were employed directly by our U.S. subsidiary, Biohaven Pharmaceuticals, Inc. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Although we have adopted a code of business conduct and ethics, it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations.
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
Our share price has been and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common shares at or above the price paid for the shares. The market price for our common shares may be influenced by many factors, including:

•	positive or negative results, including preliminary or topline results, of preclinical studies and clinical trials reported by us, strategic partners or competitors;

•	any delay in the commencement, enrollment and the ultimate completion of clinical trials;

•	technological innovations or commercial product introductions by us or competitors;

•	failure to successfully develop and commercialize any of our product candidates;

•	developments, announcements or changes in government regulations relating to drug products, including related to drug pricing, reimbursement and healthcare coverage;

•	delays in in-licensing or acquiring additional complementary product candidates;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public concern relating to the commercial value or safety of any of our product candidates;

•	financing or other corporate transactions, or inability to obtain additional funding;

•	announcements relating to our arrangements with BMS, AstraZeneca or RPI;

•	failure to meet or exceed expectations of the investment community;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our shares;

•	announcements by therapeutic drug product providers related to pricing of therapeutics;

•	announcements of significant licenses, acquisitions, strategic partnerships or joint ventures by us or our competitors;

•	publication of research reports or comments by securities or industry analysts;

•	recruitment or departure of key personnel;

•	sales of our common shares, including sales by our directors and officers or specific shareholders;

•	general market or regulatory conditions in the pharmaceutical industry or in the economy as a whole; or

•	other events and factors, many of which are beyond our control.
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
Concentration of ownership of our common shares among our executive officers, directors and their affiliated entities may prevent new investors from influencing significant corporate decisions.
Our directors and executive officers, and entities affiliated with them, in the aggregate, beneficially own approximately 32% of our common shares. These shareholders, acting together, would be able to control or significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. Some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their shares at prices substantially below the current market price of our common shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders.
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
A significant portion of our total outstanding shares may be sold freely into the market. This could cause the market price of our common shares to drop significantly, even if our business is doing well.
Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities.
As of August 9, 2018, we had 40,127,927 common shares outstanding, and 39,016,816 of these shares are freely tradable without restrictions or further registration under the Securities Act except, subject to certain restrictions applicable to shares held by our affiliates as defined in Rule 144 under the Securities Act. The remaining 1,111,111 shares will be eligible for public sale in December 2018.
Additionally, the holders of approximately 7.9 million common shares are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investors’ rights agreement between such holders and us. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
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
We expect to, and in some cases have begun to, use the net proceeds from our recent IPO to conduct our two Phase 3 clinical trials of rimegepant for the acute treatment of migraine which completed in March 2018; to fund continued research and development of BHV-3500 for the acute treatment and prevention of migraine; to complete our ongoing extension phase of the Phase 2/3 clinical trial with troriluzole for the treatment of spinocerebellar ataxia, and initiate studies with troriluzole in OCD and Alzheimer’s disease; to fund continued research and development of BHV-5000 for the treatment of symptoms associated with Rett syndrome, including completion of our planned Phase 1 clinical trial for this indication; to fund other research and development activities, including development of BHV-0223 for the treatment of ALS, as well as completion of our bioequivalence study of BHV-0223; and for working capital and other general corporate purposes, including the satisfaction of any milestone payment obligations under our license agreements. The failure by our management to apply these funds effectively could result in financial losses that could have an adverse effect on our business, cause the price of our common shares to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our IPO in a manner that does not produce income or that loses value.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common shares less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an “emerging growth company,” we are required to report only two years of financial results and selected financial data compared to three and five years, respectively, for comparable data reported by other public companies. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” effective December 31, 2018, because the aggregate market value of our common shares held by non-affiliates exceeded $700 million as of June 30, 2018. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.
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
Prior to the completion of our IPO, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. In preparation of our financial statements in connection with our IPO, we determined that material weaknesses in our internal control over financial reporting existed during each of fiscal 2014, 2015 and 2016 and remained unremediated as of December 31, 2017 and June 30, 2018. These material weaknesses in our internal control over financial reporting are described below.
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
We have initiated remediation efforts focused on improving our internal control over financial reporting and to specifically address the control deficiencies that led to our material weaknesses. These efforts include the following:

•	Initial investment in finance and accounting organization and systems, including:

◦	Hiring of finance and accounting personnel with experience in accounting operations, financial controls and SEC reporting;

◦	Completing the implementation of a new enterprise resource planning system during the first quarter 2018;

◦	Completing the implementation of stock-based compensation software during the first quarter 2018; and

◦	Completing the implementation of a new SEC reporting software during the second quarter 2018.

•	Retaining a technical accounting consulting firm to provide additional depth and breadth in our technical accounting and financial reporting capabilities.

•	Initiating design and implementation of our financial control environment, including policies and procedures, controls, reporting and analysis, and segregation of duties.

•	Implementation of formal disclosure controls and procedures, including the formalization of a disclosure committee and requiring management sub-certifications from employees in key functional areas.
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
On December 22, 2017, President Trump signed into law new legislation, commonly known as the Tax Cuts and Jobs Act of 2017, or Tax Act, that significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common shares is also uncertain and could be adverse. We urge our shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common shares.
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

Item 6. Exhibits

Exhibit No.*	Description

10.1†	Amendment to License Agreement, dated March 9, 2018, by and between Biohaven Pharmaceutical Holding Company Ltd. and Bristol-Myers Squibb Company.

10.2†
Funding Agreement, dated June 18, 2018, by and between Biohaven Pharmaceutical Holding Company Ltd. and RPI Finance Trust (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the SEC on June 25, 2018).

10.3†
Common Stock Purchase Agreement, dated June 18, 2018, by and between Biohaven Pharmaceutical Holding Company Ltd. and RPI Finance Trust (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the SEC on June 25, 2018).

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________________________

*	The XBRL instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

†
Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

‡
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
Dated: August 14, 2018
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)