Form 10-Q
period 2018-09-30
Biohaven Pharmaceutical Holding Co Ltd.
filed 2018-11-14
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2018, the registrant had 40,327,610 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$168,185	$131,468
Prepaid expenses and other current assets	14,795	5,197
Total current assets	182,980	136,665
Property and equipment, net	4,891	2,344
Equity method investment (Note 5)	7,156	7,847
Other assets	64	32
Total assets	$195,091	$146,888
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,658	$4,721
Accrued expenses	10,606	4,708
Total current liabilities	15,264	9,429
Liability related to sale of future royalties, net (Note 7)	111,919	—
Warrant liability (Note 8)	—	4,021
Other long-term liabilities	2,095	1,467
Total liabilities	$129,278	$14,917
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, no par value; 200,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 40,261,750 and 36,057,748 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	418,273	311,061
Additional paid-in capital	36,358	23,556
Accumulated deficit	(388,818)	(202,646)
Total shareholders’ equity	$65,813	$131,971
Total liabilities and shareholders’ equity	$195,091	$146,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$47,362	$34,996	$151,993	$66,755
General and administrative	7,574	4,571	24,495	12,527
Total operating expenses	54,936	39,567	176,488	79,282
Loss from operations	(54,936)	(39,567)	(176,488)	(79,282)
Other income (expense):
Interest expense	(12)	(239)	(33)	(906)
Non-cash interest expense on liability related to sale of future royalties	(5,633)	—	(6,134)	—
Change in fair value of warrant liability	—	(2,426)	(1,182)	(5,509)
Change in fair value of derivative liability	—	—	—	512
Change in fair value of contingent equity liability	—	—	—	(13,082)
Loss from equity method investment	(697)	(638)	(2,066)	(1,204)
Other	(2)	10	4	10
Total other expense, net	(6,344)	(3,293)	(9,411)	(20,179)
Loss before provision for income taxes	$(61,280)	$(42,860)	$(185,899)	$(99,461)
Provision for income taxes	161	55	273	647
Net loss and comprehensive loss	(61,441)	(42,915)	(186,172)	(100,108)
Accretion of beneficial conversion feature on Series A preferred shares	—	—	—	(12,006)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(61,441)	$(42,915)	$(186,172)	$(112,114)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(1.53)	$(1.19)	$(4.82)	$(4.47)
Weighted average common shares outstanding—basic and diluted	40,147,735	35,930,698	38,636,072	25,102,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(186,172)	$(100,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,438	10,805
Non-cash interest expense	—	784
Non-cash interest expense on liability related to sale of future royalties	6,134	—
Non-cash expense related to license agreement	4,080	—
Change in fair value of warrant liability	1,182	5,509
Change in fair value of derivative liability	—	(512)
Change in fair value of contingent equity liability	—	13,082
Loss from equity method investment	2,066	1,204
Other non-cash items	91	50
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,598)	(3,282)
Deferred tax assets	—	9
Other assets	(32)	—
Accounts payable	(63)	7,978
Accrued expenses	5,521	10,371
Other long-term liabilities	628	62
Net cash used in operating activities	$(163,725)	$(54,048)
Cash flows from investing activities:
Purchases of property and equipment	(2,634)	(253)
Purchase of equity method investment	(1,375)	(2,999)
Net cash used in investing activities	$(4,009)	$(3,252)
Cash flows from financing activities:
Proceeds from issuance of common shares	55,000	179,996
Proceeds from sale of future royalties	106,047	—
Proceeds from issuance of common stock related to sale of future royalties	43,953	—
Proceeds from issuance of Series A preferred shares	—	40,000
Payments of related party notes payable	—	(595)
Repayment of notes payable	—	(5,000)
Payments of issuance costs	(2,987)	(5,039)
Proceeds from exercise of stock options	2,438	—
Net cash provided by financing activities	$204,451	$209,362
Net increase in cash	36,717	152,062
Cash at beginning of period	131,468	23,692
Cash at end of period	$168,185	$175,754
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$122
Cash paid for income taxes	$273	$450
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$377	$29
Beneficial conversion feature on Series A preferred shares	$—	$12,006
Accretion of beneficial conversion feature on Series A preferred shares	$—	$12,006
Issuance of Series A preferred shares as payment of offering costs	$—	$1,242
Issuance of common shares as payment of equity investment	$—	$352
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us” or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. Our product candidates are based on multiple mechanisms —calcitonin gene-related peptide (“CGRP”) receptor antagonists, glutamate modulators and myeloperoxidase inhibitor—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications. The most advanced product candidate from the Company’s CGRP receptor antagonist platform is rimegepant, which the Company is developing for the acute and preventive treatment of migraine and for which it completed two Phase 3 clinical trials in acute treatment of migraine, with topline results reported in the first quarter 2018.
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
As of November 14, 2018, the issuance date of these condensed consolidated financial statements, the Company expects that its cash of $168,185 as of September 30, 2018, which includes proceeds from the Funding Agreement and Purchase Agreement, will be sufficient to fund operating expenses, financial commitments and other cash requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1.   Nature of the Business and Basis of Presentation (Continued)

Through September 30, 2018, the Company has funded its operations primarily with proceeds from sales of equity and other financing transactions. Subsequent to our IPO, we raised funds through sales of our equity in private placements, as well as through the sale of a revenue participation right related to future royalties. The Company has incurred recurring losses since its inception, including net losses of $186,172 and $100,108 during the nine months ended September 30, 2018 and 2017, respectively. In addition, as of September 30, 2018, the Company had an accumulated deficit of $388,818. The Company expects to continue to generate operating losses for the foreseeable future.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018 and the results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Share-Based Compensation
The Company measures stock options granted to employees, non-employees, and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues stock options with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company also issues, from time to time, stock options with performance-based vesting conditions and records the expense for these awards when the Company concludes that it is probable that the performance condition will be achieved.
Effective July 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting ("ASU 2018-07"), which sets out to simplify the accounting for non-employee share-based awards. The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned. ASU 2018-07 impacts the value at which share-based payments to non-employees is recognized.
Prior to the adoption of ASU 2018-07 for share-based awards granted to non-employees, including consultants, compensation expense was recognized over the period during which services were rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of the unvested awards were remeasured using the then-current fair value of the Company's common shares and updated assumption inputs in the Black-Scholes option-pricing model.
After adoption of ASU 2018-07, the measurement date for non-employee awards is the date of the grant. The compensation expense for non-employees is recognized, without changes in the fair value of the award, over the requisite service period, which is the vesting period of the respective award. The compensation expense for non-employees was measured as of the adoption date of July 1, 2018, and this amount is the basis for prospective expense recognition. All of the Company's non-employee awards were previously measured as of June 30, 2018. Accordingly, no cumulative adjustment to beginning retained earnings was recorded as a result of the ASU 2018-07 adoption, as the measured value prior to adoption and the remeasured value on the date of adoption were materially the same.
The Company classifies share-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company lacks a sufficient history of company-specific historical and implied volatility information for its shares. Therefore, it estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.
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
Effective January 1, 2018, the Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires entities to show the change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

within the statement of cash flows. The guidance is effective retrospectively.  As a result, the Company retrospectively included restricted cash in the beginning cash for the nine months ended September 30, 2017 on the condensed consolidated statement of cash flows, and no longer separately presents transfers between unrestricted cash and restricted cash. The Company did not have restricted cash as of September 30, 2018 or December 31, 2017.
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

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 (Accounting Standards Codification (“ASC”) Topic 842) supersedes the previous leases standard, ASC 840, Leases. The standard is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. Early adoption is permitted. Subsequently, in July of 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), both of which clarify and enhance the certain amendments made in ASU 2016-02 and will be adopted in conjunction with ASU 2016-02. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

The Company held no financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2018.
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
In April 2017, the agreement with Yale was amended such that if the change-of-control event was an IPO, the change-of-control payment would be due to Yale on the first trading day when Yale was free to sell its equity interest in the Company and the change-of-control fee would be reduced by the dollar value of Yale’s equity interest in the Company on the first trading day when Yale was free to sell its equity interest in the Company. Yale’s equity interest in the Company was subject to a lock-up agreement, which generally restricted Yale’s shares from being traded until October 31, 2017 and accordingly, the amount due to Yale in connection with the change-of-control provision of the agreement, if any, would be determined upon expiration of the lock-up period. The Company continued to remeasure the derivative liability to fair value at each reporting date and recognized any changes in the fair value of the derivative liability through October 31, 2017. The derivative liability as of September 30, 2017, and upon expiration of the lock-up period was determined to be $0 based on the value of the Company’s shares on this date.
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
The following table provides a rollforward of the aggregate fair values of the Company’s warrant liability, derivative liability and contingent equity liability, for which fair value is determined by Level 3 inputs:

	Warrant Liability	Derivative Liability	Contingent Equity Liability
Balance at December 31, 2017	$4,021	$—	$—
Change in fair value	1,182	—	—
Reclassification to equity	(5,203)	—	—
Balance at September 30, 2018	$—	$—	$—

Balance at December 31, 2016	$780	$512	$18,938
Change in fair value	5,509	(512)	13,082
Issuance of common shares in settlement of contingent equity liability	—	—	(32,020)
Balance at September 30, 2017	$6,289	$—	$—

As described in Note 7, the Company entered into a finding agreement with RPI, accounted for as a liability financing. As of September 30, 2018, the fair value of the liability related to sale of future royalties, used in determining the effective interest rate of the liability, is based on the Company's current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which is considered Level 3.
During the three and nine months ended September 30, 2018 and 2017 there were no transfers between Level 1, Level 2 and Level 3.
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
4.   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
Prepaid clinical trial costs	$12,544	$4,642
Refund receivable	1,290	—
Prepaid insurance	703	455
Other	258	100
	$14,795	$5,197

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
In addition to these purchases, in October 2017, the Company purchased an additional aggregate of 2,049,543 shares for cash consideration of $2,253 which allowed the Company to maintain its relative ownership interest in Kleo. As of September 30, 2018, the Company’s ownership interest in the outstanding stock of Kleo was 46.6%.
In November 2018, the Company participated in Kleo's Series B funding raise. The Company purchased 1,420,818 shares for cash consideration of $5,000. As of the close of the Series B funding raise, the Company's ownership interest in the outstanding stock of Kleo was 41.9%.
The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of September 30, 2018 and December 31, 2017, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proportionate share of Kleo's net loss	$697	$638	$2,066	$1,204

The carrying value of the Company’s investment in Kleo was $7,156 and $7,847 as of September 30, 2018 and December 31, 2017, respectively, and is reported as equity method investment on the consolidated balance sheet. The carrying value of the investment represents the Company’s maximum loss exposure as of September 30, 2018.
The following table provides a roll forward of the carrying value of the Company’s equity method investment:

Carrying Value
Balance at December 31, 2017	$7,847
Purchases of Kleo common stock	1,375
Loss recognized in connection with equity method investment	(2,066)
Balance at September 30, 2018	$7,156

Balance at December 31, 2016	$2,753
Purchases of Kleo common stock	3,351
Loss recognized in connection with equity method investment	(1,204)
Balance at September 30, 2017	$4,900

6.   Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Accrued employee compensation and benefits	$2,277	$89
Accrued clinical trial costs	6,090	3,582
Accrued professional fees	1,849	390
Accrued lease liability	23	362
Other	367	285
	$10,606	$4,708

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
The following table shows the activity within the liability related to sale of future royalties for the nine months ended September 30, 2018:

Liability Related to Sale of Future Royalties
Transaction date balance	$106,047
Non-cash interest expense recognized, net of transaction cost amortization	6,134
Balance at September 30, 2018	112,181
Less: Unamortized transaction costs	(262)
Carrying value at September 30, 2018	$111,919

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
The Company recognized interest expense of $239 and $906 during the three and nine months ended September 30, 2017. The Company recognized $215 and $784 related to the accretion of the debt discount during the three and nine months ended September 30, 2017.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Warrants (Continued)

Changes in the fair value of the warrant liability, until expiration of the anti-dilution price protection provisions, are recognized as a component of other income (expense), net, in the Company’s consolidated statement of operations and comprehensive loss.  Upon expiration of the provision, the Company discontinued classification of these warrants as a liability, and has accordingly reclassified the fair value of $5,203 to additional paid-in capital within shareholders’ equity.
The fair value of the warrant liability was $4,021 at December 31, 2017. The following table provides income (expense) related to the warrant liability which the Company records net within other income (expense) in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (expense) from change in fair value of warrant liability	$—	$(2,426)	$(1,182)	$(5,509)

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

10.   Shareholders' Equity
Changes in shareholders’ equity for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
Balances as of December 31, 2017 and 2016	$131,971	$(45,033)
Beneficial conversion feature on Series A preferred shares	—	12,006
Accretion of beneficial conversion feature on Series A preferred shares	—	(4,000)
Issuance of common shares as payment for equity investment	—	352
Issuance of common shares upon completion of private placement equity offering, net of offering costs	52,013	—
Reclassification of warrant liability to equity	5,203	—
Exercise of stock options	1,003	—
Share-based compensation expense	3,088	1,886
Net loss	(85,462)	(18,753)
Balances as of March 31, 2018 and 2017	107,816	(53,542)
Accretion of beneficial conversion feature on Series A preferred shares	—	(8,006)
Conversion of convertible preferred shares to common shares	—	81,936
Issuance of common shares in settlement of contingent equity liability	—	32,020
Issuance of common shares upon completion of initial public offering, net of offering costs	—	176,128
Issuance of common share warrant as consideration for services	—	93
Issuance of common shares upon completion of private placement equity offering, net of offering costs	43,842	—
Exercise of stock options	833	—
Share-based compensation expense	5,608	2,663
Net loss	(39,269)	(38,440)
Balances as of June 30, 2018 and 2017	118,830	192,852
Issuance of common shares as payment for license agreement	4,080	—
Exercise of stock options	602	—
Share-based compensation expense	3,742	6,256
Net loss	(61,441)	(42,915)
Balances as of September 30, 2018 and 2017	$65,813	$156,193

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.   Shareholders' Equity (Continued)

License Agreement with AstraZeneca
In September 2018, the Company entered into a License Agreement (the “AstraZeneca Agreement”) with AstraZeneca AB (“AstraZeneca”). Under the AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment of $3,000 and 109,523 shares valued at $4,080 on the settlement date (see Note 12).
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
11.   Net Loss per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(61,441)	$(42,915)	$(186,172)	$(100,108)
Accretion of beneficial conversion feature on Series A preferred shares	—	—	—	(12,006)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(61,441)	$(42,915)	$(186,172)	$(112,114)
Denominator:
Weighted average common shares outstanding—basic and diluted	40,147,735	35,930,698	38,636,072	25,102,920
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(1.53)	$(1.19)	$(4.82)	$(4.47)

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

	As of September 30,
	2018	2017
Options to purchase common shares	5,982,134	5,028,037
Warrants to purchase common shares	221,751	821,751
	6,203,885	5,849,788

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
Amendment to License Agreement with Bristol-Myers Squibb Company
In March 2018, the Company entered into an Amendment to License Agreement (the “BMS Amendment”) with BMS, which amends the License Agreement between the Company and BMS from July 2016 (the “Original License Agreement” and, as amended by the BMS Amendment, the “BMS License Agreement”). Under the BMS Amendment, the Company paid BMS an upfront payment of $50,000 in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of BHV-3500, recorded in Research and Development expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Under the Original License Agreement, the Company was obligated to make tiered royalty payments based on annual worldwide net sales of licensed products upon their approval and commercialization, with percentages in the low- to mid-teens.
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
License Agreement with AstraZeneca
In September 2018, the Company entered into the AstraZeneca Agreement. Under the AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment of $3,000 and 109,523 shares valued at $4,080 on the date of settlement, and is obligated to pay milestone payments to AstraZeneca totaling up to $55,000 upon the achievement of specified regulatory and commercial milestones and up to $50,000 upon the achievement of specified sales-based milestones. In addition, Biohaven will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of specified approved products, subject to specified reductions.
AstraZeneca granted Biohaven exclusive worldwide rights to develop and commercialize AZD3241, an oral myeloperoxidase (“ MPO”) inhibitor that AstraZeneca progressed through Phase 2 clinical trials. Biohaven plans to conduct a Phase 3 clinical trial of this product candidate, which will now be referred to as BHV-3241, for the treatment of multiple system atrophy (“ MSA ”), a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments.
Biohaven is now solely responsible, and has agreed to use commercially reasonable efforts, for all development, regulatory and commercial activities related to BHV-3241. Biohaven may sublicense its rights under the Agreement and, if it does so, will be obligated to pay a portion of any milestone payments received from the sublicensee to AstraZeneca in addition to any milestone payments Biohaven would otherwise be obligated to pay. Biohaven is also now responsible for the prosecution and maintenance of the patents related to BHV-3241 and has the first right to prosecute infringement of the patents and defend challenges to the validity or enforceability of the patents.
The Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country. Each royalty term begins on the date of the first commercial sale of the licensed product in the applicable country and ends on the later of 10 years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The Agreement may be terminated earlier in specified situations, including termination for uncured material breach of the Agreement by either party, termination by AstraZeneca in specified circumstances, termination by Biohaven on a country-by-country basis with advance notice and termination upon a party’s insolvency or bankruptcy.
License Agreement with the University of Connecticut
In October 2018, the Company announced it had signed an exclusive, worldwide option and license agreement (the "UConn Agreement") with the University of Connecticut ("UConn") for the development and commercialization rights to UC1MT, a therapeutic antibody targeting extracellular metallothionein. Under this agreement, Biohaven has the option to acquire an exclusive, worldwide license to UC1MT and its underlying patents to develop and commercialize throughout the world in all human indications. If the Company chooses to exercise the option, it would be obligated to pay UConn upon the achievement of specified regulatory and commercial milestones, and royalties of a low single-digit percentage of net sales of licensed products sold by the Company, its affiliates or its sublicensees.
13.  Commitments and Contingencies
Summarized below are the matters previously described in Note 16 of the Notes to the Consolidated Financial Statements in our 2017 Form 10-K, updated as applicable.
Lease Agreements
The Company has various office leases in New Haven, Connecticut. The Company recorded rent expense for these leases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rent expense	$72	$10	$110	$35

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  Commitments and Contingencies (Continued)

In August 2017, the Company entered into a lease agreement for office space and the related property for its new headquarters in New Haven, Connecticut which it began occupying during the fourth quarter of 2018. The lease has a term of 85 months and commenced on January 1, 2018, with the ability to extend to 120 months. The Company has the option to purchase the property for $2.7 million.
The Company recorded the following for the lease agreement for its new headquarters during the construction period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rent expense	$4	$32	$40	$32
Capitalized costs	1,114	95	2,493	95

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
The Company has submitted an investigational new drug application (“IND”) for BHV-3500, it's third generation CGRP receptor antagonist, and received approval to proceed and subsequently commenced a Phase 1 clinical trial in October of 2018 to permit later stage clinical trials. Per the BMS License Agreement, the Company is required to pay $2,000 to BMS on commencement of a Phase 1 clinical trial, and accordingly, the Company has recognized this liability in October of 2018. The payment obligation under the agreement is deferred until the earlier of the first approval or the discontinuation of the development of the Company's second generation CGRP receptor antagonist, rimegepant.
Research Commitments
The Company has entered into agreements with several CROs to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2018 or December 31, 2017.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2018, there were no matters which would have a material impact on the Company’s financial results.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

14.   Related Party Transactions
License Agreement with Yale
On September 30, 2013, the Company entered into an agreement with Yale University (“Yale”). Yale is a related party because the Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement. As partial consideration for the license under the Yale Agreement, on September 30, 2013, the Company issued to Yale 250,000 common shares, representing 5.1% of the Company’s then outstanding equity on a fully diluted basis. The fair value of the shares, totaling $152, was recognized as research and development expense at the time of issuance of the shares. During the three and nine months ended September 30, 2018 and 2017, the Company recognized no material research and development expenses under the Yale Agreement, and as of September 30, 2018 and December 31, 2017, owed no material amounts to Yale.
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
Kleo Pharmaceuticals, Inc.
The Company has an investment in the common stock of Kleo (see Note 5). Kleo is a related party because the Company has determined that it exercises significant influence over the operating and financial policies of Kleo. In connection with its investment in Kleo, the Company received the right to designate two members of Kleo’s board of directors, who are the Chairman of the Company’s board of directors and another director of the Company. Also, the President and controlling stockholder of Kleo is a shareholder of the Company. The Company completed the last of four scheduled tranche purchases in January 2018, consisting of 1,375,000 shares for cash consideration of $1,375. In November 2018, the Company participated in Kleo's Series B funding raise. The Company purchased 1,420,818 shares for cash consideration of $5,000.
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
Overview
We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. Our product candidates are based on multiple mechanisms —calcitonin gene-related peptide (“CGRP”) receptor antagonists, glutamate modulators and myeloperoxidase inhibitors—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications.
Our programs include the following:

Product	Platform	Indication	Development Stage
Rimegepant	CGRP	Acute treatment and prevention of migraine	Two pivotal Phase 3 clinical trials complete; additional Phase 3 ODT and long-term safety ongoing. Prevention trial expected to begin fourth quarter 2018.
BHV-3500	CGRP	Acute treatment and prevention of migraine	Phase 1 trial commenced in October of 2018.
Troriluzole	Glutamate	Ataxias	Phase 2/3 in SCA complete; Extension trial ongoing. Second Phase 2/3 trial to begin fourth quarter of 2018.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Phase 2/3 ongoing.
Troriluzole	Glutamate	Alzheimer’s disease	Phase 2/3 ongoing.
Troriluzole	Glutamate	Generalized Anxiety Disorder ("GAD")	Phase 2/3 trial expected to start in the first quarter of 2019.
BHV-0223	Glutamate	Amyotrophic Lateral Sclerosis (“ALS”)	Bioequivalence study complete; NDA filing with FDA expected in second half 2018.
BHV-5000	Glutamate	Neuropsychiatric disorders	Phase 1 trial completed dosing.
BHV-3241	Myeloperoxidase Inhibitors	Multiple System Atrophy	Licensed in third quarter 2018; Planning Phase 2/3 trial for mid–2019.

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
In August 2017, we commenced a long-term safety study of rimegepant in patients with migraine, and we expect sufficient clinical data needed for filing an NDA will be available by the end of 2018. Additionally, this program for the acute treatment of migraine will also be supported by results of 17 completed (enrollment and treatment completed) Phase 1/2 trials and two ongoing Phase 1 trials, as well as one additional Phase 1 trial planned to commence in the fourth quarter of 2018.
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
A fourth Phase 3 clinical trial to evaluate rimegepant will explore its efficacy and safety as a preventive therapy for migraine. This trial is expected to begin in the fourth quarter of 2018.
BHV-3500
In October 2018, we initiated a Phase 1 clinical trial for BHV-3500, our third-generation CGRP receptor antagonist. In the trial, we are evaluating a range of doses using intranasal administration. If the trial is successful, we intend to initiate a Phase 2/3 clinical trial in 2019, for which we would expect to report topline results in the fourth quarter of 2019.

Glutamate Platform
We are developing three product candidates that modulate the body’s glutamate system. Two of these product candidates, troriluzole (previously referred to as trigriluzole and BHV-4157) and BHV-0223, act as glutamate transporter modulators, while our product candidate BHV-5000 is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
Troriluzole for ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been spinocerebellar ataxia ("SCA"). We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. In October 2017, we reported topline data from the 8-week randomization period from the Phase 2/3 clinical trial in SCA ("Study 201"). At the eight-week time point, troriluzole did not statistically differentiate from placebo. Since announcing the topline results, we have been in discussions with the FDA regarding the potential for further development of troriluzole in ataxias, and the FDA has expressed willingness to consider a modification of our trial's primary endpoint, the Scale for Assessment and Rating of Ataxia ("SARA") as an acceptable registrational endpoint. The SARA is a scale consisting of an eight-item, semi-quantitative performance-based assessment of cerebellar ataxia symptoms that measures impairment on a scale of zero to 40, with a higher score indicating more severe ataxia. Subsequent post-hoc analyses of the data from the Phase 2/3 trial have shown trends for therapeutic benefit in certain patient subgroups (for example, those who are projected to have higher drug exposures, those with certain genotypes, and those with SARA assessments with more consistent levels of rater reliability). Further, item-specific analyses of the SARA scale data suggest that certain of the eight items measured by SARA were strongly susceptible to a placebo effect. Based upon our analysis of this data, we proposed the use of a modified SARA scale in future clinical evaluation of troriluzole to the FDA. In November 2018, the FDA advised us that it agreed to a modified SARA scale. The modification of the SARA scale included a reduction in the number of domains measured and will now consist of the assessment of gait, stance, sitting and speech.

The following figure shows preliminary data from the long term, open-label extension phase of the Phase 2/3 trial after applying the modified SARA scale that we have proposed to the FDA as compared to data from a natural history reference cohort, to which we applied the same modified SARA scale. A natural history study follows a group of people over time who have a specific medical condition (such as SCA). We utilized data from a published natural history study that enrolled 345 patients with SCA in the United States, and observed the progression of the patients’ disease using the SARA scale for up to two years.
In the figure below, the results from the extension phase (labeled as "BHV-4157 OL") showed sustained improvements in modified SARA scores at all four time periods (extension week 8, 16, 24 and 48) in the troriluzole treated participants, meaning that the mean change in the modified SARA scale was negative at each time point, indicating an improvement in ataxia symptoms. In contrast, the natural history reference cohort showed an increase in the modified SARA score, indicating a worsening in ataxia symptoms, when measured at six months and one year. At one year, the mean change in the modified SARA score in the natural history reference cohort was an increase of +0.79, compared to a mean change in the troriluzole cohort of a decrease of -0.44. While the modified SARA scale that we utilized for the analysis includes the same domains as those recommended by the FDA for the planned phase 2/3 study, the response categories differ from the modified SARA scale recommended by FDA, and results from the extension analyses may not be indicative of results utilizing the FDA-recommended modified SARA scale. We believe these observed changes with troriluzole treatment suggest a clinically meaningful benefit relative to the natural history reference cohort.

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

Because we believe that troriluzole may offer therapeutic benefit to patients with SCA and since comparisons to historical controls are generally not accepted by the FDA as the basis for approval, we plan to initiate a second randomized, controlled trial in the fourth quarter of 2018 to further evaluate the efficacy of troriluzole in SCA. The clinical observations from our Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into an additional randomized, controlled trial that could provide the data needed to serve as the basis for an NDA. This second trial will incorporate trial design modifications based upon our post-hoc analyses of the initial Phase 2/3 trial, and will include: 1) utilization of the modified SARA scale based on the feedback that we have received from the FDA; 2) enrichment of the trial population with particular genotypes; 3) enhanced rater training procedures designed to ensure higher levels of scale reliability; 4) modified dosing regimen and 5) extension of measurement of the primary endpoint, improvement in the patient’s modified SARA scale, to one year.
Troriluzole for Other Indications
A Phase 2/3 double-blind, randomized controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017 and enrollment is ongoing. In addition, a Phase 2/3 double-blind, randomized controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease has advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In July 2018, we received authorization to proceed from the FDA and subsequently commenced the trial and enrollment is ongoing. We are also developing troriluzole for the treatment of GAD and expect to commence a Phase 2/3 trial in the first quarter of 2019.
BHV-0223
We are developing BHV-0223 for the treatment of ALS. In December 2016, we received orphan drug designation from the FDA for BHV-0223 to treat ALS. In January 2018, we announced results of a bioequivalence study with BHV-0223 and marketed riluzole. These results demonstrated bioequivalence, thus providing pivotal data that we believe will enable submission of an NDA to the FDA and allow us to pursue the regulatory approval of BHV-0223 for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act. In addition, we submitted an investigational new drug application ("IND") to the FDA in late 2017, with the first trial assessing tolerability in dysphagic patients with ALS. This trial completed dosing in April 2018. We also started an additional tolerability study with 8-week dosing in ALS patients in the first quarter of 2018, and a trial in healthy volunteers to characterize swallowing in the third quarter of 2018. Dosing has completed for both trials. We are on track with prior projections of an NDA submission in the second half of 2018.
In the first half of 2017, we initiated a Phase 2 investigator-initiated, double-blind, proof of concept trial examining the effects of BHV-0223 on public speaking in social anxiety disorder. BHV-0223 met its primary endpoint of improvement in anxiety compared to placebo during an anxiety-provoking speech task in patients diagnosed with social anxiety disorder and public speaking anxiety.
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
Other Platforms
BHV-3241
In September 2018, we entered into a License Agreement (the “AstraZeneca Agreement”) with AstraZeneca, an exclusive, worldwide license agreement for the development and commercialization rights to BHV-3241 (formerly called AZD3241), an oral myeloperoxidase ("MPO") inhibitor that AstraZeneca progressed through Phase 2 clinical trials. We plan to conduct a Phase 3 clinical trial of this product candidate for the treatment of multiple system atrophy ("MSA"). MPO is a key driver of oxidative and inflammatory processes and is significantly increased in a range of brain disorders. It is thought that inhibiting MPO activity may be a promising therapeutic strategy for neuroinflammatory and neurodegenerative conditions, including MSA. Studies have also linked increased MPO levels with multiple sclerosis and Alzheimer’s disease.
BHV-3241 is a clinical stage MPO inhibitor that has completed Phase 1 studies at doses up to 900mg twice a day. Preliminary results from a Phase 2a trial completed by AstraZeneca in patients with MSA showed numerical improvements on the primary outcome measure of efficacy, change from baseline as measured by the Unified MSA Rating Scale. After 12 weeks of treatment, placebo–treated patients worsened by 4.6 points (SE=1.1, n=17), while BHV-3241 treated patients showed declines of 3.7 points (SE= 1.2, n=17) at the 300mg twice–daily dose and 2.6 points (SE=1.4, n=18) at the 600mg twice–daily dose. Corresponding benefits were also observed in other outcome measures, such as the Composite Autonomic Symptom Score and MSA–Quality of Life scale. These clinical findings were consistent with neuroprotective effects of BHV-3241 observed in animal models. In the Phase 2a trial, BHV3241 significantly decreased MPO activity in human blood, a biomarker of the drug engaging its target. BHV-3241 has been generally safe and well tolerated in approximately 250 patients.
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
License Agreement with AstraZeneca
In September 2018, the Company entered into the AstraZeneca Agreement. Under the AstraZeneca Agreement, the Company paid AstraZeneca and upfront payment of cash and equity totaling approximately $7,080 and is obligated to pay milestone payments to AstraZeneca totaling up to $55,000 upon the achievement of specified regulatory and commercial milestones and up to $50,000 upon the achievement of specified sales-based milestones. In addition, Biohaven will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of any approved products based on BHV-3241, subject to specified reductions.
AstraZeneca granted Biohaven exclusive worldwide rights to develop and commercialize AZD3241, an oral MPO inhibitor that AstraZeneca progressed through Phase 2 clinical trials. Biohaven plans to conduct a Phase 3 clinical trial of this product candidate, which will now be referred to as BHV-3241, for the treatment of MSA, a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments.
Biohaven is now solely responsible, and has agreed to use commercially reasonable efforts, for all development, regulatory and commercial activities related to BHV-3241. Biohaven may sublicense its rights under the Agreement and, if it does so, will be obligated to pay a portion of any milestone payments received from the sublicensee to AstraZeneca in addition to any milestone payments Biohaven would otherwise be obligated to pay. Biohaven is also now responsible for the prosecution and maintenance of the patents related to BHV-3241 and has the first right to prosecute infringement of the patents and defend challenges to the validity or enforceability of the patents.
The Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country. Each royalty term begins on the date of the first commercial sale of the licensed product in the applicable country and ends on the later of 10 years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The Agreement may be terminated earlier in specified situations, including termination for uncured material breach of the Agreement by either party, termination by AstraZeneca in specified circumstances, termination by Biohaven on a country-by-country basis with advance notice and termination upon a party’s insolvency or bankruptcy.
License Agreement with the University of Connecticut
In October 2018, the Company announced it had signed an exclusive, worldwide option and license agreement (the "UConn Agreement") with the University of Connecticut ("UConn") for the development and commercialization rights to UC1MT, a therapeutic antibody targeting extracellular metallothionein. Under this agreement, Biohaven has the option to acquire an exclusive, worldwide license to UC1MT and its underlying patents to develop and commercialize throughout the world in all human indications. If the Company choses to exercise the option, it would be obligated to pay UConn upon the achievement of specified regulatory and commercial milestones, and royalties of a low single-digit percentage of net sales of licensed products sold by the Company, its affiliates or its sublicensees.
Capital Requirements
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates and programs. Our net loss was $61.4 million and $42.9 million for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $388.8 million. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.
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
As of September 30, 2018, we had cash of $168.2 million. We believe that our cash as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.
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
Our external direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, contract manufacturing organizations, and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license agreements. We do not allocate employee costs or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to oversee the research and development as well as for managing our preclinical development, process development, manufacturing and clinical development activities. Many employees work across multiple programs, and we do not track personnel costs by program.
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
Loss from Equity Method Investment
From August 2016 through January 2018, we purchased shares of common stock in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”). As of September 30, 2018 and December 31, 2017, we owned approximately 46.6% and 43.3%, respectively, of the outstanding shares of Kleo’s common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net, in our consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our consolidated balance sheet.
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
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement, BPI was profitable during the three and nine months ended September 30, 2018 and 2017, and BPI is subject to taxation in the United States. Our provision for income taxes has historically been comprised of Federal alternative minimum tax, through December 31, 2017, and also state taxes.
As of September 30, 2018, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to excess research and development (“R&D”) credits.

Results of Operations
Comparison of the Three Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$47,362	$34,996	$12,366
General and administrative	7,574	4,571	3,003
Total operating expenses	54,936	39,567	15,369
Loss from operations	(54,936)	(39,567)	(15,369)
Other income (expense):
Interest expense	(12)	(239)	227
Non-cash interest expense on liability related to sale of future royalties	(5,633)	—	(5,633)
Change in fair value of warrant liability	—	(2,426)	2,426
Change in fair value of derivative liability	—	—	—
Change in fair value of contingent equity liability	—	—	—
Loss from equity method investment	(697)	(638)	(59)
Other	(2)	10	(12)
Total other income (expense), net	(6,344)	(3,293)	(3,051)
Loss before provision for income taxes	(61,280)	(42,860)	(18,420)
Provision for income taxes	161	55	106
Net loss and comprehensive loss	(61,441)	(42,915)	(18,526)
Accretion of beneficial conversion feature	—	—	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(61,441)	$(42,915)	$(18,526)
Research and Development Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$2,930	$615	$2,315
Troriluzole	4,837	4,897	(60)
Rimegepant	22,722	18,172	4,550
BHV-3500	3,072	3,291	(219)
BHV-5000	887	616	271
Unallocated research and development costs:
Personnel related (including share-based compensation)	4,612	6,246	(1,634)
Other	8,302	1,159	7,143
Total research and development expenses	$47,362	$34,996	$12,366
Research and development expenses were $47.4 million for the three months ended September 30, 2018, compared to $35.0 million for the three months ended September 30, 2017. The increase of $12.4 million was due to the upfront payment to AzstraZeneca for the AstraZeneca Agreement of $7.1 million, and increases in direct costs of $4.6 million for our rimegepant program, and $2.3 million for our BHV-0223 program. These increases were partially offset by a decrease of $1.6 million in personnel costs, including share-based compensation.
The increases in direct costs for our rimegepant and BHV-0223 programs were primarily due to an increase in the number of clinical trials for the three months ended September 30, 2018 as compared to the same period in 2017.

The decrease in personnel related costs, including share-based compensation, was primarily due to the difference in fair value at remeasurement of non-employee stock options at the adoption date of Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting ("ASU 2018-07") and at the September 30, 2017 remeasurement date in the prior comparative period. For more information related to the adoption see Note 2 to our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q. Share-based compensation expense, included in personnel related costs, was $1.8 million for the three months ended September 30, 2018, a decrease of $2.4 million as compared to the same period in 2017. The decrease related to the adoption of ASU 2018-07 was partially offset by an increase in personnel related costs due to hiring additional research and development personnel. Our headcount in research and development increased to 34 as of September 30, 2018, compared to 26 as of September 30, 2017.
General and Administrative Expenses
General and administrative expenses were $7.6 million for the three months ended September 30, 2018, compared to $4.6 million for the three months ended September 30, 2017. The increase of $3.0 million was primarily due to increases in personnel-related costs, including share-based compensation, due to the hiring of additional personnel in our general and administrative functions, preparation for commercialization activities, professional fees supporting ongoing business operations, and additional fees to comply with being a public company.   Our headcount, outside of research and development, increased to 23 as of September 30, 2018, compared to 6 as of September 30, 2017.  Share-based compensation expense, included in personnel-related costs, was $2.0 million for the three months ended September 30, 2018, a decrease of $0.1 million as compared to the same period in 2017.
Other Income (Expense), Net
Other income (expense), net was a net expense of $6.3 million for the three months ended September 30, 2018, compared to net expense of $3.3 million for the three months ended September 30, 2017. The increase of $3.1 million in net expense was primarily due to the expense related to the non-cash interest expense on our liability related to the sale of future royalties. The increase in expense was partially offset by the change in fair value of the contingent equity liability and warrant liability in the three months ended September 30, 2017, which was satisfied upon our initial public offering in May 2017 ("IPO").
Provision for Income Taxes
We recorded a provision for income taxes of $0.2 million for the three months ended September 30, 2018, compared to a provision for income taxes of $0.1 million for the three months ended September 30, 2017. We recorded a tax provision for the three months ended September 30, 2018 for the state income taxes of BPI’s profitable operations in the United States during that period.  Due to tax reform enacted in the United States in December 2017, we are no longer subject to the alternative minimum tax.

Comparison of the Nine Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$151,993	$66,755	$85,238
General and administrative	24,495	12,527	11,968
Total operating expenses	176,488	79,282	97,206
Loss from operations	(176,488)	(79,282)	(97,206)
Other income (expense):
Interest expense	(33)	(906)	873
Non-cash interest expense on liability related to sale of future royalties	(6,134)	—	(6,134)
Change in fair value of warrant liability	(1,182)	(5,509)	4,327
Change in fair value of derivative liability	—	512	(512)
Change in fair value of contingent equity liability	—	(13,082)	13,082
Loss from equity method investment	(2,066)	(1,204)	(862)
Other	4	10	(6)
Total other income (expense), net	(9,411)	(20,179)	10,768
Loss before provision for income taxes	(185,899)	(99,461)	(86,438)
Provision for income taxes	273	647	(374)
Net loss and comprehensive loss	(186,172)	(100,108)	(86,064)
Accretion of beneficial conversion feature	—	(12,006)	12,006
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(186,172)	$(112,114)	$(74,058)
Research and Development Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$5,324	$1,309	$4,015
Troriluzole	8,833	9,182	(349)
Rimegepant	57,213	33,314	23,899
BHV-3500	5,790	6,252	(462)
BHV-5000	1,519	689	830
Unallocated research and development costs:	—	—
Personnel related (including share-based compensation)	13,644	11,054	2,590
BMS Amendment upfront license payment	50,000	—	50,000
Other	9,670	4,955	4,715
Total research and development expenses	$151,993	$66,755	$85,238
Research and development expenses were $152.0 million for the nine months ended September 30, 2018, compared to $66.8 million for the nine months ended September 30, 2017. The increase of $85.2 million was due to the upfront payment to AzstraZeneca for the AstraZeneca Agreement of $7.1 million, the upfront payment of $50 million related to the BMS Amendment, increases in direct costs of $23.9 million for our rimegepant program and $4.0 million for our BHV-0223 program, and an increase of personnel costs, including share-based compensation, of $2.6 million.
The increases in direct costs for our rimegepant and BHV-0223 programs were primarily due to an increase in the number of clinical trials for the nine months ended September 30, 2018 as compared to the same period in 2017.

The increase in direct costs for our BHV-5000 program was primarily a result of further clinical development and advancement of the programs compared to the prior period.
The increase in personnel-related costs, including share-based compensation, was a result of hiring additional research and development personnel. Our headcount in research and development increased to 34 as of September 30, 2018, compared to 26 as of September 30, 2017.  Share-based compensation expense, included in personnel related costs, was $6.0 million for the nine months ended September 30, 2018, a decrease of $0.4 million as compared to the same period in 2017. The increase was partially offset by the decrease in share-based compensation expense, primarily due to the difference in fair value at remeasurement of non-employee stock options at the adoption date of ASU 2018-07 and at the September 30, 2017 remeasurement date in the prior comparative period. For more information related to the adoption see Note 2 to our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses were $24.5 million for the nine months ended September 30, 2018, compared to $12.5 million for the nine months ended September 30, 2017. The increase of $12.0 million was primarily due to increases in personnel-related costs, including share-based compensation, due to the hiring of additional personnel in our general and administrative functions, preparation for commercialization activities, professional fees supporting ongoing business operations, and fees to comply with being a public company.  Our headcount, outside of research and development, increased to 23 as of September 30, 2018, compared to 6 as of September 30, 2017.  Share-based compensation expense, included in personnel related costs, was $6.4 million for the nine months ended September 30, 2018, an increase of $2.0 million as compared to the same period in 2017.
Other Income (Expense), Net
Other income (expense), net was a net expense of $9.4 million for the nine months ended September 30, 2018, compared to net expense of $20.2 million for the nine months ended September 30, 2017. The decrease of $10.8 million in net expense was primarily due to the expense related to the changes in contingent equity liability and warrant liability in the nine months ended September 30, 2017, which was satisfied upon our IPO. This decrease in expense was partially offset by increased losses recognized from our equity method investment in Kleo and and non-cash interest expense on our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $0.3 million for the nine months ended September 30, 2018, compared to a provision for income taxes of $0.6 million for the nine months ended September 30, 2017. We recorded a tax provision for the nine months ended September 30, 2018 for the state income taxes of BPI’s profitable operations in the United States during that period.  We were subject to Federal alternative minimum tax during the year ended December 31, 2017 and, due to tax reform enacted in the United States in December 2017, we are no longer subject to the alternative minimum tax.
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
As of September 30, 2018, we had cash of $168.2 million.  Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(163,725)	$(54,048)
Net cash used in investing activities	(4,009)	(3,252)
Net cash provided by financing activities	204,451	209,362
Net increase in cash	$36,717	$152,062
Operating Activities
During the nine months ended September 30, 2018, operating activities used $163.7 million of cash, an increase of $109.7 million as compared to the nine months ended September 30, 2017.  The increase in cash usage was primarily due to the $50 million upfront payment under the BMS Amendment, and increases in cash paid for clinical trials, including increases in upfront payments to CROs related to our rimegepant clinical trials, personnel, professional fees and other infrastructure costs.
Investing Activities
During the nine months ended September 30, 2018, we used $4.0 million of cash in investing activities, a decrease of $0.8 million as compared to the nine months ended September 30, 2017.  The decrease was primarily due to a reduction in the amount invested in Kleo during the nine months ended September 30, 2018, as compared to the same period in 2017, nearly fully offset by an increase in leasehold improvements related to our new headquarters during the nine months ended September 30, 2018, as compared to the same period in 2017.
Financing Activities
During the nine months ended September 30, 2018, net cash provided by financing activities was $204.5 million, a decrease of $4.9 million compared to the nine months ended September 30, 2017.  The cash provided by financing activities was materially consistent for each period as we raised capital by outside funding in each period. The decrease was primarily due to repayment of notes payable during the nine months ended September 30, 2017, which was not made during the same period in 2018, partially offset by an increase in proceeds from the exercise of stock options during the nine months ended September 30, 2018.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our costs will also increase as we:

•
complete our ongoing Phase 3 clinical trial of the ODT formulation of rimegepant for the acute treatment of migraine and Phase 1 supporting trials of rimegepant and conduct a fourth Phase 3 clinical trial to evaluate rimegepant as a preventive therapy for migraine;

•
complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA and our ongoing Phase 2/3 trials of troriluzole in OCD and Alzheimer’s disease, conduct a second randomized controlled trial to assess the efficacy of troriluzole in SCA, and conduct our troriluzole trial in GAD trials;

•	conduct support activities for future clinical trials of BHV-5000;

•	conduct our planned Phase 1 clinical trial of BHV-3500 and support activities for later-phase studies and clinical trials;

•
continue to initiate and progress other supporting studies required for regulatory approval of our product candidates, including long-term safety studies, drug-drug interaction studies, preclinical toxicology and carcinogenicity studies;

•	make required milestone and royalty payments under the license agreements by which we acquired some of the rights to our product candidates;

•	make required royalty payments to RPI Finance Trust ("RPI"), under the funding agreement, entered into June 2018, between us and RPI ("Funding Agreement");

•	initiate preclinical studies and clinical trials for any additional indications for our current product candidates and any future product candidates that we may pursue;

•	continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;

•	continue to develop, maintain, expand and protect our intellectual property portfolio;

•	pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials, including rimegepant and BHV-0223;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

•	hire additional clinical, medical, commercial, and development personnel; and

•	incur additional legal, accounting and other expenses in operating as a public company.
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
License Agreement with AstraZeneca
In September 2018, the Company entered into the AstraZeneca Agreement. Under the AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment of $3,000 and 109,523 shares valued at $4,080 on the date of settlement, and is obligated to pay milestone payments to AstraZeneca totaling up to $55,000 upon the achievement of specified regulatory and commercial milestones and up to $50,000 upon the achievement of specified sales-based milestones. In addition, Biohaven will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of specified approved products, subject to specified reductions.
AstraZeneca granted Biohaven exclusive worldwide rights to develop and commercialize AZD3241, an oral myeloperoxidase (“ MPO”) inhibitor that AstraZeneca progressed through Phase 2 clinical trials. Biohaven plans to conduct a Phase 3 clinical trial of this product candidate, which will now be referred to as BHV-3241, for the treatment of multiple system atrophy (“ MSA ”), a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments.
Biohaven is now solely responsible, and has agreed to use commercially reasonable efforts, for all development, regulatory and commercial activities related to BHV-3241. Biohaven may sublicense its rights under the Agreement and, if it does so, will be obligated to pay a portion of any milestone payments received from the sublicensee to AstraZeneca in addition to any milestone payments Biohaven would otherwise be obligated to pay. Biohaven is also now responsible for the prosecution and maintenance of the patents related to BHV-3241 and has the first right to prosecute infringement of the patents and defend challenges to the validity or enforceability of the patents.
The Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country. Each royalty term begins on the date of the first commercial sale of the licensed product in the applicable country and ends on the later of 10 years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The Agreement may be terminated earlier in specified situations, including termination for uncured material breach of the Agreement by either party, termination by AstraZeneca in specified circumstances, termination by Biohaven on a country-by-country basis with advance notice and termination upon a party’s insolvency or bankruptcy.
License Agreement with the University of Connecticut
In October 2018, the Company announced it had signed an exclusive, worldwide option and license agreement (the "UConn Agreement") with the University of Connecticut ("UConn") for the development and commercialization rights to UC1MT, a therapeutic antibody targeting extracellular metallothionein. Under this agreement, Biohaven has the option to acquire an exclusive, worldwide license to UC1MT and its underlying patents to develop and commercialize throughout the world in all human indications. If the Company choses to exercise the option, it would be obligated to pay UConn upon the achievement of specified regulatory and commercial milestones, and royalties of a low single-digit percentage of net sales of licensed products sold by the Company, its affiliates or its sublicensees.
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
Changes to Critical Accounting Policies
During 2018, we added “Equity method investment, including related impairment,”, and "Non-Cash Interest Expense on Liability Related to Sale of Future Royalties" to our critical accounting policies.  We removed “Valuation of derivative liability”, and “Valuation of contingent equity liability” from our critical accounting policies, which are no longer relevant to our financial position or results of operations during 2018. And, we updated our "Share-Based Compensation" critical accounting policy for newly adopted accounting guidance.
Equity method investment, including related impairment
An assessment of whether or not we have the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of September 30, 2018 and December 31, 2017, and will be performed as of each subsequent reporting date. After each of these assessments, we concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct its research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, we concluded that our investment in Kleo should be accounted for under the equity method.  Changes related to this assessment could have a material impact on our financial statements.
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
Share-Based Compensation
We measure stock options and other share-based awards granted to employees, non-employees, and directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have only issued stock options with service-based vesting conditions and record the expense for these awards using the straight-line method.
Prior to the adoption of Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting ("ASU 2018-07"), which is discussed in Note 2 to our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q, for share-based awards granted to consultants and non-employees, we recognized compensation expense over the period during which services were rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using the then-current fair value of our common shares and updated assumption inputs in the Black-Scholes option-pricing model.
We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common shares and assumptions we make for the volatility of our common shares, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.
Current Critical Accounting Policies
With the exception of the new or updated policies in 2018, which are described above, the critical accounting policies noted below are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.  All of the critical accounting policies noted below are described in the notes to the condensed consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that the following accounting policies involve the most judgment and complexity:

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
The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of September 30, 2018 and December 31, 2017, we had cash of $168.2 million and $131.5 million, respectively. As of September 30, 2018, we held our cash in non-interest-bearing bank accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates.
We have adopted an investment policy, pursuant to which we hold such net proceeds in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations. We have no exposure to interest rate risk related to indebtedness as of September 30, 2018.
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
Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).
In connection with the preparation of our financial results for the years ended December 31, 2014 and 2015, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective as a result of material weaknesses in our control over financial reporting. The material weaknesses remained unremediated as of September 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting included the following:

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

Changes in Internal Controls over Financial Reporting
During the nine months ended September 30, 2018, we have changed our internal controls over financial reporting as follows:

•	Hired additional finance staff with significant experience with financial controls and GAAP reporting.

•	Completed the implementation of a new enterprise resource planning system, a new share-based compensation system, and a new SEC reporting software.

•	Implemented formal disclosure controls and procedures, including the formalization of a disclosure committee and requiring management sub-certifications from employees in key functional areas.

•
Engaged a third party firm to support our compliance with Section 404 of the Sarbanes-Oxley Act. Initiated project to support design and operating effectiveness of our internal controls over financial reporting.

We believe that these activities will further support the remediation of these material weaknesses.

Except as described above, there has been no change in our internal control over financial reporting during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since our inception, we have incurred significant operating losses. Our net loss was $186.2 million and $127.2 million for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $388.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
complete our ongoing Phase 3 clinical trial of the ODT formulation of rimegepant for the acute treatment of migraine and Phase 1 supporting trials of rimegepant and conduct a fourth Phase 3 clinical trial to evaluate rimegepant as a preventive therapy for migraine;

•
complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA and our ongoing Phase 2/3 trials of troriluzole in OCD and Alzheimer’s disease, conduct a second randomized controlled trial to assess the efficacy of troriluzole in SCA, and conduct our troriluzole trial in GAD trials;

•	conduct support activities for future clinical trials of BHV-5000;

•	conduct our planned Phase 1 clinical trial of BHV-3500 and support activities for later-phase studies and clinical trials;

•
continue to initiate and progress other supporting studies required for regulatory approval of our product candidates, including long-term safety studies, drug-drug interaction studies, preclinical toxicology and carcinogenicity studies;

•	make required milestone and royalty payments under the license agreements by which we acquired some of the rights to our product candidates;

•	make required royalty payments to RPI Finance Trust ("RPI"), under the funding agreement, entered into June 2018, between us and RPI ("Funding Agreement");

•	initiate preclinical studies and clinical trials for any additional indications for our current product candidates and any future product candidates that we may pursue;

•	continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;

•	continue to develop, maintain, expand and protect our intellectual property portfolio;

•	pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials, including rimegepant and BHV-0223;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

•	hire additional clinical, medical, commercial, and development personnel; and

•	incur additional legal, accounting and other expenses in operating as a public company.
In addition to the fluctuation of our operating expenses, our financial results may also be materially impacted in the future by material changes in the operating results of Kleo Pharmaceuticals, Inc. ("Kleo") or if we conclude that the value of our investment in Kleo is impaired and, as a result, we are required by U.S. GAAP to write down the carrying value of our investment.
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
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our product candidates. Our expenses could increase beyond our current expectations if the FDA requires us to perform clinical trials and other studies in addition to those that we currently anticipate. For example, for our troriluzole clinical program, we are planning to conduct an additional Phase 2/3 clinical trial in SCA incorporating feedback from the FDA in response to discussion that we had with the FDA regarding proposed modifications to the SARA scale, the primary endpoint in the trial. With regard to our BHV-5000 program, due to the small number of patients with CRPS and Rett syndrome, we believe that BHV-5000 will require only a single pivotal trial for each disorder. However, the FDA ordinarily requires two well-controlled clinical trials prior to marketing approval of a product candidate. If the FDA requires us to conduct additional clinical trials of troriluzole or BHV-5000, or any of our other product candidates, we would incur substantial additional, unanticipated expenses in order to obtain regulatory approval of those product candidates.
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
In connection with the Funding Agreement, in June 2018, RPI purchased $50 million of our common shares at a price of $45.00 per share. As of September 30, 2018, we had cash of $168.2 million. We expect that our existing cash will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements for at least twelve months from the date of filing of this report. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
In September 2018, we entered into the AstraZeneca Agreement. Under the AstraZeneca Agreement, we are obligated to pay milestone payments to AstraZeneca totaling up to $55.0 million upon the achievement of specified regulatory and commercial milestones and up to $50.0 million upon the achievement of specified sales-based milestones. In addition, we will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of any approved products based on BHV-3241, subject to specified reductions. We may sublicense our rights under the Agreement and, if we do so, we will be obligated to pay a portion of any milestone payments received from the sublicensee to AstraZeneca in addition to any milestone payments we would otherwise be obligated to pay.
In addition, our license agreements with BMS and AstraZeneca obligate us to use commercially reasonable efforts to develop and commercialize product candidates, to provide BMS and AstraZeneca with development reports documenting our progress, and to provide them with data from certain clinical trials. In addition, the AstraZeneca agreement provides with rights of first negotiation, triggered by their receipt of a summary of certain topline data from certain of our clinical trials, to regain the respective rights we have in-licensed from them. If AstraZeneca exercises their right of first negotiation, we will be required to negotiate in good faith, as the case may be, for a specified period of time before we can enter into negotiations with third parties to sublicense these rights. AstraZeneca’s rights of first negotiation may adversely impact or delay our ability to enter into collaborations with third parties for the development of these compounds. Our license agreement with BMS further provides that any sublicense, other than to an affiliate or a third-party manufacturer, requires BMS’ prior written consent, not to be unreasonably withheld or delayed. Each of our license agreements with AstraZeneca further provide that, except with respect to wholly owned subsidiaries, we cannot assign the agreement without their consent, even in the event of a change of control. This could adversely impact or delay our ability to effect certain transactions.
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
Risks Related to the Development of Our Product Candidates
We depend entirely on the success of a limited number of product candidates, which are in clinical development. If we do not obtain regulatory approval for and successfully commercialize one or more of our product candidates or we experience significant delays in doing so, we may never become profitable.
We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, the completion of the ongoing extension phase of the Phase 2/3 clinical trial and the conduct and completion of our second randomized controlled trial of troriluzole in SCA, completion of our Phase 2/3 clinical trials of troriluzole in OCD and Alzheimer’s disease and initiation of our Phase 2/3 clinical trial of troriluzole in GAD and patient tolerability studies, completion of our ongoing Phase 3 clinical trial of the ODT formulation of rimegepant and long-term safety study for rimegepant, initiation of a fourth Phase 3 clinical trial of rimegepant for the preventive treatment of migraine, completion of our Phase 1 trials for BHV-3500. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that we will be able to submit an NDA for any of our product candidates within the timeframes we expect, that any NDA we submit will be accepted by the FDA for filing in a timely manner or at all, or that any of our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:

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
For example, the Phase 2 clinical trial of BHV-3241 in patients with MSA completed by AstraZeneca failed to meet its primary endpoint of change from baseline in microglia activation assessed by PET. While we believe that directionally positive signals on certain components of the exploratory efficacy endpoint of Unified Multiple System Atrophy Rating Scale ("UMSARS") warrant further study of BHV-3241 in MSA, there is no guarantee that future studies of BHV-3241 will be successful.
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen, and the rate of dropout among clinical trial participants. For example, although adverse events generally have been mild to moderate in severity in studies to date with BHV-0223, in our ongoing 8-week safety and tolerability study in ALS patients, six of 18 patients dosed as of August 20, 2018 have discontinued treatment due to adverse events. In addition, we plan to initiate a second randomized, controlled clinical trial of troriluzole in SCA in the fourth quarter of 2018 which will incorporate trial design modifications compared to our first Phase 2/3 clinical trial, including the use of a modified SARA scale to measure patient improvement. We cannot predict the impact these modifications may have on the results of this second trial.
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
Because we in-licensed rimegepant and BHV-3500 from BMS and BHV-5000 and BHV-3241 from AstraZeneca, we were not involved in and had no control over the preclinical and clinical development of these product candidates prior to entering into these in-license agreements. In addition, we are relying on BMS and AstraZeneca to have conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our acquisition of the applicable product candidate, and having correctly collected and interpreted the data from these studies and trials. To the extent any of these has not occurred, our expected development time and costs may be increased, which could adversely affect our prospects for marketing approval of, and receiving any future revenue from, these product candidates.

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
We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement and completion of clinical trials for our clinical product candidates may be delayed, suspended or terminated as a result of many factors, including:

•	the FDA disagreeing as to the design, protocol or implementation of our clinical trials;

•	the FDA’s decision not to allow us to proceed to initiate clinical trials upon our submission of an IND or a request to reactivate an IND;

•	the delay or refusal of regulators or institutional review boards (“IRBs”) to authorize us to commence a clinical trial at a prospective trial site;

•	changes in regulatory requirements, policies and guidelines;

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
In order to commence our additional planned clinical trials of BHV-5000 and BHV-5000 , the FDA has required that we conduct additional nonclinical toxicology studies. There is no assurance that these studies will be successful or that we will be permitted to conduct further clinical studies of BHV-5000.

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
Our future success is dependent upon our ability to successfully develop, obtain regulatory approval for and then successfully commercialize one or more of our product candidates. The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval is generally uncertain, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or abroad until we receive regulatory approval of an NDA from the FDA or approval from the EMA or other applicable foreign regulatory agency.
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

For example, with respect to our second planned randomized, controlled clinical trial of troriluzole for the treatment of SCA, we undertook discussions with the FDA regarding the acceptability of the primary endpoint and necessary secondary endpoints, including our proposal to use a modified SARA scale. In our first Phase 2/3 clinical trial, the FDA stated that while certain items measured by the SARA scale appeared capable of reflecting a clinically meaningful benefit for patients depending on how the scoring of those items is defined, the use of the SARA scale was not appropriate as a primary endpoint in the trial. Based on our post-hoc analyses of data from the open-label extension phase of the trial, we proposed modifications to the SARA scale that we believe may address some of these shortcomings. Based on feedback received from the FDA, we are incorporating trial design modifications that include utilization of a modified SARA scale, However, notwithstanding the feedback that we have recieved from the FDA, there remains substantial risk that even if we receive favorable results from this second trial, the FDA or any foreign regulatory agency may nevertheless conclude that results obtained using the modified SARA scale would not be an adequate basis for approval.
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
For example, in its Phase 2b clinical trial, rimegepant dosed at 75 mg showed statistically significant improvement as compared to placebo on all four key migraine symptoms—pain, nausea, photophobia, phonophobia—which are inherently subjective endpoints that are difficult to measure. Patients in the trial were provided with an electronic data capturing device, or an electronic subject diary, which they used to record and rank their assessments of pain, nausea, photophobia and phonophobia at specified time points after they had taken the study medication following the occurrence of a moderate to severe migraine headache. The measurements from the trial were based on subjective patient feedback as recorded on their electronic subject diary, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial. The placebo effect also tends to have a more significant impact on clinical trials involving subjective measures such as pain. In our two completed Phase 3 clinical trials, although rimegepant met the co-primary efficacy endpoints of both trials, we did not achieve statistically significant improvements. as compared to placebo, on the symptom of nausea, which was a secondary efficacy endpoint of the trials.
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
Although we have monitored the subjects in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, patients treated with our product candidates, if approved, may experience adverse reactions. If safety problems occur or are identified after one of our products reaches the market, the FDA or comparable foreign regulatory authorities may require that we amend the labeling of our product, recall our product, or even withdraw approval for our product. Series adverse events deemed to be caused by our product candidates, either before or after receipt of marketing approval, could have a material adverse effect on the development of our drug candidates and our business as a whole.

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
With respect to our CGRP receptor antagonists, rimegepant and BHV-3500, we face competition from other companies that market or are developing migraine treatments. These include products in the class of products known as triptans, including the 5-HT1F receptor antagonist lasmiditan being developed by Eli Lilly and Company, as well as other small molecule CGRP receptor antagonists such as ubrogepant in Phase 3 clinical trials and atogepant in Phase 2 clinical trials, being developed by Allergan. It is anticipated that NDAs for lasmiditan and ubrogepant will likely be submitted to the FDA prior to when we expect to submit an NDA for rimegepant. Our other CGRP product candidate, BHV-3500, is in an earlier stage of development than ubrogepant, lasmiditan, atogepant and rimegepant. These other products are more advanced in their clinical development than rimegepant and BHV-3500, and therefore may receive marketing approval before our migraine product candidates receive marketing approval, if at all, which could make it more difficult for our products to achieve commercially reasonable market acceptance. In addition, with the recent approval by the FDA of three biologic CGRP receptor binding monoclonal antibodies, of Aimovig (Amgen), Ajovy (Teva), and Emgality (Lilly) for the preventive treatment of migraine in adults. The market opportunity for rimegepant for the acute treatment of migraine may decrease if the antibodies are successful in preventing migraine in patients. Wide adoption of Aimovig, Emgality and/or Ajovy may also cause clinicians to be more hesitant in prescribing an oral CGRP for acute treatment in a patient who is receiving a biologic CGRP for prevention. Finally, as acute treatment of migraine moves from a relatively generic market to a branded market, it is anticipated that payers will implement new or more stringent prior authorization procedures, such as step therapy in which a patient must try a less expensive drug first, for patients to receive these newer and more expensive medications, thereby potentially slowing new product uptake and adoption.
With respect to BHV-0223, which we are developing for the treatment of ALS, we believe our primary competition is Covis Pharmaceuticals, which sells Rilutek, the brand name for riluzole, and the six approved generic versions of Rilutek. Edaravone (Radicava, Mitsubishi Tanabe Pharma) has been approved by the FDA for the treatment of ALS, based on efficacy studies conducted in Japan, with the vast majority of patients on background riluzole therapy. Edaravone is administered to patients by intravenous infusion. We are aware of at least two other company planning to market a new formulation of riluzole. Aquestive Therapeutics, Inc. (previously called MonoSol Rx) has filed an IND with the FDA to conduct clinical trials for a riluzole oral soluble film and has received orphan drug designation. Italfarmaco SpA, or Italfarmaco, a private Italian company, markets an oral liquid suspension formulation of riluzole in the United Kingdom and elsewhere in Europe under the brand name Tiglutik, and Tiglutik was approved for marketing in the United States in September 2018. To our knowledge based on publicly available information, no other companies are marketing sublingual formulations of riluzole. Other companies of which we are not aware may also be developing formulations using riluzole; if such companies pursued regulatory approval of such product candidates using the Section 505(b)(2) regulatory pathway, those product candidates would potentially compete with BHV-0223. For example, Italfarmaco has obtained orphan designation for Tiglutik and Aquestive Therapeutics has obtained orphan drug designation for its oral soluble film product candidate, and these companies are eligible to obtain orphan exclusivity subject to a showing of clinical superiority to riluzole.  If Tiglutik is shown to be clinically superior to Rilutek and is granted orphan exclusivity, then BHV-0223 would need to demonstrate clinical superiority to Tiglutik in order to receive marketing approval. Additionally, if the oral soluble film being developed by Aquestive Therapeutics is shown to be clinically superior to Rilutek and also receives marketing approval before BHV-0223, then BHV-0223 would need to demonstrate clinical superiority to such agents in order to receive marketing approval. If we expand our development of BHV-0223 into additional neuropsychiatric or other indications, we would face substantial competition from companies that develop or sell products that treat those indications.
With respect to troriluzole, which we are currently developing for the treatment of ataxias and other neurologic disorders, with SCA as our initial indication, there are currently no approved drug treatments for spinocerebellar ataxias in the United States. We are also developing troriluzole for the potential treatment of Alzheimer’s disease, OCD and GAD and if we continue to pursue those indications, we would face substantial competition from companies that develop or sell products that treat Alzheimer’s disease, OCD or GAD. With respect to BHV-5000, which we are developing for the treatment of neuropsychiatric conditions the market size and competition will depend on each indication. For example, indications such as CRPS and Rett syndrome have limited treatment options while other indications, such as depression, have multiple approved.treatments.
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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:

•	issuing warning or untitled letters;

•	seeking an injunction or imposing civil or criminal penalties or monetary fines;

•	suspension or imposition of restrictions on operations, including product manufacturing;

•	seizure or detention of products, refusal to permit the import or export of products, or requesting that we initiate a product recall;

•	suspension or withdrawal of our marketing authorizations;

•	suspension of any ongoing clinical trials;

•	refusal to approve pending applications or supplements to applications submitted by us; or

•	requiring us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization.
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
Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications ("ANDAs") in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical element ("NCE"). Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug.
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
We are party to several license agreements under which we in-license patent rights and other intellectual property related to our business, including a license agreement with BMS, under which we were granted an exclusive license relating to rimegepant and BHV-3500, a license agreement with ALS Biopharma and Fox Chase Chemical Diversity Center, Inc., pursuant to which we were assigned intellectual property rights relating to troriluzole, a license agreement with Catalent, pursuant to which we were granted an exclusive license to use their Zydis technology in the development of BHV-0223 and rimegepant,license agreements with AstraZeneca, pursuant to which we were granted exclusive licenses relating to BHV-5000 and BHV-3241.
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
We intend to conduct our clinical trials, including our ongoing Phase 3 ODT clinical trial of rimegepant and Phase 2/3 clinical trial of troriluzole, using our own clinical resources while also leveraging expertise and assistance from contract research organizations ("CROs") as appropriate. We do not currently have the ability to independently conduct large-scale clinical trials, such as a Phase 3 clinical trial, without outside assistance.
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
We and our CROs and other vendors are required to comply with cGMP, GCP and good laboratory practices ("GLP"), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Union and any comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators, clinical trial sites and other contractors. Although we rely on CROs to conduct any current or planned GLP-compliant preclinical studies and GCP-compliant clinical trials and have limited influence over their actual performance, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, EMA or any comparable foreign regulatory agency may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory agency, such regulatory agency will determine that all of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP requirements. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.
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
Our ability to develop our product candidates depends and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the active pharmaceutical ingredients ("APIs") and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.
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
More recently, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 ("Right to Try Act") was signed into law. The law, among other things, provides a federal framework for patients to access certain investigational new drug products that have completed a Phase 1 clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program.
In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize any of our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize any products for which we obtain marketing approval. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
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
Our orphan drug exclusivity for BHV-0223 for ALS is contingent upon a showing that BHV-0223 is clinically superior to Rilutek and Tiglutik in the treatment of ALS. Clinical superiority may be demonstrated by showing that a drug has greater effectiveness than the approved drug, greater safety in a substantial portion of the target population, or otherwise makes a major contribution to patient care. If we are unable to demonstrate that BHV-0223 is clinically superior to other approved riluzole products, we will not be entitled to the benefits of orphan drug exclusivity for BHV-0223 for ALS, which could adversely affect our business and our ability to market and sell BHV-0223 if it is approved for sale. Additionally, if Tiglutik, or any other approved riluzole product, receives orphan exclusivity, then BHV-0223 would need to demonstrate clinical superiority to Tiglutik or such other product in order to receive either marketing approval or orphan drug exclusivity.
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
The patent prosecution process is expensive and time-consuming, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. None of our patent applications claiming troriluzole or BHV-0223 have issued in major markets, but and applications filed under the Patent Cooperation Treaty, or PCT, with respect to troriluzole and BHV-0223 have been nationalized and are pending in the U.S., European countries, Japan, Korea, China, India, Russia, Brazil, Canada, and other countries. It is also possible that we will fail to identify patentable aspects of our research and development in time to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates, including BHV-0223 and troriluzole, in the United States or in other foreign countries. If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current and future product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, products. Any such outcome could have a negative effect on our business.
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
Our patents and pending patent applications related to troriluzole and BHV-0223 only protect or seek to protect the formulation, prodrug or method of administration of our product candidates and not the active pharmaceutical ingredient, riluzole, a compound for which patent protection is no longer available.
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
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates, if approved. If, in the context of seeking approval for one of our product candidates subject to approval via Section 505(b)(2), we were required to file a Paragraph IV certification against any patents of a third party, we would additionally be at risk of an automatic stay if litigation is initiated, thereby potentially delaying our approval or market entry. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Third parties making such claims may have the ability to dedicate substantially greater resources to these legal actions than we or our licensors or collaborators can. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.
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
Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and the European Union. If we commercialize our product candidates in foreign markets, we will be subject to additional risks and uncertainties, including:

•	economic weakness, including inflation, or political instability in particular economies and markets;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, many of which vary between countries;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	tariffs and trade barriers;

•	other trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or foreign governments;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad ;

•	workforce uncertainty in countries where labor unrest is common;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;

•	foreign currency exchange rate fluctuations and currency controls;

•	differing foreign reimbursement landscapes;

•	uncertain and potentially inadequate reimbursement of our products; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.
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
As we expand our operations outside of the United States, we will be required to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate, as well as with the Foreign Corrupt Practices Act (“FCPA”), compliance with which is expensive and difficult, particularly in countries in which corruption is a recognized problem. As a result, these laws may preclude us from developing, manufacturing or selling certain product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.
We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of September 30, 2018, we had 57 employees, all of which were employed directly by our U.S. subsidiary, Biohaven Pharmaceuticals, Inc. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Additionally, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide–ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third–party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time–intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities.
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
As a public company listed in the United States, we have and will continue to, incur significant incremental legal, accounting and other expenses. These costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the New York Stock Exchange, may increase legal and financial compliance costs and make some activities more time consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.
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
Our directors and executive officers, and entities affiliated with them, in the aggregate, beneficially own approximately 27% of our common shares. These shareholders, acting together, would be able to control or significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. Some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their shares at prices substantially below the current market price of our common shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders.

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
As of November 12, 2018, we had 40,327,610 common shares outstanding, and 39,216,499 of these shares are freely tradable without restrictions or further registration under the Securities Act except, subject to certain restrictions applicable to shares held by our affiliates as defined in Rule 144 under the Securities Act. The remaining 1,111,111 shares will be eligible for public sale in December 2018.
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

We have broad discretion in the use of our cash and may not use it effectively.
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
Prior to the completion of our IPO, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. In preparation of our financial statements in connection with our IPO, we determined that material weaknesses in our internal control over financial reporting existed during each of fiscal 2014, 2015 and 2016 and remained unremediated as of December 31, 2017 and September 30, 2018. These material weaknesses in our internal control over financial reporting are described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a License Agreement we entered into with AstraZeneca AB ("AstraZeneca") through our wholly owned subsidiary, Biohaven Therapeutics Ltd., on September 4, 2018 (the "License Agreement"), as partial consideration for the license and other rights granted to us by AstraZeneca, we agreed to issue an upfront payment of cash and equity. On September 18, 2018, we issued 109,523 of our common shares to AstraZeneca. The issuance of these shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to our obligations under the License Agreement, we subsequently registered the 109,523 common shares on a Registration Statement on Form S-1 (File No. 333-227670) which was declared effective by the Securities and Exchange Commission on October 17, 2018.

Item 6. Exhibits

Exhibit No.*	Description

10.1†	Amendment to License Agreement, dated September 4, 2018, by and between Biohaven Therapeutics Ltd. and AstraZeneca AB.

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________________________

*	The XBRL instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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
Dated: November 14, 2018
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)