Form 10-K
period 2018-12-31
Biohaven Pharmaceutical Holding Co Ltd.
filed 2019-02-28
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38080
____________________________________________________________________________
Biohaven Pharmaceutical Holding Company Ltd.
(Exact Name of Registrant as Specified in its Charter)
____________________________________________________________________________

British Virgin Islands (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)
c/o Biohaven Pharmaceuticals, Inc. 215 Church Street, New Haven, Connecticut (Address of principal executive offices)	06510 (Zip Code)
(203) 404-0410
(Registrant's telephone number, including area code)

(Former address)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant's common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2018, based on the last reported sale price of the registrant's common stock on the New York Stock Exchange on June 29, 2018 of $39.52, was $1.585 billion. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 26, 2019, there were 44,262,658 common shares, no par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, or this report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "intends", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our plans to develop and commercialize our product candidates;
•our ongoing and planned clinical trials for our rimegepant, troriluzole (previously referred to as trigriluzole or BHV-4157), BHV-0223, BHV-3500, BHV-5000 and verdiperstat (previously referred to as BHV-3241) development programs;
•the timing of the availability of data from our clinical trials;
•the timing of our planned regulatory filings, including our planned NDA submissions for rimegepant;
•the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•the clinical utility of our product candidates;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our intellectual property position; and
•our estimates regarding future revenues, expenses and needs for additional financing.
Any forward-looking statements in this report reflect our current views with respect to future events and with respect to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A. Risk Factors and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward- looking statements for any reason, even if new information becomes available in the future.
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

PART I
Item 1.    Business
Overview
We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting central nervous system diseases, including neurological and rare disorders. Most of our product candidates are small molecules and based on three distinct mechanistic platforms—calcitonin gene-related peptide ("CGRP") receptor antagonists, glutamate modulators, and myeloperoxidase inhibitor—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of indications with high unmet need in both large and orphan indications.
Product Candidates
   The following table summarizes our most advanced development programs. We hold the worldwide rights to all of our product candidates.

 Our CGRP Receptor Antagonist Platform
Migraine Overview and Market Opportunity
Migraine is a chronic and debilitating disorder characterized by recurrent attacks lasting four to 72 hours with multiple symptoms, including typically one-sided, pulsating headaches of moderate to severe pain intensity that are associated with nausea or vomiting, and/or sensitivity to sound (phonophobia) and sensitivity to light (photophobia). Migraines are often preceded by transient neurological warning symptoms, known as auras, which typically involve visual disturbances such as flashing lights, but may also involve numbness or tingling in parts of the body. Migraine is both widespread and disabling. The Migraine Research Foundation ranks migraine as the world's third most prevalent illness, and the Global Burden of Disease Study 2015 rates migraine as the seventh highest specific cause of disability worldwide. According to the Migraine Research Foundation, in the United States, approximately 36 million individuals suffer from migraine attacks. While most sufferers experience migraine attacks once or twice per month, more than 4 million people have chronic migraine, defined as experiencing at least 15 headache days per month, of which at least eight are migraine, for more than three months. Others have episodic migraine, which is characterized by experiencing less than 15 migraine days per month. People with frequent episodes of migraine may progress to chronic migraine over time. Migraine attacks can last four hours or up to three days. More than 90% of individuals suffering from migraine attacks are unable to work or function normally during a migraine attack, with many experiencing comorbid conditions such as depression, anxiety and insomnia.
Triptans are the current first-line prescription therapy for the acute treatment of migraine, with over 13.9 million annual prescriptions in the United States. Despite the market for triptans being highly genericized, branded options continue to be popular. For example, even at a price of approximately $400-600/month, Maxalt is a commonly prescribed triptan. There has been minimal improvement in the standard treatment for migraine since the early 1990s. Reformulations of generic triptans or incremental improvements with new agents that target the same pathway are predicted to generate additional sales in the near term, but major sales growth for the migraine market are expected from novel therapeutics over the next several years. We believe that rimegepant will be a potential best-in-class small molecule CGRP receptor antagonist for the acute treatment of migraine and could achieve meaningful penetration of the market of migraine sufferers whose symptoms are not adequately addressed with current treatments. It is important to recognize that all migraine patients require acute treatment, including patients who take preventive medicine (as they typically do not eliminate all migraine attacks).
The prevention of migraine in the United States is a multi-billion dollar potential market. According to a report published by Neuropsychiatric Disease and Treatment, 38% to 50% of diagnosed migraine sufferers may be candidates for migraine prevention therapy. Currently, preventive medications approved for migraine include beta blockers, such as propranolol, topiramate, sodium valproate, and botulinum toxin ("Botox") (chronic migraine only) and generate nearly 10 million prescriptions annually. Three CGRP monoclonal antibodies (mABs) were approved in 2018 for the preventive treatment of migraine in adults. There was rapid early uptake of this class, but utilization will be defined over the next 24 months.
In patients with high frequency and chronic migraine, beta blockers, topiramate and sodium valproate are commonly used to reduce the frequency of migraine. These medications are often not well tolerated by patients because of adverse events ("AEs") such as cognitive impairment, nausea, fatigue and sleep disturbance. In clinical trials with topiramate, the reduction in number of migraine days per month has been observed to be relatively small; for example, migraine days reduced by 2.5 days from six to seven days at baseline, or reduced by 3.5 days from 15 to 16 days at baseline. Migraine is twice as prevalent in women as compared to men. In the affected female patient population, predominantly women of child-bearing age, the association of these agents with poor pregnancy outcomes and fetal abnormalities can limit their use. Botox is only approved for the prevention of migraine in patients diagnosed with chronic migraine. Approximately 47% of Botox-treated patients experience a 50% reduction in either migraine days per month or migraine frequency per month within six months, which leaves more than half of patients inadequately treated. In addition, the Botox dosing regimen consists of approximately 31 subcutaneous injections at various sites on the head and neck, with recommended repetition every 12 weeks if the patient has a therapeutic response.
The CGRP mAbs have a similar profile across the agents approved to date. The three new FDA-approved drugs, Aimovig (erenumab-aooe), Ajovy (fremanezumab-vfrm), and Emgality (galcanezumab-gnlm), are all administered subcutaneously. The side effects from the new CGRP monoclonal antibody drugs are generally mild, including pain and redness at the site of injection and nasal congestion. Studies show that the monoclonal antibodies reduce the number of headache days by 50% or more in approximately half of the patients who take them. In only a small percentage of patients do these drugs eliminate migraine attacks, with the vast majority of patients also needing additional effective acute treatment.
CGRP's Role in Migraine
The CGRP receptor is located within pain-signaling pathways, intracranial arteries and mast cells and its activation is thought to play a causal role in migraine pathophysiology. For example, research and clinical studies have shown serum levels of CGRP are elevated during migraine attacks, infusion of intravenous CGRP produces persistent pain in migraine sufferers and non-migraine sufferers, and treatment with anti-migraine drugs normalizes CGRP activity. Additionally, multiple clinical studies show that small molecule CGRP receptor antagonists, which inhibit the binding of endogenous CGRP to CGRP receptors, are effective in the acute treatment of migraine attacks.
Treatment with a CGRP receptor antagonist is believed to relieve migraine through the following mechanisms:
•Blocking Neurogenic Inflammation:  Binding of CGRP receptor antagonists to CGRP receptors located on mast cells inhibits inflammation caused by trigeminal nerve release of CGRP onto mast cells within the tough outer covering of the brain, or the meninges.

•Decreasing Artery Dilation:  By blocking the CGRP receptors located in smooth muscle cells within vessel walls, CGRP receptor antagonists inhibit the pathologic dilation of intracranial arteries without the unwanted effect of active vasoconstriction.

•Inhibiting Pain Transmission:  Binding of CGRP receptor antagonists to CGRP receptors suppress the transmission of pain by inhibiting the central relay of exaggerated pain signals from the trigeminal nerve to the caudal trigeminal nucleus.

The graphic below depicts the mechanism of action by which CGRP receptor antagonism is thought to alleviate migraine.
_______________________________________________________________________________

From N Engl J Med, Durham PL, CGRP-Receptor Antagonists — A Fresh Approach to Migraine Therapy? 350:1073-1075, Copyright © 2018 Massachusetts Medical Society. Reprinted with permission from Massachusetts Medical Society.
Our Lead Product Candidate: Rimegepant, an Oral CGRP Receptor Antagonist for the Acute and Preventive Treatment of Migraine
We are developing rimegepant as an orally available, selective and potent small molecule CGRP receptor antagonist for the acute and preventive treatment of migraine. The first indication being pursued is the acute treatment of migraine. We believe that rimegepant has the potential to be the best-in-class CGRP receptor antagonist for the acute treatment of migraine with the ability to address important unmet needs, such as early onset of pain relief, durable efficacy of pain relief and relief from most bothersome symptoms and rapid return to normal function (decreased disability). Importantly, these benefits are noted without the cardiovascular contraindications of triptan therapy and/or the bothersome side effects that impact utilization. Additionally, oral small molecule CGRP receptor antagonists with high receptor affinity and long half-lives, such as rimegepant, may possess dual-therapy action with ability to provide both acute relief and preventive effects.
In July 2017, we initiated two Phase 3 clinical trials of rimegepant, and we completed enrollment in these trials in November 2017. Topline results from both of these Phase 3 trials were reported in March, 2018. The co-primary endpoints (pain freedom at 2 hours and reduction of most bothersome symptoms) were both met as well as key secondary endpoints (return to function, pain relief). These results are described in greater detail below under “—Our Clinical Program for Rimegepant in Acute Treatment of Migraine— Phase 3 Clinical Trials: Studies 301 and 302.”
Those suffering from migraine often have accompanying nausea and have an aversion to consuming food or liquids during an attack. We are also developing an oral solid dosage formulation of rimegepant that disperses almost instantly in the mouth, without the need for water. The Zydis oral dissolving tablet ("ODT") formulation being utilized uniquely addresses this issue. We have exclusive worldwide rights to the Zydis ODT fast-dissolving formulation for the development of rimegepant pursuant to a January 2018 license agreement with Catalent U.K. Swindon Zydis Limited, a subsidiary of Catalent, Inc. ("Catalent"). The agreement also provides exclusivity with respect to other small molecule CGRP receptor antagonists with the Zydis ODT technology. In February 2018, a bioequivalence study was conducted to compare this new ODT formulation to the tablet in current clinical development and provided evidence of equivalence. A third Phase 3 clinical trial evaluatiing the Zydis ODT formulation of rimegepant commenced in February 2018 and the results from this trial were reported in December 2018.
Consistent with the prior Phase 3 studies, the ODT formulation met the co-primary endpoints of pain freedom and freedom from the most bothersome symptoms.  Importantly the Zydis ODT formulation had a faster onset of action with rapid onset of pain relief beginning to show an effect as early as 15 minutes and becoming statistically significant by 60 minutes.  Furthermore, this study met 21 consecutive pre-specified, hierarchically tested outcome measures including durability of effect out to 48 hours post-dose without the use of rescue medication. Importantly, consistent with the other trials, placebo-level tolerability was also noted. These results are described in greater detail below under “—Our Clinical Program for Rimegepant in Acute Treatment of Migraine— Phase 3 Clinical Trials: Study 303.”
In December 2018 data became available from our ongoing rimegepant long-term safety study. The positive results from the interim analysis of this trial included over 91,000 doses of rimegepant 75 mg across 1,780 patients with migraine. The safety and tolerability profile of rimegepant with up to one year of dosing in patients with migraine was consistent with the safe and well tolerated profile previous seen in clinical trials with rimegepant. No liver safety signal was detected, including a subset of patients with near-daily dosing (≥15 doses/month). Additionally, preliminary efficacy observations suggest that intermittent dosing of rimegepant 75 mg may reduce the number of headache days per month and a separate, double-blind placebo controlled preventive treatment study with rimegepant is being conducted. Overall, safety and tolerability data from this interim analysis and ongoing data from this study are expected be sufficient to support new drug application ("NDA") submissions for the Zydis ODT and tablet formulations planned for second quarter of 2019.
Based on emerging data from repeat dosing of rimegepant in the long-term safety trial, a Phase 3 trial to evaluate rimegepant as a preventative treatment of migraine was initiated in November 2018.
In November 2017, we received agreement from the FDA on an initial pediatric study plan. In 2018, we submitted requests for scientific advice for rimegepant to the Committee for Medicinal Products for Human Use ("CHMP") a committee of the European Medicines Agency ("EMA") and feedback suggests there are several options for pursuing indications for rimegepant in Europe which are currently under consideration.
Additionally, in January 2019, we announced with our wholly-owned subsidiary, BioShin, that the National Medical Products Administration (formerly, the China FDA) has accepted the investigation new drug ("IND") application for rimegepant for the treatment of migraine. We had previously announced the formation of BioShin in November of 2018; the subsidiary was established to develop and potentially commercialize our late-stage migraine and neurological disorder product development portfolio in China and other Asia-Pacific markets.
Acute Treatment of Migraine and Limitation of Current Treatments
Clinicians use a number of pharmacologic agents for the acute treatment of migraine. A study published by the American Headache Society in 2015 concluded that the medications deemed effective for the acute treatment of migraine fell into the following classes: triptans, ergotamine derivatives, non-steroidal anti-inflammatory drugs ("NSAIDs"), opioids and combination medications. The current standard of care for the acute treatment of migraine is prescription of triptans, which are serotonin 5-HT1B/1D receptor agonists. Triptans have been developed and approved for the acute treatment of migraine over the past two decades. The initial introduction of triptans represented a shift toward drugs more selectively targeting the suspected pathophysiology of migraine. While triptans account for almost 80% of anti-migraine therapies prescribed at office visits by healthcare providers, issues such as an incomplete effect or headache recurrence remain important clinical limitations. In fact, for any given attack, almost 50% of patients take a second dose in search of pain relief. In addition, triptans are contraindicated in patients with cardiovascular disease, cerebrovascular disease, or significant risk factors for either because of potential systemic and cerebrovascular vasoconstriction from the 5-HT1B-mediated effects. The package insert for triptans includes warnings and precautions for migraine patients with risk factors for cardiovascular disease and states that high risk patients, including those with increased age, diabetes, hypertension, smoking, obesity or a strong family history of coronary artery disease, should be evaluated prior to receiving the first dose of a triptan. Triptans are contraindicated in patients with a history of ischemic heart disease, coronary artery vasospasm, history of stroke, peripheral vascular disease or uncontrolled hypertension. Even in patients who have a negative cardiovascular evaluation, product labeling for triptans recommends that consideration be given to administration of the first dose in a medically-supervised setting and performing an electrocardiogram immediately following administration. Additionally, periodic cardiovascular evaluation should be considered for long-term users of triptans who have cardiovascular risk factors. According to a January 2017 study published in the journal Headache, an estimated 2.6 million migraine sufferers in the United States have a cardiovascular event, condition or procedure that limits the potential of triptans as a treatment option. Thus, we believe there remains a significant unmet medical need for a novel migraine-specific medication that does not increase the risk of cardiovascular liability.
The Potential Benefits of Rimegepant Compared to Other Treatments
Traditionally, for approval of drugs for the acute treatment of migraine, the FDA required the drug to meet four co-primary endpoints at two hours after dosage in clinical trials: pain freedom or pain relief, and freedom from nausea, phonophobia and photophobia. In October 2014, the FDA issued new guidance (and formal guidance in February 2018) indicating that pivotal migraine trials could use a preferred approach of co-primary 2-hour endpoints of freedom from pain and freedom from most bothersome symptom (among nausea, photophobia or phonophobia) to support approval.
The table below compares what we believe are key features of rimegepant contrasted to other product candidates and standard of care treatments for the acute treatment of migraine.*

*These are cross-trial comparisons and no comparative head-to-head studies between rimegepant and competitors have been conducted.
Based on the results from the rimegepant clinical trials to date, we believe rimegepant offers the following clinical and product benefits for the acute treatment of migraine:

•Oral Availability.  Rimegepant is the only oral CGRP currently formulated in a Zydis ODT that can be administered sublingually for the potential for rapid onset of action. In our Phase 3 clinical trial, the rimegepant Zydis ODT formulation demonstrated pain relief beginning as early as 15 minutes (becoming statistically significant by 60 minutes), with patients returning to normal functioning by 60 minutes. We have an exclusive worldwide agreement with Catalent for the use of rimegepant in the Zydis ODT fast-dissolving formulation (which also provides exclusivity with respect to other small molecule CGRP receptor antagonists with the Zydis ODT technology). We believe oral availability in an easy to use formulation will provide advantages over injectable migraine treatments.
•Comprehensive Treatment Effect. Rimegepant has demonstrated consistent comprehensive treatment effect across 3 large Phase 3 trials and a Phase 2b trial with significant pain freedom, pain relief and relief from most bothersome symptoms. These effects were all noted with a single dose of the 75 mg tablet or ODT. The majority of patients treated with a single dose of rimegepant 75 mg did not require the use of additional rescue medications after treating their migraine.

•Durable Improvement.  In the Phase 3 trials, rimegepant demonstrated durable impact on pain freedom and pain relief through 48 hours compared to placebo. We believe that this durability of effect is related to the half-life of rimegepant and is an important differentiator from other products that have a shorter half-life and require additional doses of medications or rescue medications.

•Favorable Safety Profile.  In 3 Phase three studies of over 3500 patients,  rimegepant demonstrated a safety profile similar to placebo. There were no AEs greater than 1.6%. Consistent with the  preclinical data, there was no clinical evidence suggesting that rimegepant has vasoconstrictor activity or other undesirable cardiovascular side effects, such as changes in the blood pressure or heart rate, that are commonly associated with triptans.

•Potency.  Rimegepant is highly potent with subnanomolar affinity for the human CGRP receptor, which allows for a relatively low dose to provide maximal treatment effect with a single 75 mg dose.

•Lower Expected Cost.  We expect that as a small molecule, rimegepant will have a lower cost of goods than CGRP antibodies, which are biologics.
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
Phase 3 Clinical Trials: Studies 301 and 302
Based on favorable results observed in a Phase 2b clinical trial, we elected to advance the 75 mg dose of rimegepant in our Phase 3 clinical trials. According to FDA 2014 draft guidance for developing drugs for acute treatment of migraine, approval for this indication has historically involved the demonstration of an effect on four co-primary endpoints: pain, nausea, photophobia and phonophobia. More recently, the agency has considered an alternate approach and in the recently published FDA 2018 formal guidance indicated as the "preferred approach" for approval based on an effect at 2 hours on headache pain freedom and freedom from a patient's most bothersome migraine symptom, or MBS, selected as either nausea, photophobia or phonophobia. Using this approach, the two co-primary endpoints would be (1) having no headache pain at two hours after dosing and (2) a demonstrated effect on freedom from the MBS at two hours after dosing. Regardless of the associated symptom identified as most bothersome, the FDA guidance states that all three important migraine symptoms (nausea, photophobia and phonophobia) should be assessed as secondary endpoints.

We held an end of Phase 2 meeting with the FDA in March 2017 and commenced two Phase 3 clinical trials ("Study 301" and "Study 302") in July 2017 with the oral tablet. We completed enrollment in these trials in November 2017. Approximately 3,000 patients were enrolled and 2,300 patients randomized across these two Phase 3 trials.
We believe that our Phase 3 trials of rimegepant 75 mg conform to the FDA guidance for approval in acute treatment of migraine. The trials were double-blinded, randomized, and placebo-controlled. The first two Phase 3 trials treated subjects with the tablet version of rimegepant and recruited male and female patients 18-65 years of age with at least a one year history of migraine, including an age of onset prior to 50, migraine attacks that last about four to 72 hours, not more than eight attacks of moderate to severe intensity per month within the last three months and not less than two attacks per month. Our goal was to enroll patients who represent the spectrum of real-world migraine patients, including those who have previously been non-responsive to triptans, as the FDA stated to us at our end of Phase 2 meeting that triptan-resistant patients may benefit from rimegepant treatment. We also enrolled patients who had cardiovascular risk factors and/or vascular disease. The primary objective of the trials was to evaluate the efficacy of 75 mg of rimegepant compared with placebo in the acute treatment of migraine as measured by two co-primary endpoints: (1) pain freedom (headache pain intensity level reported as "no pain") at two hours after dosing using a four-point numeric rating scale (no pain, mild pain, moderate pain, severe pain) and (2) freedom from the MBS at two hours after dosing. The three other important migraine symptoms (nausea, photophobia and phonophobia) were assessed as secondary endpoints, consistent with FDA guidance.
In March 2018, we announced positive topline data from our first two Phase 3 clinical trials of rimegepant. In each trial, treatment with a single 75 mg dose of rimegepant met the co-primary efficacy endpoints of the trial, which were superior to placebo, at two hours post-dose, on measures of pain freedom and freedom from the patient’s most bothersome symptom, or MBS, selected as either nausea, photophobia or phonophobia.
The figures below show, for each trial, Kaplan-Meier curves depicting the effect of rimegepant on pain freedom as compared to placebo over the course of eight hours after dosing. A Kaplan-Meier curve is a method of statistical analysis used to show estimates of data over time even though data was only collected at intervals throughout that time period.

Kaplan-Meier Curve Showing Pain Freedom 0-8 Hours Post-Dosing

Rimegepant showed a numerical improvement in pain freedom as compared to placebo as early as 45-60 minutes post-dosing, with continued improvement over the course of eight hours post-dosing. The magnitude of the treatment effect over placebo at two hours post-dosing or later, as shown in the figures above, ranged from 5% to 19% in Study 301 and 7% to 22% in Study 302. This continued improvement in pain freedom was observed in patients who received a single dose of rimegepant and did not use rescue medications. Rescue medications are additional medications that patients in clinical trials may take concurrently with the study drug or placebo after the 2 hour endpoint has been registered when the patient experiences inadequate relief. Each of the figures above excludes patients who took rescue medication or who were lost to follow-up during the specified interval.
Pain freedom at two hours post-dosing, one of the co-primary endpoints of these trials, was 19.2% and 19.6% for rimegepant-treated patients in Study 301 and 302, respectively, as compared to 14.2% and 12.0% for patients receiving placebo, with corresponding p-values of <0.03 and <0.001, respectively. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less represents statistical significance, meaning that there is a less than 1-in-20 likelihood that the observed results occurred by chance. The table below summarizes these results.
Rimegepant also achieved statistically significant results on a second co-primary endpoint, freedom from MBS, selected from photophobia, phonophobia or nausea, at two hours post-dosing. As shown in the table below, freedom from MBS for patients treated with rimegepant were 36.6% and 37.6% in Study 301 and Study 302, respectively, as compared to 27.7% and 25.2% for patients receiving placebo, with corresponding p-values of <0.002 and <0.0001, respectively.

Co-Primary Regulatory Endpoints in Study 301 and 302
Study 302

2 Hour Endpoint	Rimegepant (N=537)	Placebo (N=535)	p-value
Pain Freedom	19.6%	12.0%	< 0.001
Freedom from MBS(1)	37.6%	25.2%	< 0.0001

Study 301

2 Hour Endpoint	Rimegepant (N=543)	Placebo (N=541)	p-value
Pain Freedom	19.2%	14.2%	< 0.03
Freedom from MBS(1)	36.6%	27.7%	< 0.002
(1) MBS: Most Bothersome Symptom of Photophobia, Phonophobia or Nausea.

We also evaluated rimegepant’ s effect on pain relief, which is the transition from experiencing moderate-to-severe pain to either no pain or mild pain, as a secondary endpoint in both trials. Although pain relief does not always indicate that a patient has no pain, unlike pain freedom, it is a clinically important endpoint because it often is associated with reduced disability due to migraine attacks. In each of the Phase 3 trials, onset of pain relief in patients treated with rimegepant was observed early after dosing, with separation between rimegepant and placebo evident between 30 and 45 minutes post-dosing. In both trials, by two hours post-dosing, over 55% of patients receiving only a single dose of rimegepant achieved pain relief (p-values of 0.0006 in Study 301 and <0.0001 in Study 302). The figures below show, for each trial, Kaplan-Meier curves depicting the effect of rimegepant on pain relief as compared to placebo over the course of eight hours after dosing.

Kaplan-Meier Curve Showing of Time to Pain Relief Up to 8 Hours Post Single Dose

Each of the figures above excludes patients who took rescue medication or who were lost to follow-up during the specified interval.

In addition to achieving both co-primary endpoints in each of the trials, rimegepant also was observed to be generally well-tolerated in the trials, with a safety profile similar to placebo. In particular, pooled liver function test, or LFT, results showed that rimegepant was no more likely than placebo to increase ALT or AST levels above the upper limit of normal, or ULN. An LFT is a blood test that gives an indication of whether the liver is functioning properly. Across both trials, one patient treated with placebo and one patient treated with rimegepant showed LFTs above 3x ULN.
In both trials, no single adverse event, or AE, occurred with an incidence higher than 2% and the overall AE rates in the rimegepant groups were similar to those in the placebo groups. The most common AEs seen in patients treated with rimegepant were similar to placebo in a pooled analysis of both trials. There were no serious adverse events, or SAEs, determined by the study investigators to be drug related.
Phase 3 Clinical Trials: Study 303
Our third Phase 3 trial was a randomized, controlled Phase 3 clinical trial (“Study 303”) evaluating the efficacy and safety of rimegepant 75 mg Zydis ODT conducted with the rimegepant 75 mg Zydis ODT and was initiated after bioequivalence between the tablet and ODT were established. This Phase 3 Zydis ODT sStudy 303 was conducted to further characterize the ODT formulation and was designed in keeping with the previous Phase 3 studies.
In December 2018, we announced positive topline data from Study 303. In Study 303, rimegepant Zydis ODT statistically differentiated from placebo on the two co-primary endpoints as well as the first 21 consecutive primary and secondary outcome measures that were pre-specified in hierarchical testing. Consistent with the two previous Phase 3 clinical trials, Study 303 met its co-primary endpoints of pain freedom and freedom from most bothersome symptom (MBS) at 2 hours using a single dose (Table 1). Importantly, patients treated with the rimegepant Zydis ODT formulation began to numerically separate from placebo on pain relief as early as 15 minutes, and this difference was statistically significant at 60 minutes (p < 0.0001) (Figure 1). Additionally, a significantly greater percentage of patients treated with rimegepant Zydis ODT returned to normal functioning by 60 minutes as compared to placebo (p < 0.002). Lasting clinical benefit was observed through 48 hours after a single dose of rimegepant on freedom from pain (p < 0.001), pain relief (p < 0.001), freedom from the most bothersome symptom (p < 0.001), and freedom from functional disability (p < 0.003). Superiority over placebo was also demonstrated in multiple other secondary endpoints. The vast majority of rimegepant Zydis ODT treated patients (85%) did not use any rescue medications.
Table 1: Met Co-Primary Endpoints of Pain Freedom & Freedom from Most Bothersome Symptom

2 Hour Endpoint	Rimegepant (N=669)	Placebo (N=682)	Difference	p-value
Pain Freedom	21%	11%	10%	< 0.0001
Freedom from MBS(1)	35%	27%	8%	0.0009
________________
(1) Most Bothersome Symptom of Photophobia, Phonophobia or Nausea

Figure 1: Kaplan-Meier Pain Relief Curve Through 2 Hours after Single Dose of Rimegepant 75 Mg Zydis ODT

Rimegepant (n=669)
Placebo (n=682)
Probability of Pain Relief
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
0
15
30
60
90
120
Time (minutes)
Log Rank p-value < 0.0001

________________
Figure 1 shows the percentage of patients reporting pain relief between 0 and 2 hours after dosing for patients who took a single dose of rimegepant Zydis ODT 75 mg or placebo. Data are Kaplan-Meier estimates of the time to first report of pain relief (report of no pain, or mild pain). Subjects were censored who took rescue medication or were lost to follow-up.

The safety and tolerability observations of rimegepant in Study 303 were consistent with the profile previously observed in Studies 301 and 302. Table 2 shows the pooled safety data across all three trials. In study 303, no single adverse event (AE) occurred in the rimegepant group with an incidence higher than 1.6% and overall rates of AEs were similar to placebo. With regard to liver function tests, one patient treated with placebo and one patient treated with rimegepant showed LFTs > 3x ULN in Study 303. Pooled liver function test results across the three pivotal trials (n=3,556) performed to date showed that rimegepant was similar to placebo with regard to aminotransferase (ALT or AST) levels above the upper limit of normal (ULN) and no patients experienced elevations in bilirubin > 2x ULN (Table 3).
Table 2: Pooled AE Safety Data: Rimegepant was Similar to Placebo Across Studies

AEs from Studies 301, 302 and 303 with an incidence ≥ 1%
Adverse Event	Rimegepant N=1,771	Placebo N=1,785
≥ 1 On-Study AE(1)	252 (14.2)%	209 (13.2)%
Nausea	26 (1.5)%	15 (0.8)%
UTI	21 (1.2)%	12 (0.7)%
SAEs(2)	3 (0.2)%	3 (0.2)%
________________
(1) No other individual AEs ≥ 1% in rimegepant treated subjects than those listed in table. Includes all AEs without attribution to drug relatedness.
(2) No drug-related Serious Adverse Events (SAEs). Two of the subjects with SAE in rimegepant group and one in placebo group had not been dosed before onset of SAE.

Table 3: Pooled Liver Function Test (LFT) Profile: Rimegepant was Similar to Placebo Across Studies

Pooled LFT Results from Studies 301, 302, and 303*
ALT or AST	Rimegepant N=1,771	Placebo N=1,785
> ULN(1)	48 (2.7%)	52 (2.9%)
> 3x ULN	2 (0.1%)	2 (0.1%)
> 5x ULN	1 (0.06%)(2)	0
> 10x ULN	0	0
> 20x ULN	0	0
________________
(1) Upper limit of normal; ALT alanine aminotransferase; AST aspartate aminotransferase
(2) AST elevation, Not Drug-Related as deemed by the investigator: subject newly initiated weight-lifting with laboratory results consistent with muscle injury
* AST/ALT Categories are not mutually exclusive; No bilirubin elevations > 2x ULN across Studies 301, 302 and 303

Phase 3 Clinical Trials: Long-term Safety Study (Study 201)
In August 2017, we commenced a long-term safety study ("Study 201") to meet FDA requirements for approval. This study is a 12-month, long-term, open label safety study conducted in patients with migraine. Approximately 2,000 patients will be treated in this study. A subset of approximately 600 patients will have a history of more frequent migraine attacks (i.e., more than eight migraine attacks per month) and will be able to take up to 30 doses of 75 mg rimegepant in one month. At our end of Phase 2 meeting, the FDA stated its desire to see a safety study in which patients received daily or near-daily dosing of rimegepant for at least three months. This desire stems from the FDA's concern about a potential liver signal with the class of CGRP antagonists. The FDA stated that any risk of liver injury has to be very low and that exposure with the drug has to be sufficient to cap the risk of liver injury at a level acceptable for the migraine population. We believe the design of our long-term safety study may adequately address this concern by providing for the enrollment of approximately 600 patients who experience nine to fourteen migraine episodes per month and will be allowed to use rimegepant on a daily basis, which we believe will generate safety data with respect to long-term, frequent use of rimegepant. Importantly, we believe this study design, where patients are allowed to take up to 30 doses of 75 mg rimegepant in one month, embraces the FDA guidance for conduct of a long-term safety trial during which patients can treat all acute migraine episodes with the investigational drug. Study visits for all patients are monthly for the first three months and every three months thereafter. Based on feedback we received at our end of Phase 2 meeting with the FDA, we are administering liver function testing at two weeks post-dose and will follow patients with any abnormal liver function tests until clinical resolution.
On December 10, 2018, we announced initial positive results from the ongoing safety study. As of November 21, 2018 (the database cutoff date of the interim assessment), Over 91,000 doses of rimegepant 75mg had been administered across 1,780 patients with migraine, and approximately 473 of those patients had received near daily dosing (15 or more doses a month) of rimegepant 75 mg for a duration of 1-12 months. Based on this interim analysis, it appears that rimegepant may be safe and well tolerated with long-term dosing in patients with migraine.
The interim results also include hepatic safety and tolerability data of rimegepant 75 mg in study participants based upon review of both adverse events and regularly scheduled liver function tests. Interim hepatic data were reviewed by an external independent panel of liver experts. The panel provided a consensus opinion based upon the Drug-Induced Liver Injury Network (DILIN) causality assessment. The panel did not assess any liver cases as probably related to study drug and there were no Hy’s Law cases identified. The panel concluded that there was no liver safety signal detected through the data analysis cut-off date, including in a subset of patients with near-daily dosing (> 15 doses/month). In aggregate, the panel noted that, compared to placebo arms of other migraine treatments, there was a very low incidence of overall elevations of liver laboratory abnormalities (1.0% incidence of serum ALT or AST > 3xULN). Subjects will continue to participate in Study 201 with additional data analyses to be submitted to the FDA in connection with the planned NDA submissions, including the required 120-day safety update.
The most common individual AEs (occurring > 5%) in Study 201 were upper respiratory tract infection and viral respiratory tract infection. There were low rates of discontinuation due to AEs in the treatment period (2.6%).
In addition to the interim safety analysis, preliminary open-label efficacy data from Study 201 suggest that rimegepant may be associated with a reduction in migraine days per month (30 days) compared to the observational lead-in period, suggesting a potential preventive effect. In an exploratory analysis, patients who experienced > 15 migraine days/month (N=172) during the standard of care observation period demonstrated a mean reduction of 4 headache days/month by 12 weeks of intermittent dosing with rimegepant. Reduction from baseline in the mean number of headache days per month was observed beginning as early as the first month and continued in subsequent months of therapy.
In addition to Study 201, clinical monitoring for potential hepatotoxicity has been and will continue to be conducted in subsequent studies in humans. Such monitoring will include routine liver function tests including ALT, AST, total bilirubin, GGT and ALP at all study phases, including screening (before exposure to rimegepant), regularly during exposure, and after exposure. Additionally, the frequency, severity, and discontinuations of hepatic-related AEs are monitored closely. All cases of DILI are reported as SAEs. Other symptoms or target organs from nonclinical studies that will continue to be followed include skeletal muscle effects, emesis, skin rash and hematology measures. The two-year carcinogenicity study completed in the fourth quarter of 2018 and we expect to receive the study report in 2019.
Our Clinical Program for Rimegepant in Preventative Treatment of Migraine
A Phase 3 clinical trial in the preventive treatment of migraine was initiated in November of 2018 to examine the efficacy and safety of rimegepant 75 mg dosed on an intermittent schedule planned for 800 adult subjects who have suffered from migraine for at least one year and who have a frequency of 4 to 14 migraine attacks of moderate to severe pain intensity per month over the three months prior to enrollment. The primary outcome measure is the change from baseline at week 12 in the mean number of migraine days per month. Secondary outcome measures include the achievement of at least a 50% reduction from baseline in mean monthly migraine days across the double-blind treatment phase, and the mean number of rescue medication days per month, each as measured over the course of the double-blind, treatment phase. We expect to report topline results from this trial in 2019.
Clinical Trials with Rimegepant
As of February 2019, nineteen clinical trials have been completed (enrollment and treatment completed) in healthy volunteers and patients with migraine that inform pharmacokinetic, metabolic interactions, safety, tolerability and efficacy of rimegepant. Rimegepant has been observed to be generally well tolerated in humans when given as single oral doses up to the maximum dose of 1500 mg and multiple oral doses up to the maximum daily dose of 600 mg for 14 days. No deaths have occurred in clinical trials to date. Currently, we are continuing to conduct one Phase 3 clinical trial in preventive treatment of migraine, and the long-term safety study as well as one Phase 1 clinical trial, with one more Phase 1 clinical trialexpected to commence in the second quarter of 2019. These Phase 1 trials included evaluation of important drug-drug interactions looking at the effect of administering itraconazole, rifampin or fluconazole on the pharmacokinetics ("PK") of rimegepant. Also included are population studies to evaluate any differences seen in PK in patients with hepatic or renal impairment, cardiac conduction effects, as well as differences in PK that could be seen in the elderly.
As of February 2019, over 3,500 patients have been administered rimegepant across all studies. In completed Phase 2 and Phase 3 rimegepant clinical trials, for which all subjects have completed treatment, SAEs have been reported with none of these SAEs considered to be related to study drug. In total, we believe the current data suggests a favorable benefit-risk profile for rimegepant in the acute treatment of migraine attacks. The clinical experience with rimegepant to date has allowed the characterization of safety and tolerability at substantial multiples of the intended therapeutic dose and intended frequency of use. Rimegepant has been assessed in single doses up to 1500 mg and in multiple doses from 75 mg to 600 mg with 14 days of dosing (including 300 mg twice daily), where the higher doses yielded exposures more than 54 times greater in area under the curve ("AUC"), which is a measure of drug exposure, and 23 times higher in Cmax, which is the peak concentration that a drug achieves after dosing, as compared to the mean therapeutic exposure of a single 75 mg dose. These high exposure multiples were observed to be generally well tolerated.
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
Nonclinical Toxicology
Rimegepant is not genotoxic or phototoxic and has a low potential for off-target receptor interactions or effects on the cardiovascular, respiratory, and central nervous systems ("CNS"). With repeated dosing up to three months, rimegepant was clinically tolerated at up to 150 mg/kg/day in rats and 100 mg/kg/day in monkeys. No histopathologic liver findings were noted in monkeys treated for 3 months at all doses (the highest dose yielded an AUC exposure that was 120× the anticipated human AUC at a therapeutic dose of 75 mg/day). The liver was the primary target organ in mice at levels of 100 mg/kg/day and greater and in rats at levels of 60 mg/kg/day and greater. These dosing levels were not associated with hepatocellular degeneration

/necrosis, inflammation, or fibrosis. In monkeys treated for 3 months, target organ effects were limited to minimal to moderate macrophage accumulation (histiocytosis) in mandibular and mesenteric lymph nodes (considered to be a marginal exacerbation of a common spontaneous change in this species) at 100 mg/kg/day. Hepatic lipidosis identified in mouse and rat studies was determined to be rodent specific as it was not observed at rimegepant exposures in monkeys which overlapped those producing lipid effects in rats in the three-month pivotal studies. At the NOEL (no observable effect level) and NOAEL (no observable adverse effect level) doses in rats (30 mg/kg/day) and monkeys (50 mg/kg/day) in the three-month studies, mean (male and female combined) AUC exposures were at least 23× (for rats) and 56× (for monkeys) the anticipated human AUC at a 75 mg/day clinical dose. Since fetal effects in rats were observed only at doses that produced maternal toxicity (300 mg/kg/day) and there were no fetal findings in rabbits at any dose level, rimegepant is not considered to be a selective developmental toxicant.
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
Our Product Candidate BHV-3500, a CGRP Receptor Antagonist for Acute and Preventive Treatment of Migraine
BHV-3500 is the second compound from our CGRP receptor antagonist platform and represents a novel chemical structure compared to other small molecule CGRP receptor antagonists in development (including rimegepant). We are developing BHV-3500 for the acute and preventive treatment of migraine, with initial studies being conducted in acute treatment, and we believe it has the potential to improve the existing standard of care based on the following benefits:
•Multiple Potential Routes of Delivery—BHV-3500 may be used by nasal, subcutaneous, inhalation or potential oral routes of administration with rapid onset of treatment effect, compared to the anti-CGRP monoclonal antibodies ("mAbs") that are currently available which have a more cumbersome route of administration to patients in the form of intravenous or subcutaneous use. The first formulation of BHV-3500 in clinical trials is for intranasal delivery that will be assessed for rapid onset of action in the acute treatment of migraine.

•Favorable Safety Profile—Like rimegepant, we believe BHV-3500 will have a favorable safety and tolerability profile in the clinic, attributable to multiple properties such as its high selectivity for the CGRP receptor, low propensity to aggregate in lipids, and its expected excretion from the body in a largely unchanged state. Unlike other small molecule CGRP receptor antagonists that show potential for liver effects at high exposures, BHV-3500 has not demonstrated any propensity for liver abnormalities in preclinical studies to date, even at very high dose levels. Because preventative treatments involve chronic dosing on a daily basis, any potential target organ effects on the liver could be problematic. Therefore, based on these observations from nonclinical toxicology studies, we believe that BHV-3500 may provide a substantial benefit over other agents with such propensities. In addition, in preclinical studies of BHV-3500, no significant cardiovascular safety or systemic toxicity issues were observed, in contrast to sumatriptan, which displays dose-dependent vasoconstriction.

•Superior Chemical Attributes—BHV-3500 is a highly soluble, potent antagonist at the human CGRP receptor. Because BHV-3500 exhibits an in vitro and in vivo efficacy profile similar to rimegepant, we believe that BHV-3500 will also have a comprehensive (pain, nausea, photophobia and phonophobia) and durable efficacy profile. The chemical attributes of BHV-3500 also allow for a variety of formulations that may provide a more rapid onset of efficacy. Unlike mAbs, which are large biologic molecules, BHV-3500 is a small molecule that directly binds with high potency to the human CGRP receptor.

•Higher Value to Patients and Payors with Lower Expected Cost Compared to Biologics—We expect that as a small molecule, BHV-3500 will have a lower cost of goods than mAbs, which are biologics.

•Potential for Multiple Indications—Although its nonclinical safety and efficacy profile suggests BHV-3500's potential for daily administration and development for prevention of migraine, we believe this compound also has the potential to be developed in the acute treatment of migraine. BHV-3500 adds flexibility to our CGRP development program as a stand-alone agent for prevention therapy or a complementary intranasal formulation for rapid onset of action in the acute treatment of migraine.
We believe BHV-3500 has the potential to address a significant unmet need in the acute treatment of migraine in patients by delivering a faster onset of action and relief of migraine. This profile will enable it to compete effectively with current and future migraine therapies. BHV-3500 may afford multiple routes of delivery including intranasal delivery and daily oral administration for acute and preventative treatment of migraine, potential for enhanced safety profile, superior chemical attributes and a higher value to patients and payors with lower expected costs compared to large molecule biologics in current development.
Clinical Development Plans
Administration of intranasal BHV-3500 in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures.  The compound is expected to advance into a Phase 2/3 trial to evaluate efficacy for the acute treatment of migraine in 2019. We believe that intranasal BHV-3500 may provide a ultra-rapid onset of action that could be used in a complimentary fashion with other migraine treatment when the speed of onset is critical to a patient. We are also planning to initiate a Phase 2 proof of concept trial in the second quarter 2019 to evaluate the safety and efficacy of rimegepant in patients with treatment refractory trigeminal neuralgia at the Johns Hopkins University School of Medicine.
Our Glutamate Platform
We are developing three product candidates, troriluzole, BHV-0223 and BHV-5000, that modulate the glutamate system via two distinct mechanisms which form the basis of our glutamate platform—glutamate transporter modulators (troriluzole and BHV-0223) and glutamate N-methyl-D-aspartate ("NMDA") receptor antagonists (BHV-5000).
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
The mechanism of action of our glutamate platform is depicted below. Glutamate must be tightly regulated once released from a pre-synaptic neuron and acts as a signaling neurotransmitter to stimulate the post-synaptic neuron via stimulation of glutamate receptors (e.g., NMDA, AMPA or Kainate receptors). Glial cells surrounding the synaptic junction are predominantly responsible for clearing glutamate through transporters, the EAATs. There are five distinct types of glutamate transporters. (1) As depicted in the glial cell to the right of the figure below, BHV-0223 and troriluzole increase the activity of the EAATs to increase the clearance of glutamate and decrease glutamate release from the pre-synaptic neuron. Troriluzole and BHV-0223 also inhibit presynaptic ion channels that may inhibit the release of glutamate from presynaptic neurons. (2) As depicted in the postsynaptic neuron to the bottom of the figure below, BHV-5000 blocks glutamate signaling that is mediated by post-synaptic NMDA receptors. Modulating glutamate also has the potential to be neuroprotective and increase the release of neurotrophic factors, including brain derived neurotrophic factor ("BDNF") which are endogenous molecules that help to support the survival of existing neurons, and encourage the growth and differentiation of new neurons and synapses.

Gln
Glu
Presynaptic Neuron
Gln
Glu
Glial Cell
Gln
Glu
Glial Cell
Ca2+, Na
BDNF
Neuronal Plasticity
Postsynaptic Neuron
1
2
1
Glutamate transporter modulation
BHV-0223
Trigriluzole
2
Glutamate NMDA receptor antagonism
BHV-5000

Glutamate Transporter Modulation
Abnormal glutamate release or dysfunction of glutamate clearance can cause overstimulation of glutamate receptors which can lead to a dangerous neural injury called excitotoxicity, which has been associated with a wide range of neurodegenerative diseases. The FDA has approved anti-excitotoxicity drugs that act on the glutamatergic system by blocking NMDA receptors, such as memantine ("Namenda") for Alzheimer's disease, lamotrigine ("Lamictal") for epilepsy and bipolar disorder and riluzole ("Rilutek") for ALS. Although these drugs show the therapeutic potential of glutamate receptor antagonists in the treatment of a range of neurological diseases, many of these approved drugs have serious side effects and other drawbacks that we have attempted to solve with our development of BHV-0223 and troriluzole.
We are currently developing troriluzole as a potential FDA-approved drug treatment option for patients suffering from obsessive compulsive disorder ("OCD"), Alzheimer's disease, ataxia (initially focusing on SCA) and Generalized Anxiety Disorder ("GAD"). We commenced a Phase 2/3 double-blind, randomized controlled trial on the use of troriluzole in OCD in December 2017, which is expected to complete enrollment in 2019. In addition, a Phase 2/3 double-blind, randomized controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer's disease  in collaboration with the Alzheimer's Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health, is currently enrolling study subjects.  A futility analysis will be conducted when approximately 100 randomized subjects have reached approximately 24 weeks of dosing, by the end of 2019. The 48-week extension phase of the SCA Phase 2/3 trial is complete and the extension phase has been expanded to 96-weeks. We expect to receive the data from that portion of the trial by the end of 2019. The Phase 2/3 double-blind, randomized controlled trial of troriluzole in GAD has started enrolling subjects and is expected to complete enrollment in 2019.
OCD is a chronic neuropsychiatric disorder characterized by symptoms of obsessions (intrusive thoughts) and compulsions (repetitive behaviors) that can interfere with patients' functional abilities. According to the National Institute of Mental Health, the 12-month prevalence of OCD is 1% of the U.S. adult population, and approximately half of these cases are characterized as severe. First-line treatment for OCD includes cognitive behavior therapy, selective serotonin reuptake inhibitors ("SSRIs") and adjunctive use of atypical antipsychotics. Nonetheless, up to 60% of patients have an inadequate response to conventional intervention strategies. While SSRIs and atypical antipsychotics have been approved for OCD, the majority of patients do not have an adequate response to pharmacologic treatment, and some seek invasive neurosurgical procedures to ameliorate symptoms. Despite the significant public health burden, no novel mechanisms of action have been approved by the FDA for OCD in over two decades. The rationale for use of troriluzole in OCD is supported by clinical data with its active metabolite, riluzole, in populations with OCD in open-label and placebo-controlled clinical trials as well as in preclinical, genetic and neuroimaging studies implicating the glutamatergic hyperactivity in the pathogenesis of OCD.
Alzheimer's disease is the most common form of dementia, characterized by symptoms of progressive memory loss and impairment in other areas of cognition. According to the Alzheimer's Association, approximately 5.5 million people in the United States are affected by the disease and, with the aging population, that number is expected to triple by 2050. We believe the rationale for the study of troriluzole in Alzheimer's disease is supported by preclinical studies on the active metabolite, riluzole, in multiple relevant preclinical models and our own clinical data from the Phase 2/3 clinical trial on the potential of troriluzole to overcome limitations of administering riluzole.
SCA represents an orphan disease. According to a 2016 report by Orphanet cataloging the prevalence and incidence of rare diseases, SCA affects approximately 22,000 individuals in the United States. We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. In October 2017, we reported topline data from the 8-week randomization period from the Phase 2/3 clinical trial in SCA. At the eight week time point, troriluzole did not statistically differentiate from placebo. Post-hoc analyses suggested the potential for favorable therapeutic effects of troriluzole, based on numerically superior treatment effects compared to placebo in groups of subjects with less inherent pre-randomization variability on the primary endpoint and also in those, who based on baseline characteristics, would be expected to have greater drug exposures. In the trial, we observed a favorable safety and tolerability profile. For example, no subjects demonstrated an elevation of liver transaminases of 3-fold or greater than the upper limit of normal; whereas, a similar exposure of the active metabolite, riluzole, is associated with about an 8% rate of such elevations, based on the Rilutek Prescribing Information. The 96-week extension phase of the SCA trial is ongoing, and we are continuing to assess the data from the trial. Based on post-hoc analyses we are in active dialogue with the FDA to discuss the potential for further development of troriluzole in ataxias and the FDA has expressed willingness to accept a modification of our trial's primary endpoint, the Scale for Assessment and Rating of Ataxia ("SARA"), as an acceptable registrational endpoint.
GAD represents a disorder of significant unmet need, affecting approximately 4.3% of the population at some point in their life.  Approximately one-third of cases are considered severe. GAD is a chronic condition characterized by excessive anxiety and worry that is out of proportion to actual context and causes significant distress or functional impairment. Rates of full remission have been observed to be low, with recovery rates from the index episode of less than 60% after a 12-year follow-up. In clinical studies of approved treatments (selective serotonin reuptake inhibitors and serotonin-norepinephrine reuptake inhibitors) the rates of remission are typically less than 50%. The social impact includes increased risk of not marrying, absenteeism, increased risk of suicide, and high healthcare costs. Minimal research has been conducted on the treatment of

GAD that has not responded to conventional therapy. Frequently treatment-resistant patients are adjunctively administered benzodiazepines despite the potential for abuse and consequently symptom exacerbation. Based on the unmet medical need described above, additional treatments are required for populations with GAD that has not responded adequately to pharmacotherapy.
In addition, preclinical and small-scale pilot studies are underway to explore troriluzole's use in the treatment of a pipeline of other indications such as some cancers whose spread is thought mediated by glutamate transmission, such as melanoma and glioblastoma. We are also developing analogs of troriluzole and other related prodrugs for potential use in these indications.
An NDA for ALS was filed for BHV-0223 with the FDA in September 2018 with the Prescription Drug User Fee Act ("PDUFA") date of July 2019. According to the ALS Association, ALS affects up to 20,000 individuals in the United States and according to industry data, we estimate 15,000 individuals are clinically diagnosed, with 7,500 ALS patients actively treated with generic riluzole or branded Rilutek. As the first of two drugs approved by the FDA for the treatment of ALS and the only drug to extend life and/or time to tracheostomy, riluzole is the established standard of care. However, while the market is highly genericized, there have been limited further clinical improvements or advances in ALS riluzole therapeutics since the FDA's approval in 1995. In addition, the use of riluzole is limited by a number of non-desirable attributes. We have received orphan drug designation from the FDA for BHV-0223 in ALS and we have observed results suggesting bioequivalence to Rilutek in a recently completed Phase 1 clinical trial. We believe that BHV-0223, if approved, could gain meaningful market share based on its favorable formulation attributes.
BHV-5000 is an orally available, first-in-class, low-trapping, NMDA receptor antagonist prodrug that we are developing for the treatment of neuropsychiatric indications. One of these indications may include Rett syndrome. Rett syndrome is a rare and severe genetic neurodevelopmental disorder. After six to 18 months of apparently normal post-natal development, patients with Rett syndrome develop global deceleration of psychomotor function, loss of acquired cognitive skills and brain-mediated episodes of transient respiratory suppression. With intensive care, patients may survive into adulthood, yet they are severely physically and cognitively impaired. Rett syndrome affects approximately 15,000 individuals in the United States. No approved drug therapies for Rett syndrome are currently available and care is supportive. The rationale for the study of BHV-5000 in Rett syndrome is based on results of studies with BHV-5000, its active metabolite and ketamine in preclinical mouse models, in which improvement in key clinical features of the disease have been observed, including a reduction in the frequency of episodes of respiratory suppression. These preclinical findings are supported by anecdotal clinical reports regarding the use of ketamine, another NMDA receptor antagonist, in patients with Rett syndrome that have been reported to also show clinical improvements. Other potential indications include neuropathic pain and major depression.
Our Product Candidate Troriluzole for Ataxias, OCD, Alzheimer's Disease and Generalized Anxiety Disorder
Troriluzole is a new chemical entity ("NCE") and tripeptide prodrug of the active metabolite, riluzole. Based on its mechanism of action, preclinical data and clinical studies, troriluzole has potential for therapeutic benefit in a range of neurological and neuropsychiatric illnesses. Initial development has focused on its use in treating SCA, an orphan neurological indication that currently has no approved drug therapies and for which the active metabolite, riluzole, has demonstrated preliminary efficacy in two prior randomized controlled trials conducted by third parties. We acquired troriluzole from ALS Biopharma, LLC ("ALS Biopharma"), and Fox Chase Chemical Diversity Center, Inc. ("FCCDC"), along with an estate of over 300 prodrugs. A prodrug is a compound that, after administration, is metabolized in the body into an active drug. Troriluzole is actively transported by virtue of recognition of its tripeptide moiety by the PepT1 transporter in the gut, and is responsible for the increased bioavailability of the drug. Once inside the body, the prodrug, troriluzole is cleaved by enzymes in the blood to the active metabolite riluzole. To mitigate the limitations of riluzole, several classes of prodrugs were designed, synthesized, and evaluated in multiple in vitro stability assays that predict in vivo drug levels. Troriluzole is a third generation of prodrug development and the product of six years of intensive chemistry efforts.
Riluzole is currently only indicated for ALS and has a number of non-desirable attributes that have limited its clinical use. Key limitations of riluzole include:
•Poor oral bioavailability—When riluzole is administered in a tablet form, approximately 40% is either not absorbed or is metabolized in the liver before reaching systemic circulation. The fraction that does not reach systemic circulation and does not contribute to efficacy only increases the drug burden to the liver. This is thought to contribute to its negative safety effects, such as the liver effects described below.

•Only tablet formulation currently available in United States—It is difficult for many patients with ALS to swallow, as oral and laryngeal dysfunction can be an early symptom of ALS. Such patients may choose to crush the tablets and mix it with food to make them easier to swallow; however, this is thought to decrease bioavailability.

•Negative food effect—Riluzole must be taken on an empty stomach, at least one hour before or two hours after a meal, and failure to adhere to these guidelines results in lower drug levels and potentially decreased therapeutic effects. This can be particularly challenging for late-stage ALS patients who require a feeding tube for nutrition.

•Negative effect on liver—Riluzole has been shown to have dose-dependent liver effects that include elevations on liver function tests. Taking riluzole necessitates regular laboratory monitoring of liver function. In addition, according to the FDA's warnings and precautions for Rilutek in its U.S. prescribing information, cases of clinical hepatitis, one of which has been fatal, have been reported in patients taking riluzole.

•Pharmacokinetic variability—Due to extensive first-pass metabolism and CYP1A2 metabolism, which is heterogeneously expressed and thought to be responsible for the marked pharmacokinetic variability between individuals, riluzole has been observed to have marked pharmacokinetic variability, an attribute that manifests as a wide range of systemic drug exposure in populations administered the same dose.

•Oral numbness—Patients have reported oral numbness associated with the active pharmaceutical ingredient riluzole, which makes development of alternate formulations challenging.

The prodrug design and selected administration pathway that was pursued with troriluzole is intended to address all of these limitations of riluzole. In addition, a prodrug can be engineered to enhance absorption and protect from diminished absorption when taken with meals. The troriluzole preclinical development strategy was based on optimizing in vivo and in vitro features, such as stability in gastrointestinal and stomach fluids; stability in liver microsomes; favorable safety pharmacology with respect to off-target effects (particularly liver effects); metabolic cleavage in the plasma to release the active moiety; and enhanced gastrointestinal absorption properties. In in vivo studies in rodents, the intended benefits of this optimization program were observed, including delayed peak concentrations and greater exposure.
After six years of chemistry development and preclinical testing, the resulting lead prodrug from the chemistry program was troriluzole. Troriluzole is chemically comprised of riluzole linked via an amide bond to a tripeptide that is a substrate for gut transporters (PepT1) and which contributes to its improved bioavailability. The tripeptide moiety is cleaved by plasma aminopeptidases, releasing riluzole and naturally occurring amino acids, which we believe are readily managed by endogenous metabolic routes. We believe that the estate of compounds we acquired, combined with our internally developed intellectual property, will provide a significant protection for our innovations. Troriluzole is stable in fluids from the gastrointestinal tract and expected to have a differentiated profile with regard to any liability for hepatic effects.
SCA was chosen as the lead indication based on a strong preclinical rationale as well as demonstration of preliminary efficacy of troriluzole's active metabolite, riluzole, in two randomized controlled trials in patients with SCA and other ataxias conducted by third parties (Ristori 2010; Romano 2015). We continue to develop troriluzole for the treatment of ataxias, with an initial focus on SCA.
The Potential Benefits of Troriluzole Compared to Riluzole
We believe troriluzole offers the following potential advantages, compared to orally dosed riluzole:
•Improved Bioavailability—Troriluzole is a substrate for the gut transporters (PepT1). This is thought to increase the bioavailability of the drug as compared to orally dosed riluzole, meaning that more of the compound is absorbed by the body into the blood stream and can have an active effect. Studies have shown that administration of agents through peptide transporters significantly increases the absorption of drugs with otherwise poor oral bioavailability.

•No Negative Food Effect—Troriluzole shows no food effect in human studies, meaning that the drug will not be associated with special meal restrictions, a phenomenon potentially attributable to enhanced uptake by intestinal transporters specific to the peptide-containing moiety of troriluzole. This is in contrast to oral riluzole tablets, which require a period of fasting around dosing in order to reach therapeutic levels, currently a dose-limiting factor of riluzole.

•Lower Overall Drug Burden to the Liver—As a prodrug that mitigates first-pass liver metabolism and enhances bioavailability, therapeutic concentrations of the active metabolite riluzole can be achieved with a lower drug dose as compared to riluzole tablets. In addition, release of the active metabolite over time will result in a reduced bolus hepatic concentration as compared to that associated with riluzole tablets. Taken together, we believe these attributes of troriluzole will reduce the potential for adverse liver effects.

•Optimized Dosing Regimen and Compliance—Troriluzole has been developed as a convenient once-daily dose, which could improve regimen compliance for patients. We believe these are important features to optimize long-term health outcomes in the treatment of patients with chronic diseases.

•Potential for Developing Multiple Formulations—Troriluzole is highly soluble and does not exhibit the profound oral numbness associated with riluzole tablets. As such, we believe troriluzole has the potential to be developed in multiple formulations including intranasal, subcutaneous, intravenous, sublingual and other forms.
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
Our Clinical Program for Troriluzole in Spinocerebellar Ataxia
Phase 1 Trials with Troriluzole
In July 2016, we began a Phase 1 randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability and PK of single and multiple ascending doses of troriluzole in normal healthy volunteers. In this study, the initial safety and tolerability of troriluzole at single doses ranging from 9.5 mg to 200 mg and multiple doses ranging from 35 mg to 200 mg daily were assessed. Fifty-eight healthy volunteers have been dosed with troriluzole and 20 have been dosed with placebo. Based on preliminary data, both single and multiple doses up to 200 mg have been well tolerated without evidence of novel, clinically significant safety signals or lab abnormalities. There is no apparent dose response regarding the frequency or severity of AEs. In the blinded group, including subjects treated with both placebo and troriluzole, the most common AEs were headache (five subjects, two with moderate severity and three with mild severity) and constipation (two subjects). No pattern of AEs or lab abnormalities has become apparent to provide specific cautions or to suggest cautions beyond what is appropriate for the active metabolite, riluzole. Preliminary results suggest approximately 25% to 30% greater systemic exposure of the active metabolite via oral administration of troriluzole as compared to riluzole tablets. In addition, the time to peak concentration of the active metabolite via oral administration of troriluzole was extended relative to that achieved with oral riluzole tablets, thus suggesting the mitigation of first-pass metabolism. A cross-over arm of the trial assessing fed and fasted conditions suggested no food effect. These pharmacokinetic properties differentiate from direct oral administration of the active metabolite. These preliminary safety, tolerability and pharmacokinetic data support advancement of troriluzole. Commencing in December 2017, an additional single and multiple dose study was conducted to assess the safety, tolerability and PK of a 280 mg dose in 10 healthy young and elderly volunteers (8 active; 2 placebo). Results support adequate safety and tolerability and yielded mean exposures comparable to what would be expected from a 200 to 250 mg dose of Rilutek (based on extrapolation from Chandu 2010), a dose range that has been safely used in clinic populations and associated with efficacy in a range of disorders in randomized controlled trials (Huntington Study Group Neurology 2003; Lacomblez Neurology 1996). In addition, a bioequivalence study was conducted to bridge a commercial formulation with a Phase 2/3 formulation in 32 healthy volunteers. The commercial formulation was well-tolerated and provided bioequivalent exposure with the Phase 2/3 formulation. Exposures from these recent Phase 1 studies are consistent with an absolute bioavailability of approximately 85% or greater, based on known absolute bioavailabilty of Rilutek of 60%.
Based on the results of our Phase 1 trial with troriluzole and two third-party academic trials that have shown preliminary efficacy of riluzole in cerebellar ataxias, we advanced troriluzole into a Phase 2/3 clinical trial for SCA.
The Phase 2/3 trial has two periods: an 8-week randomized, double-blind, placebo-controlled phase followed by a 96-week open-label treatment. The study is being conducted at approximately 15 sites in the United States. The design of the trial was informed predominantly by an advisory panel of the leading ataxia experts that we hosted in February 2016 as well as the observations from peer-reviewed publications in the scientific literature. 141 subjects were randomized to receive a once-daily dose of either placebo or 140 mg troriluzole. Patients were stratified by diagnosis (genotype) and baseline severity (as measured by the patient's gait SARA score). The primary outcome measure of the trial is the change from baseline in patient SARA score after eight weeks of treatment. The choice of the SARA, a validated scale, as the primary outcome measure was based on the consensus of a panel of national experts, based largely on the validation of the instrument in multiple populations, its effective use in demonstrating efficacy in a trial with riluzole (as shown in the Romano study discussed above), favorable psychometric properties, and its ability to assess a broad spectrum of ataxia-related symptoms. A secondary outcome measure is the patient time to perform an eight-meter walk test. Exploratory outcome measures include improvement as measured using the Unified Huntington's Disease Rating Scale Part IV on functional assessment, Clinical Global Impression of Improvement and the Patient Global Impression of Change. Qualifying subjects have genotypically confirmed diagnosis of the most common SCA subtypes. They must have moderate symptom severity (i.e., SARA scores of 8 to 30 inclusive and be able to walk eight meters without assistance). Almost all subjects who completed the eight-week treatment phase elected to participate in the 96-week open-label extension phase.
We reported topline data from the 8-week randomization period from the Phase 2/3 clinical trial in SCA. At the eight week time point, troriluzole did not statistically differentiate from placebo. After eight weeks of treatment, troriluzole treated subjects demonstrated an improvement of –0.81 points [95% CI: –1.4 to –0.2] on the SARA versus –1.05 points [95% CI: –1.6 to –0.4] improvement in placebo, p-value = 0.52. Placebo response in this genetically defined disorder was higher than expected based upon prior European randomized controlled trials in SCA (Romano et al 2015; Ristori et al 2010). Post-hoc analyses suggested the potential for favorable therapeutic effects of troriluzole, based on numerically superior treatment effects compared to placebo in groups of subjects with less inherent pre-randomization variability on the primary endpoint and also in those, who based on baseline characteristics, would be expected to have greater drug exposures.
In this trial, we observed a favorable safety and tolerability profile of troriluzole, with no drug-related SAEs and low discontinuation rates due to AEs. No randomized subjects demonstrated an elevation of liver transaminases of three-fold or greater than the upper limit of normal; whereas, a similar exposure of the active metabolite, riluzole, is associated with about an 8% rate of such elevations. We believe that the reduced effects on the liver may be attributable to a higher bioavailability that in part reflects mitigated first-pass liver metabolism and enhanced PepT1-mediated absorption. Troriluzole has shown absence of a negative food effect, optimized oral bioavailability and no pattern of clinically significant effects on liver function, presenting a profile that appears distinct from what is described for riluzole in its U.S. prescribing information. This profile, in context of recent Phase 1 data assessing higher doses, will allow for exploration of higher exposures of the active metabolite than allowed by the current Rilutek label.
Post-hoc analyses of the data have led to our continued interest in developing troriluzole in SCA and is also founded on two academic randomized controlled trials studying the active metabolite or troriluzole in diverse populations with cerebellar ataxia. In these two publications, the authors conducted studies of riluzole compared to placebo to assess improvement in patients with ataxias using two different ataxia rating scales. In each study, the authors observed statistically significant improvements in the riluzole treatment groups compared to the placebo groups.

•Ristori et al 2010 demonstrated statistically significant improvement in patients with a variety of cerebellar ataxias: In a paper published in Neurology in 2010, Ristori and colleagues reported results from a randomized, double-blind, placebo-controlled trial of patients presenting with cerebellar ataxias of diverse etiologies. Forty subjects were randomized to receive eight weeks of treatment with either placebo or 100 mg riluzole (50 mg riluzole tablets, dosed twice daily). The primary endpoint of the trial was the proportion of patients with a decrease of at least 5 points in the International Cooperative Ataxia Rating Scale (ICARS) after four and eight weeks of treatment, compared with the baseline score. The ICARS quantifies severity of ataxia-related symptoms on a scale of zero to 100, with a higher score indicating greater impairment. The total score is the sum of four subscores which measure a patient's posture and gait (static subscore), limb coordination (kinetic subscore), speech (dysarthria subscore) and oculomotor function (ocular movement subscore). The number of patients with a five-point ICARS drop (the primary outcome measure) was significantly higher in the riluzole treatment group than in the placebo group after four weeks (9 out of 19 versus 1 out of 19; p-value = 0.003) and at eight weeks (13 out of 19 versus 1 out of 19; p-value = 0.001). The patient group treated with riluzole demonstrated superior mean changes on the ICARS scores over eight weeks of treatment as compared to the placebo group (–7.05 versus 0.16; p-value < 0.001). The table below shows the changes in ICARS from baseline in each treatment group after eight weeks of treatment, as well as the change in each subscore category. Only sporadic, mild AEs were reported in the trial. Results from this study suggest that riluzole, which is the active metabolite of troriluzole, may confer acute therapeutic effects after eight weeks of dosing in diverse forms of cerebellar ataxia.

	Riluzole Group	Placebo Group
Patients, n (%)	n = 19	n = 19	P-value
Total ICARS scores	-7.05(4.96%)	0.16 (2.65%)	<0.001
Static subscores	-2.11 (2.75%)	0.68 (1.94%)	<0.001
Kinetic subscores	-4.11 (2.96%)	0.37 (2.0%)	<0.001
Dysarthria subscores	-0.74 (0.81%)	0.05 (0.4%)	<0.001
Ocular movement subscores	-0.16 (0.9%)	0.11 (0.66%)	0.838
Bold: Statistical significant over placebo treatment

•Romano et al 2015 demonstrated statistically significant improvement in patients with hereditary cerebellar ataxia (both SCA and Friedreich's ataxia): In an article published in The Lancet in 2015, Romano and colleagues described results of a study on the use of riluzole in patients with hereditary cerebellar ataxias over a 12-month period. In this multi-center, double-blind, placebo-controlled trial, sixty subjects diagnosed with either SCA or Friedreich's ataxia (enrolled in a 2:1 ratio) were randomized to receive 12 months of treatment with either placebo or 100 mg riluzole (50 mg tablets of riluzole, twice daily). The primary endpoint was the proportion of patients with a minimum one-point improvement on the Scale for the Assessment and Rating of Ataxia (SARA) after 12 months. The SARA is a validated scale consisting of an eight-item, semi-quantitative performance-based assessment of cerebellar ataxia symptoms that measures impairment on a scale of zero to 40, with a higher score indicating more severe ataxia. This scale was developed to address limitations of the ICARS and has been broadly adopted over the ICARS based on superior practicability, reliability and psychometric properties. Twenty-eight patients were treated with riluzole (19 with SA and 9 with Friedreich's ataxia) and 27 patients were in the placebo group (19 with SA and 8 with Friedreich's ataxia). The proportion of patients in the riluzole treatment group with a decreased SARA score was 14 (50%) versus three (11%) in the placebo group (p-value = 0.002). No severe AEs were reported. Primary and secondary outcome measures are shown in the table below. Mean changes in the SARA scores were reported at three and 12 months of treatment, with riluzole associated with reductions in SARA ratings (1.00 and 1.02 points improvement, respectively) and placebo associated with increases (0.50 and 1.67 points, respectively) and resulting in differences between treatment groups that were statistically significant (p-values of 0.008 and 0.001, respectively). Results from this study suggest the potential efficacy of riluzole, which is the active metabolite of troriluzole, in the treatment of cerebellar ataxia.

		Riluzole Group	Placebo Group	OR 95% or Mean
Patients, n (%)		n = 28	n = 19	Difference (95% CI)	P-value
Primary Endpoint: Proportion of patients with improved SARA score at month 12	Yes	14 (50%)	3 (11%)	8.00 (1.95 to 32.83)	0.002
	No	14 (50%)	24 (50%)
Proportion of patients with improved SARA score at month 3	Yes	14 (50%)	7 (26%)	2.86 (0.92 to 8.89)	0.066
	No	14 (50%)	20 (74%)
Changes in SARA score from baseline	Month 3	-1.00 (1.75)	0.50 (2.28)	-1.50 (-2.59 to 0.40)	0.008
	Month 12	-1.02 (2.15)	1.67 (2.63)	-2.68 (-3.98 to 1.39)	0.001
Bold: Statistical significant over placebo treatment

Subsequent to our announcement of the topline results from this trial, we engaged in discussions with the FDA regarding the potential for further development of troriluzole in ataxias, and the FDA expressed willingness to consider a modification of our trial’s primary endpoint, the SARA, as an acceptable registrational endpoint. The SARA is a scale consisting of an eight-item, semi-quantitative performance-based assessment of cerebellar ataxia symptoms that measures impairment on a scale of zero to 40, with a higher score indicating more severe ataxia. Subsequent post-hoc analyses of the data from the Phase 2/3 trial has shown trends for therapeutic benefit in certain patient subgroups (for example, those who are projected to have higher drug exposures, those with certain genotypes, and those with SARA assessments with more consistent scores prior to randomization). Further, item-specific analyses of the SARA scale data suggest that certain of the eight items measured by SARA were strongly susceptible to a placebo effect. Based upon our analysis of this data, we proposed the use of a modified SARA scale in future clinical evaluation of troriluzole to the FDA. In November 2018 and February 2019, the FDA provided feedback on the use of the SARA scale and definitive guidance on the use of a modified version of the SARA scale, including a reduction in the number of domains measured and simplified scoring categories.
The following chart shows preliminary data from the long term, open-label extension phase of the Phase 2/3 trial after applying a modified SARA scale as compared to data from a natural history reference cohort, to which we applied the same modified SARA scale. A natural history study follows a group of people over time who have a specific medical condition. We utilized data from a published natural history study that enrolled 345 patients with SCA in the United States, and observed the progression of the patients’ disease using the SARA scale for up to two years.
In the chart below, interim results from the extension phase (labeled as “BHV-4157 OL”) showed sustained improvements in modified SARA scores at all four time periods (extension week 8, 16, 24 and 48) in the troriluzole treated participants, meaning that the mean change in the modified SARA scale was negative at each time point, indicating an improvement or stabilization in ataxia symptoms. In contrast, the natural history reference cohort showed an increase in the modified SARA score, indicating a worsening in ataxia symptoms, when measured at six months and one year. At one year, the mean change in the modified SARA score in the natural history reference cohort was an increase of +0.79, compared to a mean change in the troriluzole cohort of a decrease of −0.44. While the modified SARA scale that we utilized for the analysis includes the same domains as those recommended by the FDA for the planned Phase 3 clinical trial, the response categories differ from the modified SARA scale recommended by FDA, and results from the extension analyses may not be indicative of results utilizing the FDA-recommended modified SARA scale. We believe these observed changes with troriluzole treatment suggest a clinically meaningful benefit relative to the natural history reference cohort.
Longitudinal Change on Total Modified SARA Scale
Because we believe that troriluzole may offer therapeutic benefit to patients with SCA and since comparisons to historical controls are generally not accepted by the FDA as the basis for approval, we plan to initiate a second randomized, controlled trial in the first half of 2019 to further evaluate the efficacy of troriluzole in SCA. The clinical observations from our Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into an additional randomized, controlled trial that could provide the data needed to serve as the basis for an NDA. This second trial will incorporate trial design modifications based upon our post-hoc analyses of the initial Phase 2/3 trial, and will include: (1) utilization of the modified SARA scale based on the feedback that we have received from the FDA in November 2018 and February 2019; (2) enrichment of the trial population with particular genotypes; (3) enhanced rater training procedures designed to ensure higher levels of scale reliability; (4) modified dosing regimen; and (5) extension of measurement of the primary endpoint, improvement in the patient’s modified SARA scale, to one year.
Development and Regulatory Pathway
Our clinical program for troriluzole is based on a regulatory pathway under section 505(b)(2) of the U.S. Food Drug and Cosmetic Act that allows reference to data on riluzole for the purpose of safety assessments. In addition, under current FDA interpretations, we believe troriluzole also qualifies as an NCE and thereby is eligible for conventional regulatory data exclusivities.
We are in active dialogue with the FDA to discuss the potential for further development of troriluzole in ataxias and the FDA has expressed willingness to accept a modification of our study's primary endpoint, the SARA, as an acceptable registrational endpoint. Future directions in ataxia will be based on this interaction and results from the extension phase of the ongoing study.
In the fourth quarter 2017, we completed a study demonstrating the bioequivalence of a commercial formulation of 140 mg troriluzole with the Phase 2/3 formulation that is being used in ongoing studies. An additional Phase 1 study has been conducted to assess the safety, tolerability and PK of higher doses of troriluzole (280 mg daily) in healthy young and elderly adults. We believe the preliminary results suggest an acceptable safety and tolerability profile of this dose and support its exploration in clinical populations.
Overview of Troriluzole in OCD
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
In multiple case studies, the use of riluzole in patients with refractory OCD has commonly been associated with meaningful improvement of symptoms. A small-scale randomized controlled trial in adults with OCD conducted by a third party showed favorable trends for the use of riluzole in outpatient settings but not in inpatient settings, a difference possibly attributed to the intensive therapeutic interactions often available in an inpatient setting. Another randomized controlled third-party study in refractory OCD failed to demonstrate the efficacy of the adjunctive use of riluzole in 60 pediatric patients with refractory OCD. A third randomized controlled third party trial demonstrated statistically significant therapeutic effects with the adjunctive use of riluzole as compared to adjunctive placebo in 50 adults with refractory OCD. These clinical effects are consistent with findings such as genetic associations of glutamate transporter genes with OCD and increased glutamate concentrations in brain and cerebrospinal fluid of patients with OCD. Taken together, we believe there is a clear rationale for advancement of troriluzole or another optimized prodrug of riluzole from our pipeline into a Phase 2 proof-of-concept trial in OCD.
A Phase 2/3 double-blind, randomized controlled trial on the use of troriluzole in adults with OCD commenced in late 2017 and, based on learnings from the Phase 2/3 trial in SCA, employs a higher target dose (200 mg daily) than the study in SCA. Enrollment is expected to complete in 2019. If the results are favorable, we anticipate beginning additional studies necessary to support a NDA.
Overview of Troriluzole in Alzheimer's Disease
Alzheimer's disease is a progressive, fatal neurodegenerative dementia. It accounts for up to 80% of dementias. According to the Alzheimer's Association, in 2016 there were approximately 5.5 million people in the United States with the disease, and that number is expected to escalate rapidly in the coming years as the population ages. Observations in multiple preclinical models, suggests the active metabolite of troriluzole protects from Alzheimer's-related pathology and cognitive dysfunction. Reduced glutamate uptake transporters have been reported in postmortem brain tissue of individuals with Alzheimer's disease and the level of glutamate transporter reduction correlates with cognitive impairment as well as markers of synaptic density and neurodegeneration. Preclinical studies also suggest that age-related memory impairment in rats correlates with decreased glutamate transporter expression and this impairment has been shown to be restored by three-weeks of daily treatment with troriluzole's active drug metabolite. These findings form our rationale for pursuing a Phase 2, proof-of-concept trial of troriluzole in patients with mild to moderate Alzheimer's disease, which we began in July 2018 in collaboration with the Alzheimer's Disease Cooperative Study ("ADCS").

The ADCS is a leading Alzheimer's disease clinical trials research consortium that receives major support from the U.S. National Institute on Aging, a part of the U.S. National Institutes of Health. The ADCS was developed to promote the discovery, development, and testing of new drugs for the treatment of Alzheimer's disease. The randomized controlled trial of troriluzole began in July 2018 and is expected to complete enrollment in the second half of 2019.
Overview of Troriluzole in GAD
GAD represents a disorder of significant unmet need, affecting approximately 4.3% of the population at some point in their life. Approximately one-third of cases are considered severe. GAD is a chronic condition characterized by excessive anxiety and worry that is out of proportion to actual context and causes significant distress or functional impairment. Rates of full remission have been observed to be low, with recovery rates from the index episode of less than 60% after a 12-year follow-up. In clinical studies of approved treatments (selective serotonin reuptake inhibitors and serotonin-norepinephrine reuptake inhibitors) the rates of remission are typically less than 50%. The social impact includes increased risk of not marrying, absenteeism, increased risk of suicide, and high healthcare costs. Minimal research has been conducted on the treatment of GAD that has not responded to conventional therapy. Frequently treatment-resistant patients are adjunctively administered benzodiazepines despite the potential for abuse and consequently symptom exacerbation. Based on the unmet medical need described above, additional treatments are required for populations with GAD that has not responded adequately to pharmacotherapy.
Our rationale for advancing troriluzole into a Phase 2 trial in GAD is based on treatment effect in preclinical models of anxiety as well as favorable open-label case studies of patients treated with riluzole and a recent randomized, double-blind placebo-controlled crossover trial with BHV-0223 in a clinical model of anxiety disorder. In one case study of riluzole in GAD, eight of 15 patients demonstrated a remission with a median response time of 2.5 weeks after starting riluzole 50 mg twice daily.
Overview of Troriluzole in Other Indications
Given the novel chemical properties of troriluzole and its unique mechanism of action, we believe troriluzole, or another optimized prodrug of riluzole, has the potential for broad applicability across several neurological indications where modulation of brain glutamate has been implicated in underlying disease states. A brief description of potential indications that we could pursue in the future with troriluzole or other optimized prodrugs from our pipeline is summarized below. We will determine the timing and prioritization of additional indications as warranted by emerging data.
Other Orphan Indications
If data from the ongoing extension phase of the SCA trial support the role of troriluzole in the treatment of SCA, then we will explore the role troriluzole in the treatment of other ataxias. Of note, preliminary data is also provided by the Ristori and Romano randomized controlled trials, which showed improvement in some patients with Friedreich's ataxia, multisystem atrophy of the cerebellar type, sporadic ataxia, antibody-associated ataxia and fragile X-associated tremor/ataxia syndrome. We expect that the next wave of ataxia indications we would pursue, if warranted by data from the SCA trial, would include Friedreich's ataxia and sporadic ataxia.
•Friedreich's Ataxia:  Friedreich's ataxia is an autosomal recessive disorder associated with progressive cerebellar degeneration with worsening ataxia, areflexia, which is the absence of reflexes, sensory loss, weakness, glucose dysregulation, and cardiomyopathy—often with onset in early childhood. According to the Friedreich's Ataxia Research Alliance, an estimated 6,400 individuals in the United States have Friedreich's ataxia. Treatment is supportive and no pharmacotherapies are approved by the FDA for the treatment of Friedreich's ataxia.

•Sporadic Ataxia:  Sporadic ataxia, also called idiopathic ataxia, shares symptoms of SCA but is associated with an unknown cause, typically presenting after the age of 40 years and commonly associated with cerebellar degeneration. Sporadic ataxia comprises the majority of patients treated in specialty ataxia clinics. These patients typically have progressive balance difficulties with other features of cerebellar disease such as dysarthria (speech problems), dysphagia (swallowing difficulty), as well as visual symptoms such as double vision. According to Orphanet, the prevalence of sporadic ataxia is between 1 and 9 per 100,000 persons, suggesting that there are between 3,200 and 28,000 individuals with sporadic ataxia in the United States.
Other (Non-Orphan) Cerebellar Disorders

•Essential Tremor:  Like SCA, the pathophysiology of essential tremor ("ET") reflects underlying cerebellar dysfunction. ET is the most common type of tremor, characterized by action and postural tremor in the upper extremities and/or head and voice tremor. The prevalence of ET is approximately four times that of the second most common tremor disorder, Parkinson's disease. ET can be highly disabling, as many ET patients cannot write, type, drink, or feed themselves due to tremor. ET is a progressive disease and with time, the tremor becomes more severe and disabling. Currently, only two medications, primidone and propranolol, are commonly employed as first-line symptomatic treatment of ET, but these are ineffective in 40% of ET patients and none of the available medications are FDA-approved for ET. Therefore, a novel symptomatic therapy for ET could serve an important unmet medical need for a substantial population. Preclinical studies with troriluzole in mouse genetic and toxicity models of ataxia have shown reductions in tremor. Supported by this data, we are developing a Phase 2 study of troriluzole in subjects with ET in collaboration with the Tremor Research Group, a national, independent, non-profit organization of scientific investigators.
Broader Neuropsychiatric Indications
Based upon preclinical and preliminary clinical work, we also believe there are several potential expansions for troriluzole, or another optimized prodrug of riluzole from our pipeline, including potential for therapeutic application in a broad range of neuropsychiatric conditions, such as anxiety disorders, mood disorders and neurodegenerative disorders.
Anxiety Disorders
•Social Anxiety Disorder:  Social anxiety disorder ("SAD"), is a marked and persistent fear of social situations, causing impairment and distress, which can impair school, work and social functioning. SAD affects approximately 12% of Americans. Roughly one-third to one-half of patients with SAD do not experience significant clinical benefit from current treatments, including SSRIs. Several uncontrolled trials have suggested the efficacy of glutamate modulating agents for reducing anxiety symptoms in adults with other anxiety disorders, such as GAD and OCD, as well as major depression. We are collaborating with researchers at Yale University ("Yale") to explore the use of our glutamate modulating agents in the treatment of SAD.
Mood Disorders
•Bipolar Depression:  Bipolar disorder is a chronic disorder associated with periods of depressive or manic moods that often severely affect overall functioning. The limited available treatment options include conventional antidepressants, but they are associated with increased cycling between manic and depressed phases. Approved agents for bipolar depression (atypical antipsychotics) are associated with weight gain, sedation and safety issues. According to the National Institute of Mental Health, bipolar disorder affects approximately 5.7 million Americans, or about 2.6% of the U.S. population, every year. As many as one in five patients with bipolar disorder commits suicide. The rationale for assessing troriluzole in treating bipolar depression derives from multiple third-party publications on the use of riluzole. In one study of 14 patients with bipolar depression, improvement was observed after treatment with riluzole (and within a subset of four patients that were resistant to lamotrigine, three remitted or partially responded). Another third-party study observed positive effects in 14 largely treatment-resistant patients after six weeks of treatment with 100-200 mg per day of riluzole. In this study, early changes observed on magnetic resonance spectroscopy, which measures patients' brain glutamate levels, correlated with clinical improvement.
Other Indications Being Pursued by our Collaborators
Our collaborators are exploring the potential applicability of troriluzole beyond cerebellar and neuropsychiatric indications, including in melanoma (Rutgers University) and glioblastoma (Johns Hopkins University). The oncology collaborations with Rutgers and Johns Hopkins are based upon the mechanistic rationale that some tumors overexpress glutamate receptors, the central role that glutamate may have in cancer metabolism and the effect of glutamate on the tumor microenvironment. Troriluzole is currently being assessed in a Phase 1 study (NCT03229278) to evaluate the safety in combination with nivolumab and pembrolizumab in patients with metastatic or unresectable cancer (including melanoma). The study is being conducted at Rutgers University.
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
Our Clinical Program for BHV-0223 in ALS
BHV-0223 is a formulation of riluzole designed to advance beyond the limitations of riluzole tablets for application in ALS. BHV-0223 is a sublingual ODT of riluzole, that makes use of proprietary Zydis ODT technology that we have licensed from Catalent for use with riluzole. Catalent's ODT technology allows us to develop a form of riluzole that is fast-dissolving and which we expect will mitigate many of the shortcomings associated with the solid oral dosage form of riluzole. Based on over 20 years of global clinical experience with riluzole, we expect that BHV-0223 is likely to be well tolerated in chronic dosing. To date, we have conducted two Phase 1 trials of BHV-0223 in healthy volunteers.
We believe BHV-0223 offers the following potential advantages, compared to the solid oral dosage form of riluzole, in the treatment of ALS:
•Ease of Administration—An early symptom in many patients with ALS is difficulty swallowing, which makes it especially challenging for ALS patients to swallow traditional riluzole tablets. In contrast, using our licensed ODT technology, ALS patients will benefit from a fast-dissolving tablet that does not require swallowing or administration of liquids.

•More Predictable Pharmacokinetic Performance—Because some ALS patients experience difficulty swallowing, they often crush their solid riluzole tablets and take with food in order to ease administration, which, in addition to resulting in mucosal numbness, leads to uncertain pharmacokinetic performance as riluzole is supposed to be administered on an empty stomach. With BHV-0223, ALS patients will not have to crush or alter the form of administration, leading to more predictable pharmacokinetic performance. In our Phase 1 trials, we have observed that BHV-0223 is associated with less pharmacokinetic variability than 50 mg riluzole.

•Lack of Food Effect on Overall Exposure (as assessed by AUC)—Prescribing instructions for riluzole tablets state that it should be taken at least an hour before, or two hours after, a meal to avoid food-related decreases in bioavailability. Patients who do not strictly adhere to these fasting requirements or administer crushed riluzole in food may not be obtaining desired therapeutic levels of riluzole. BHV-0223 was designed to readily be absorbed sublingually and directly enter the blood stream without passing through the intestines. Since absorption of BHV-0223 occurs through the vasculature under the tongue, we do not anticipate fasting requirements. We believe this attribute will be particularly beneficial for late-stage ALS patients who require a continuous feeding tube for nutrition. Topline results from a food effect assessment with a Phase 1 study, demonstrated bioequivalent exposure (i.e., overall exposures as measured by AUC) for BHV-0223 40 mg when administered under fed or fasted states. Cmax concentrations under fed and fasted conditions differed, as is commonly observed with sublingual formulations; however, it is generally thought that efficacy of riluzole is driven by overall extent of exposure (AUC).

•Reduced Drug Load and Liver Exposure—Riluzole is associated with dose-dependent liver function increases attributable to high dose loads and extensive liver metabolism. Since BHV-0223 is sublingually absorbed, first-pass liver metabolism is mitigated and lower doses of riluzole are needed to be administered, thereby reducing potential risk for hepatic enzyme elevations.
BHV-0223 has been dosed in approximately 150 healthy subjects in Phase 1 studies and in patients with ALS for the assessment of pharmacokinetics, safety and tolerability. AEs have generally been mild and transient; no treatment-related SAEs have been observed. In January 2018, we announced topline results of a bioequivalence study. Topline results confirmed that sublingual BHV-0223 (40 mg) achieves bioequivalent exposures relative to Rilutek (50 mg). In the study, 138 healthy volunteers were administered BHV-0223 and Rilutek under fasted conditions. In the pre-specified primary analysis, BHV-0223 achieved area-under-the-curve and peak exposures of approximately 90% and 113%, respectively, compared to those generated by generic riluzole. The 90% confidence intervals were within the 80% to 125% range that is used to define bioequivalence. In this study, 67 of these 138 subjects were also assessed after being administered BHV-0223 (40mg) under fed conditions. Topline results from a food effect assessment with a Phase 1 study, demonstrated bioequivalent AUC exposures for BHV-0223

40 mg when administered under fed or fasted states. Cmax concentrations under fed and fasted conditions differed, as is commonly observed with sublingual formulations; however, it is generally thought that efficacy of riluzole is driven by overall extent of exposure (AUC). In addition, we completed dosing in three other studies: assessing tolerability of a single dose in dysphagic patients with ALS; assessing the tolerability of BHV-0223 with two-month dosing in ALS patients; and, assessing swallowing mechanics via videofluorscopic imaging in healthy volunteers after a single dose of BHV-0223. Results from these studies show that BHV-0223 is generally well tolerated and can be safely administered to patients with ALS and healthy volunteers, without evidence for novel adverse events that have not already been associated with Rilutek tablets. BHV-0223 is associated with higher rates of oral numbness (transient and generally mild) than Rilutek tablets, as expected due to the route of administration.
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
After a pre-NDA meeting with the FDA in the first quarter of 2018, we submitted a NDA to the FDA to pursue the regulatory approval of BHV-0223 for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act in September 2018. The PDUFA date is in July 2019.
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
Our Product Candidate BHV-5000 for Neuropsychiatric indications, such as Rett Syndrome
Overview of Rett Syndrome and Limitations of Current Treatments
Rett syndrome is a severe neurodevelopmental disorder resulting from an X-linked dominant gene mutation (MECP2). As a result, it occurs almost exclusively in females. After six to 18 months of apparently normal development, patients with Rett syndrome show global deceleration of psychomotor development and subsequent loss of acquired cognitive and motor skills, such as the loss of speech. Patients may also develop pathognomonic stereotyped hand movement or display autonomic dysfunction such as breathing irregularities, including brain-mediated episodes of transient respiratory suppression, or apneic periods. With intensive care, patients may survive into adulthood, yet they are severely physically and cognitively impaired. Rett syndrome occurs in all racial and ethnic groups and occurs worldwide in approximately 1 in every 10,000 live female births. There are approximately 15,000 females with Rett syndrome in the United States. No approved treatments for Rett syndrome are currently available and care is supportive.
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
A lead formulation has been selected for advancing into a Phase 1 clinical trial of BHV-5000, to bridge PK with a prior formulation. Enrollment in this study commenced in the fourth quarter of 2017, with the first patient dosed in January 2018. All 10 subjects have been enrolled in a combined single and multiple dose trial (8 active; 2 placebo) and completed study participation. BHV-5000 was observed to be well tolerated with no clinically relevant safety signals. These results are consistent with prior experience. That is, prior formulations of BHV-5000 had been dosed in approximately 40 healthy subjects in a Phase 1 trial conducted by AstraZeneca, and was observed to be well tolerated with no clinically relevant safety signals. Its active metabolite, lanicemine, has been administered intravenously in clinical trials conducted by AstraZeneca to approximately 770 subjects, in single or multiple doses, and has been observed to be generally well tolerated with most AEs being mild and transient in nature.
Currently, we are conducting neurotoxicology studies that are required for NMDA antagonist drugs to define acceptable clinical exposures. Based on these results, an additional Phase 1 study may be required to establish the dose that would subsequently be used in a randomized controlled trial of BHV-5000. One of our planned indications for BHV-5000 is Rett syndrome, based on the ability of BHV-5000 and its active metabolite to favorably impact breathing abnormalities and global brain biochemical abnormalities in transgenic mouse models. The Phase 2/3 trial is being developed in collaboration with experts in the field.  Potential other conditions include depression, neuropathic pain and other disorders involving NMDA receptor dysfunction.
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
Our Other Platforms
Our Product Candidate Verdiperstat for Multiple System Atrophy
Verdiperstat is a first-in-class, potent, selective, brain-permeable, irreversible myeloperoxidase ("MPO") enzyme inhibitor that we are developing for the treatment of multiple system atrophy ("MSA"). Myeloperoxidase generates an array of cytotoxic oxidants and is a key driver of oxidative and inflammatory processes that underlie a broad range of disorders. MPO is plays a key role in neurodegenerative, inflammatory, and immune-mediated diseases, including MSA, Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, ischemic and hemorrhagic forms of stroke, epilepsy, depression and other neuropsychiatric disorders. Clinical and experimental studies have revealed the detrimental role of MPO. Hence, suppressing MPO may be a novel treatment approach for these disorders.
Verdiperstat was in-licensed from AstraZeneca (formerly named AZD3241) in September 2018. Seven clinical studies have been completed (all by AstraZeneca), including four Phase 1 studies in healthy subjects, two Phase 2a studies in subjects with Parkinson’s disease, and one Phase 2b study in subjects with MSA. In February 2019, we received orphan drug designation from the FDA for the treatment of MSA. Verdiperstat has also received orphan drug designation for the treatment of MSA from the European Commission upon recommendation from the European Medicines Agency's Committee for Orphan Medicinal Products.
Overview of Multiple System Atrophy and Limitations of Current Treatments

Multiple System Atrophy
MSA is an orphan disease that is an adult-onset, fatal, neurodegenerative disease characterized by progressive autonomic failure, parkinsonian features, and cerebellar and pyramidal features in various combinations and degrees of severity. It invariably leads to death after an average of 6 to 10 years from symptom onset. No disease-modifying treatment currently exists; only symptomatic and palliative approaches are available.
Multiple system atrophy patients are divided into 2 groups, those with parkinsonian features as the predominant symptoms ("MSA-P") and those for whom cerebellar ataxia is the predominant symptom ("MSA-C"). Approximately 60-80% of MSA patients in Europe and North America have the MSA-P subtype, whereas 65-85% of MSA patients in Japan and Korea have the MSA-C subtype. According to the consensus statement by the American Autonomic Society and American Academy of Neurology in 2007, the diagnosis of MSA includes 3 categories: definite, probable, and possible MSA. Definite MSA requires the neuropathological findings of widespread and abundant CNS α-synuclein-positive glial cytoplasmic inclusions in association with neurodegenerative changes in striatonigral or olivopontocerebellar structures. Probable and possible MSA diagnoses are based on clinical symptoms and neurologic examination findings. The diagnosis of MSA can be aided by laboratory investigations, structural and functional imaging, and a variety of other diagnostic tools. The defining molecular and cellular neuropathology of MSA is the widespread presence of glial cytoplasmic inclusions (GCIs) containing fibrilized α-synuclein protein in oligodendrocytes. Thus, MSA is thus considered an α-synucleinopathy, similar to Parkinson’s disease and dementia with Lewy bodies, but with distinct pathological and clinical features. The defining neuropathology of MSA upon postmortem examination includes variable degrees of olivopontocerebellar atrophy and striatonigral degeneration, reflecting the ataxia and parkinsonism, respectively, that are present during life. Neurodegenerative changes affecting the central autonomic nervous system are also evident, and include the hypothalamus, noradrenergic and serotonergic brainstem nuclei, dorsal nucleus of the vagus nerve, nucleus ambiguus, intermediolateral columns of the spinal cord, and Onuf’s nucleus. Although the pathophysiological mechanisms underlying MSA remain unclear, evidence from preclinical models and postmortem studies in humans suggest that formation of GCIs is associated with oxidative stress, neuroinflammation, loss of neurotrophic support, and ultimately, neuronal cell death.
Current Treatments
There are currently no approved drugs for the treatment of disease progression in MSA. Existing medical management is focused exclusively on attempting to reduce symptoms by using drugs approved for various other indications along with dietary supplements. Use of these agents in MSA, however, is not supported by high-quality evidence from randomized, double-blind, placebo-controlled trials, and it is widely accepted that none of these drugs is particularly effective in alleviating MSA symptoms.

The dopaminergic agent, levodopa, which is used in Parkinson’s disease, is commonly used in MSA at high doses and may reduce motor symptoms, including rigidity and bradykinesia, in a subset of patients. Amantadine is used in MSA and is purported to provide some benefits. Botulinum toxin is used in MSA and may temporarily reduce movement disorder symptoms, such as dystonias. The mitochondrial micronutrient coenzyme Q10 is also used in MSA because of its antioxidant properties. Additional nonspecific measures may be used in MSA to manage autonomic symptoms, sleep disorders, depression, and other clinical manifestations. Non-pharmacological supportive/palliative measures are commonly used in MSA. In terms of motor symptoms, physical and occupational therapy, employment of assistive devices, and speech and language therapy may be used. In terms of autonomic symptoms, intermittent or permanent urethral or suprapubic catheterization may be used for urinary symptoms and elastic stockings and adequate salt and fluid intake may be used for orthostatic hypotension.
The treatment strategies noted above focus on alleviating and managing symptoms rather than modifying the course of MSA. Specifically, there are no medications that can stop, or even slow down, the relentless progression of MSA. In contrast, verdiperstat offers a novel mechanistic approach of reducing MPO activity, which is believed to be involved in the molecular pathogenesis of the disease. This reduction of MPO activity may result in slowing down the progression of MSA.
Nonclinical Studies and Previous Clinical Trials

Non-clinical
The nonclinical pharmacodynamics, pharmacokinetics, and toxicology of verdiperstat have been extensively characterized.
Verdiperstat effectively inhibits MPO in vivo and is efficacious in two different MSA models suggesting disease modification potential in MSA. The effect on motor performance, as well as the neuroprotective effect of verdiperstat, was evaluated in a mouse model of early MSA. Mice received vehicle or verdiperstat via oral gavage for 28 days. Significant neuroprotection (Figure X) was demonstrated by verdiperstat, with preservation of neurons at the level of substantia nigra pars compacta, striatum, cerebellar cortex, pontine nuclei, and inferior olivary complex, as well as functional recovery (Figure Y) measured by 4 different behavioral tests (motor score, stride length test, open field activity, rearing). The verdiperstat effect was related to suppression of microglial activation without detectable changes in astrogliosis.
Effects on neuroprotection and microglial activation of treatment with verdiperstat after disease onset were evaluated in a mouse model of advanced MSA. Treatment with verdiperstat was initiated after disease onset and continued for 19-20 days. No improvements in behavioral tests or neuroprotection occurred, but a marked reduction in microglial activation in the brain (SNc, pontine nuclei, inferior olives, corpus callosum) was observed.
A comprehensive toxicology data package has been developed on verdiperstat including single dose toxicity, repeat-dose toxicity (including chronic toxicity in rats and dogs), genetic toxicity, reproductive and developmental toxicity, and special toxicity.
Previous Clinical Trials
Seven clinical studies have been completed, all sponsored by AstraZeneca. These studies include one Phase 2b study in subjects with MSA, two Phase 2a studies in subjects with Parkinson’s Disease, and four Phase 1 studies in healthy volunteers, that inform PK, metabolic interactions, safety, tolerability and efficacy. A total of 234 subjects have received verdiperstat to date. A total of 167 subjects in Phase 1 and 2 studies have received multiple doses of verdiperstat (D0490C00002, D0490C00003, D0490C00004, D0490C00005, and D0490C00023), ranging from 50 to 600 mg BID for up to 12 weeks and 900 mg BID for 2.5 days. A total of 67 subjects have received single doses of verdiperstat in Phase 1 studies (Studies D0490C00001 and D0490C00012), ranging from 1 to 50 mg. Overall, the PK and safety profile from the Phase 1 studies provided support for the investigation of verdiperstat at doses up to 600 mg BID in Phase 2 studies.
In a Phase 2b study, subjects with MSA were randomized to receive verdiperstat 300 mg BID, verdiperstat 600 mg BID, or placebo for 12 weeks; efficacy assessments were exploratory. The verdiperstat groups exhibited numerical, but not statistically significant, improvements compared to the placebo group that were dose-related, based on changes in the Unified MSA Rating Scale scores from baseline to Week 12. Placebo-treated subjects worsened by 4.6 points, while BHV‑3241 treated subjects showed less worsening of 3.7 points at the 300-mg dose and 2.6 points at the 600-mg dose, suggesting a dose-response relationship. Changes on positron emission tomography (PET) imaging with [11C]-PBR28 binding to translocator protein (TSPO), a marker for microglial activation, did not demonstrate statistically different changes between groups. Verdiperstat treatment for 12 weeks (at doses of 300 mg BID and 600 mg BID) showed statistically significant reductions in certain measures of MPO specific activity in plasma. These results support the intended mechanism of action of verdiperstat. Verdiperstat treatment was generally safe and well-tolerated in MSA subjects at doses of 300 mg and 600 mg BID.

Data from two Phase 2a studies in subjects with Parkinson’s disease showed reductions in MPO activity for subjects treated with verdiperstat 600 mg BID compared with placebo-treated subjects, offering further support for the mechanism of action of verdiperstat (i.e., reduced microglial activation). The 300-mg BID dose was safe and well tolerated, and the 600-mg BID dose was generally safe and well tolerated in most subjects.
Our Clinical Program for Verdiperstat for Multiple System Atrophy
In January 2019, we received a may-proceed letter from the FDA regarding the continued development of verdiperstat in a Phase 3 randomized controlled trial in patients with MSA. The planned study design is a randomized, double-blind, parallel group study. The estimated sample size is approximately 252 patients. The anticipated dose of verdiperstat (based on the Ph2 study) is 600 mg twice daily. The primary outcome measure is expected to be the Unified MSA Rating Scale. We are expecting to start enrollment in the trial in the third quarter of 2019.
University of Connecticut License Option
In October 2018, we signed an exclusive, worldwide option and license agreement with the University of Connecticut for the development and commercialization rights to UC1MT, a therapeutic antibody targeting extracellular metallothionein (MT). Extracellular MT has been implicated in the pathogenesis of autoimmune and inflammatory diseases. Under this agreement, we have the option to acquire an exclusive, worldwide license to UC1MT and its underlying patents to develop and commercialize throughout the world in all human indications.
Kleo Pharmaceuticals, Inc.
From August 2016 through November 2018, we made several investments to acquire a minority equity interest in Kleo Pharmaceuticals, Inc. ("Kleo") a privately held, development-stage company founded by a professor of chemistry and pharmacology at Yale University that is developing small molecule immunotherapies that emulate biologics to fight cancers and infectious diseases. We have also entered into a consulting agreement with Kleo to assist Kleo with clinical development. To date, no services have been provided under this agreement.
On August 29, 2016, we entered into a stock purchase agreement with Kleo to purchase 3,000,000 shares of Kleo's common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock, in each case at a share price of $1.00 per share. We purchased 3,000,000 shares upon the initial closing on August 31, 2016, and the remaining 5,500,000 shares were purchased in four equal tranches of 1,375,000 shares, which we completed in March, June and October 2017, and January 2018. In connection with the initial investment, we received the right to designate two members of Kleo's board of directors.
In March 2017, we purchased 500,000 shares of Kleo common stock directly from a co-founder of Kleo for consideration of $249,750 in cash and 32,500 shares of our common shares.
In addition to these purchases, in October 2017, we purchased an additional aggregate of 2,049,543 shares for cash consideration of $2.3 million and in November 2018 we participated in Kleo's Series B funding raise where we purchased 1,420,818 common shares for cash consideration of $5.0 million. As of the close of the Series B funding raise, and December 31, 2018, our ownership interest in the outstanding stock of Kleo was 41.9%. The Company assigned its shares and the rights under the related agreements to Biohaven Therapeutics Ltd. its wholly owned subsidiary on November 12, 2018.
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
Triptans (Acute Treatment of Migraine)
Clinicians use a number of pharmacologic agents for the acute treatment and/or prevention of migraine. Initial management is often with over-the-counter products (e.g. Excedrin, ibuprofen) or some prescription non-steroidal anti-inflammatories (e.g. diclofenac). The dominant class of prescription medication for the acute treatment of migraine are serotonin 5-HT1B/1D receptor agonists, or triptans. There are seven different triptans (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan, zolmitriptan), the first of which was developed and approved over 25 years ago and, today, all triptans are generic. The initial introduction of triptans represented a shift toward drugs more selectively targeting the suspected pathophysiology of migraine. A 5-HT1F receptor antagonist, lasmiditan, could be approved as early as 2019. Lasmiditan was developed by CoLucid and acquired by Eli Lilly in January 2017. Lasmiditan could be the first new class of agent approved for the acute treatment of migraine since the triptans and, if approved, would be launched prior to rimegepant. Lasmiditan was designed to act through non-vasoconstrictive mechanisms in the 5-HT1 pathways such that patients who have cardiovascular risk factors, stable cardiovascular disease, or those who are dissatisfied with current triptan therapies could be treated. In August 2017, Lilly announced that lasmiditan met both its primary (pain freedom) and key secondary (most bothersome symptom) endpoints at 2 hours. In November 2018, Lilly announced NDA submission of  lasmiditan for the acute treatment of migraine. Preliminary data from lasmiditan, compared with the results from the rimegepant program, would suggest ability to differentiate on both durability of benefit and AEs.
Other Oral CGRP Candidates in Development
Since we will be pursuing approval of our orally available, small molecule rimegepant for the acute treatment of migraine, the most relevant comparator to rimegepant is the oral CGRP receptor antagonist under development from Allergan, ubrogepant. Allergan presented results from both of their Phase 3 studies (Achieve 1 annd Achieve 2) in 1H18. on These trials compared different doses (25, 50 and 100mg ) an earnings call from the first of their Phase 3 studies (Achieve 1). These studies evaluated the safety and efficacy of orally administered ubrogepant 25, 50 mg and 100 mg compared to placebo in a single migraine. The 50 and 100mg doses showed a statistically greater percentage of ubrogepant patients pain free at 2 hours as compared to placebo, as well as statistical significance on the co-primary, absence of the most bothersome migraine associated symptom at 2 hours post dose. Patients were permitted to take a second dose of investigational product or rescue medication after the 2 hour time point. Durability of effect at 24 hours was not achieved with all doses (only the 100mg dose demonstrated 24-hour sustained pain relief). Ubrogepant was well tolerated with an adverse event profile similar to placebo. There were 6 cases of LFTs (ALT or AST) >3x ULN (1 on placebo, 5 on ubrogepant): 2 cases of LFTs >5x ULN on ubrogepant and 1 case of LFTs >10x ULN on ubrogepant in Achieve 1 and 4 cases of LFTs (ALT or AST) >3x ULN (1 on placebo and 3 on ubrogepant 50mg). No cases were determined to have a probable relationship to study drug. There were no cases of Hy's Law. Launch of ubrogepant is anticipated in the first quarter 2020. Based on the published Phase 2 studies with both of rimegepant and ubrogepant, and the data presented to date from the Phase 3 studies of ubrogepant, we believe rimegepant has the potential to be best-in-class. Allergan is a global pharmaceutical company with presence in the CNS area and, in particular, with physicians treating chronic migraine through its Botox franchise.
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

The biologic CGRP therapies have been studied for the prevention of migraine with three agents approved in 2018. .  The three new FDA-approved drugs, Aimovig (erenumab-aooe), Ajovy (fremanezumab-vfrm), and Emgality (galcanezumab-gnlm), are all administered subcutaneously.These therapies, while effective, do not eliminate the need for acute treatment of migraine attacks. In addition, they all require SQ administration. We believe that BHV-3500 may have the opportunity to differentiate from these therapies due to its potential to be used for both the acute treatment and prevention of migraine.
Glutamate Platform
With respect to troriluzole, which we are currently developing for the treatment of ataxias, OCD, Alzheimer's disease, and GAD, there are currently no approved drug treatments for SCA or any other cerebellar ataxia, in the United States.
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
With regards to OCD, there have been no new classes of drugs approved in over a decade. We are not aware of other product candidates besides troriluzole that are currently in clinical development targeting populations with OCD.
With respect to BHV-0223, which we are developing for the treatment of ALS, we believe our primary competitor is Covis Pharmaceuticals, which sells Rilutek, the brand name for riluzole. Riluzole is also generically available. Edaravone (Radicava, Mitsubishi Tanabe Pharma) was recently approved by the FDA in May 2017 for the treatment of ALS, based on efficacy studies conducted in Japan with the vast majority of patients on background riluzole therapy. Edaravone is administered to patients by intravenous infusion. We are aware of at least two other companies that are marketing or plan to market new formulations of riluzole: Aquestive Therapeutics has publicly announced they plan to file an NDA for a riluzole oral soluble film in 2019, and Italfarmaco SpA, a private Italian company, markets an oral liquid suspension formulation of riluzole in the United Kingdom and elsewhere in Europe under the brand name Tiglutik. Tiglutik, the US brand name for Italfarmaco's oral liquid suspension formulation of riluzole  was approved for marketing in the United States in September 2018. Being that an oral suspension still requires swallowing in a population prone to dysphagia, we believe an oral dissolvable tablet that may not require swallowing will have significant market preference. We are aware of several companies that are exploring potential treatments for ALS, mostly agents with novel mechanisms of action being administered with riluzole. We are not aware of any company marketing or developing a sublingual formulation of riluzole. Other companies of which we are not aware may also be developing formulations using the API riluzole; if such companies pursued regulatory approval of such product candidates using the Section 505(b)(2) regulatory pathway, those product candidates would potentially compete with BHV-0223. For example, Italfarmaco and Aquestive have obtained orphan designation for their products, and are eligible to obtain orphan exclusivity subject to a showing of clinical superiority to riluzole. Based on orphan drug designation requirements, the first approval of a novel formulation of riluzole may obligate subsequent formulations to demonstrate advantages with regard to safety, efficacy or meaningful contribution to patient care, in order to achieve marketing authorization.
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
If we expand our development of troriluzole, BHV-0223 or BHV-5000 into additional neuropsychiatric or other indications, we would face substantial competition from companies that develop or sell products that treat those indications.
Other Platforms
With respect to verdiperstat, which we are developing for the treatment of MSA, there are currently no approved treatments for MSA in the United States. We are not aware of any planned or ongoing late stage development programs for

MSA. Nevertheless, we are aware of companies who have, at some time, declared that they are developing potential treatments for MSA, including the following:
•Prana Biotechnology Ltd, PBT434 is a small molecule purported to inhibit the aggregation of α-synuclein and tau that was granted orphan drug designation in the US in January 2019;
•AFFiRiS AG;
•Corestem Inc;
•MitoDys Therapeutics Ltd;
•Modag GmbH; and
•Neuropore Therapies Inc.
Manufacturing
We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing if our product candidates receive marketing approval.
Our lead product candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry does not require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.
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
With respect to the product candidates in our glutamate modulation and MPO platforms, we currently intend to build a neurological specialty sales force to manage commercialization for these product candidates on our own.
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
Patents and Patent Applications
We have approximately 500 U.S. and foreign patents and patent applications in our portfolio related to the composition of matter, methods of use, methods of manufacture or formulations of our product candidates which have been filed in major markets throughout the world, including the United States, Europe, Japan, Korea, China, Hong Kong and Australia. About 1/3 of the patents and patent applications support the Glutamate platform and 2/3 supports the CGRP platform.
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

Troriluzole
We own several families of patent applications containing claims directed to prodrugs of riluzole. These patent applications include several U.S. applications and corresponding PCT applications. These families of patent applications contain claims directed to troriluzole and numerous other prodrugs of riluzole. In addition, the use of these compounds for treating ALS, SCA, depression and other diseases is described and claimed in these patent applications. We own these patent applications subject to a license agreement with ALS Biopharma and Fox Chase Chemical Diversity Center, Inc. If a patent covering troriluzole issues from one of these pending patent application families, it would have a statutory expiration date in 2036. Other patent applications provide coverage for alternative formulations of riluzole prodrugs and their uses.
BHV-0223
BHV-0223, a sublingual or ODT form of riluzole, and its use for treating various forms of pain, ALS and depression are covered by patent applications pending in the U.S. and selected foreign jurisdictions having a statutory expiration date in 2035. We have an agreement with Catalent whereby Catalent granted an exclusive license under certain of its patents and technology to use the Zydis ODT technology for our BHV-0223 product. Catalent retains all manufacturing rights. In addition to patent protection, although not an NCE, BHV-0223 may also be entitled to certain regulatory exclusivity. In addition to the patent applications we own, we have also licensed one issued patent and several pending patent applications from Yale University which provide protection for the use of riluzole in treating generalized anxiety disorder and other neurological uses, respectively. Further, we have licensed several patents from Rutgers University covering the use of riluzole for treating various forms of cancer and an animal model for tumors which may cover the use of BHV-0223 for treating the specific cancers.
BHV-5000
We have also in-licensed one patent family related to certain uses of lanicemine and a patent application family containing claims directed to BHV-5000 from AstraZeneca. They contain claims directed to the use of the base compound, lanicemine, in treating depression, and the structure of the prodrug form, BHV-5000, as well as the use of the prodrug in treating a variety of neurological diseases including Rett syndrome and depression. The issued patents related to uses of lanicemine have a statutory expiration date in 2020. Two U.S. patents have been granted that are directed to BHV-5000 and its uses and have a statutory expiration date in 2034. Corresponding foreign patents are pending.
Verdiperstat
In September 2018, we in-licensed a patents from AstraZeneca relating to the composition of matter of verdiperstat, pharmaceutical compositions and various neurological diseases including muscular system atrophy. The patent applications have been filed in the U.S., Europe, Japan and other countries. Three U.S. patents have been granted. The pending applications and granted patents have expiration dates from 2025 to 2034, not including possible patent term extensions.
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
Equity Consideration
As part of the agreement, we agreed to issue BMS common shares in the amount of $12.5 million upon the occurrence of specified events, including upon an initial public offering ("IPO"). In satisfaction of this obligation, in May 2017 upon the completion of our IPO, we issued 1,345,374 common shares to BMS.

Non-Competition
Until 2023, neither we nor our affiliates may, ourselves or through or in collaboration with a third party, engage directly or indirectly in the clinical development or commercialization of specified competitive compounds. In the event that we are or become non-compliant with this provision due to licensing, collaboration or acquisition activity, we must either divest ourselves of the competitive compound within a certain period of time, discontinue the development of the competitive compound, or negotiate with BMS to have the competitive compound included as a licensed product under our agreement with BMS. The failure to so divest or reach terms with BMS may result in the termination of our license with BMS.
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
Amendment to License Agreement with Bristol-Myers Squibb Company
In March 2018, the Company entered into an Amendment to License Agreement (the “BMS Amendment”) with BMS, which amends the License Agreement between the Company and BMS from July 2016 (the “Original License Agreement” and, as amended by the BMS Amendment, the “BMS License Agreement”). Under the BMS Amendment, the Company paid BMS an upfront payment of $50.0 million in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of BHV-3500, recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Loss. Under the Original License Agreement, the Company was obligated to make tiered royalty payments based on annual worldwide net sales of licensed products upon their approval and commercialization, with percentages in the low- to mid-teens.
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
Agreement with ALS Biopharma, LLC and Fox Chase Chemical Diversity Center Inc.
In August 2015, we entered into an agreement with ALS Biopharma and Fox Chase Chemical Diversity Center, Inc. ("FCCDC") pursuant to which ALS Biopharma and FCCDC assigned to us their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. In addition, we received a non-exclusive license to certain trade secrets and know-how of ALS Biopharma. We took assignment of these patent rights subject to the provisions of the Bayh Dole Act, as applicable, to the extent that any invention included with the assigned patent rights was funded in whole or in part by the United States government. In addition, certain of the patent rights that do not cover troriluzole were co-owned by Rutgers, and thus, we took assignment of these patent rights subject to the co-ownership interest of Rutgers. Under the agreement, we are obligated to use commercially reasonable efforts to diligently commercialize and develop markets for the patent products.
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
Term and Termination
The agreement terminates on a country-by-country basis as the last patent rights expire in each such country. Our current patent rights consist of owning several families of patent applications. If a patent covering troriluzole issues from one of these pending patent applications, it would have a statutory expiration date in 2036. ALS Biopharma has the right to terminate the agreement or its applicability to one or more countries upon 30 days' prior written notice to us if we fail to make an undisputed payment within the 60-day period after receipt of a termination notice or if we commit a material breach of the agreement that is not cured within the 60-day period after receipt of a termination notice. We have the right to terminate the agreement if ALS Biopharma commits a material breach of the agreement that is not cured within the 60-day period after written notice thereof from us or, as to a specific country, if no valid claims exist in such country. Both we and ALS Biopharma may terminate the agreement as to a specific country if we are enjoined from exercising our patent rights under the agreement in such country. If we affirmatively abandon our development, research, licensing or sale of all products covered by one or more claims of any patent or patent application assigned under the agreement, or if we cease operations, we have agreed to reassign the applicable patent rights back to ALS Biopharma.
2016 License Agreement with AstraZeneca
Overview
In October 2016, we entered into an exclusive license agreement with AstraZeneca, or the 2016 AstraZeneca Agreement, pursuant to which AstraZeneca granted us a license to certain patent rights and know-how for all human uses for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, including BHV-5000 and lanicemine.
Under the 2016 AstraZeneca Agreement, we have the right to sublicense our rights under the agreement subject to AstraZeneca's prior written consent, such consent not to be unreasonably withheld, conditioned or delayed. We will be responsible for preparing, filing, prosecuting and maintaining the licensed patents and applications, and for Orange Book listing any listable patents. We have the right to enforce the licensed patents and to defend challenges to the validity or enforceability of the licensed patents. AstraZeneca, however, retains the right to apply for patent term extensions for the licensed patents. We may not assign our rights or delegate our obligations under the 2016 AstraZeneca Agreement without AstraZeneca's consent, including in the event of a change of control.
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
Term and Termination
The 2016 AstraZeneca Areement will terminate upon the expiration of the last royalty term for the last licensed product under the agreement. Each royalty term begins on the date of the first commercial sale of the applicable licensed product in the applicable country and ends on the later of 10 years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The patent applications related to BHV-5000 would, if issued, have a statutory expiration date in 2033. Either party may terminate the agreement upon the other party's uncured material breach or upon insolvency or bankruptcy. AstraZeneca also has the right to terminate the agreement in certain circumstances. We have the right to terminate the agreement without cause. In the event the agreement is terminated in its entirety for any reason, all rights and licenses granted to us by AstraZeneca under the agreement, and all sublicenses granted by us under the agreement, immediately terminate, and we are required to assign to AstraZeneca all of the regulatory documentation applicable to any licensed compound or licensed product owned or controlled by us or our affiliates, to transfer control of any clinical studies involving licensed products to AstraZeneca and continue such studies at our cost for six months, and to assign to AstraZeneca all of our agreements with third parties that are reasonably necessary for the exploitation of the licensed products.
2018 License Agreement with AstraZeneca

Overview
In September 2018, we entered into an exclusive license agreement with AstraZeneca, or the 2018 AstraZeneca Agreement, pursuant to which AstraZeneca granted us exclusive worldwide rights to develop and commercialize verdiperstat. In exchange for these rights, we paid AstraZeneca an upfront cash payment of $3.0 million and issued AstraZeneca 109,523 common shares, valued at $4.1 million on the date of settlement. We are obligated to pay milestone payments to AstraZeneca totaling up to $55.0 million upon the achievement of specified regulatory and commercial milestones and up to $50.0 upon the achievement of specified sales-based milestones. In addition, we will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of specified approved products, subject to specified reductions.
We may sublicense our rights under the 2018 AstraZeneca Agreement and, if we do so, we will be obligated to pay a portion of any milestone payments received from the sublicensee to AstraZeneca in addition to any milestone payments we would otherwise be obligated to pay.

Our Development, Regulatory and Commercialization Obligations
Under the 2018 AstraZeneca Agreement, we are solely responsible, and have agreed to use commercially reasonable efforts, for all development, regulatory and commercial activities related to verdiperstat. We are also responsible for the prosecution and maintenance of the patents related to verdiperstat and have the first right to prosecute infringement of the patents and defend challenges to the validity or enforceability of the patents.
Term and Termination
The 2018 AstraZeneca Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country. Each royalty term begins on the date of the first commercial sale of the licensed product in the applicable country and ends on the later of 10 years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The 2018 AstraZeneca Agreement may be terminated earlier in specified situations, including termination for uncured material breach of the 2018 AstraZeneca Agreement by either party, termination by AstraZeneca in specified circumstances, termination by us on a country-by-country basis with advance notice and termination upon a party’s insolvency or bankruptcy.
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
In July 2018, we entered into a commercial supply agreement with Catalent pursuant to which Catalent will exclusively manufacture and supply our worldwide requirements for rimegepant in the Zydis ODT delivery formulation, if we pursue and receive  regulatory approval of this formulation of rimegepant, for an initial term of five years after its commercial launch with optional two-year renewal periods. Under the agreement, Catalent will supply the rimegepant Zydis ODT product at a fixed price, inclusive of a royalty, and will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party for a specified period of time, subject to certain minimum commercial revenues.
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

Revenue Participation Right with Royalty Pharma
In June 2018, pursuant to a Funding Agreement we entered into with Royalty Pharma ("RPI") we granted to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the pharmaceutical products containing the compounds rimegepant or BHV-3500 and certain derivative compounds thereof ("Products"), for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100.0 million in cash. Specifically, the participation rate commences at 2.1 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.5 percent on annual global net sales exceeding $1.5 billion.
Optional License Agreement with the University of Connecticut
In October 2018, we entered into an exclusive, worldwide option and license agreement (the "UConn Agreement") with the University of Connecticut ("UConn") for the development and commercialization rights to UC1MT, a therapeutic antibody targeting extracellular metallothionein. Under this agreement, we have the option to acquire an exclusive, worldwide license to UC1MT and its underlying patents to develop and commercialize throughout the world in all human indications. If we choose to exercise the option, we would be obligated to pay UConn milestone payments upon the achievement of specified regulatory and commercial milestones, and royalties of a low single-digit percentage of net sales of licensed products.
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
The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our product candidates are governed by extensive regulation by governmental authorities in the United States and other countries. The FDA, under the FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:
•preclinical laboratory tests and animal tests conducted under GLP;

•the submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials commence;

•approval by an independent institutional review board ("IRB"), representing each clinical site before each clinical trial may be initiated;

•adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for each indication and conducted in accordance with Good Clinical Practices ("GCP");

•the preparation and submission to the FDA of an NDA;

•FDA acceptance, review and approval of the NDA, which might include an Advisory Committee review;

•satisfactory completion of an FDA inspection of the manufacturing facilities at which the product, or components thereof, are made to assess compliance with current Good Manufacturing Practices ("cGMPs").
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
A Phase 2/3 trial design, which we are using in ourBHV-3500 and troriluzole development programs, is often used in the development of pharmaceutical and biological products. The trial includes Phase 2 elements, such as an early interim analysis of safety or activity, and Phase 3 elements, such as larger patient populations with less restrictive enrollment criteria. The early interim analysis of clinical or physiologic activity and/or safety allows the study to be stopped, changed or continued before a large number of patients have been enrolled, while still allowing all data from enrolled patients to count in the analysis used to support approval.
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
Once an NDA has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review. This is typically 10 months from the date that the FDA accepts the application for filing for standard review NDAs (i.e., NDAs seeking approval of drugs that are not new molecular entities). The review process can be extended by FDA requests for additional information or clarification. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product's identity, strength, quality and purity. Before approving an NDA, the FDA typically will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities comply with cGMPs. Additionally, the FDA will typically inspect one or more clinical trial sites for compliance with GCP and integrity of the data supporting safety and efficacy.
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
Post-Approval Requirements
Approved drugs that are manufactured or distributed in the United States pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims and some manufacturing and supplier changes are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for marketed products, as well as new application fees for certain supplemental applications.
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
Once an approval is granted, the FDA may issue enforcement letters or withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Corrective action could delay product distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;

•fines, warning letters or holds on post-approval clinical trials;

•refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;

•product seizure or detention, or refusal to permit the import or export of products; or

•injunctions or the imposition of civil or criminal penalties.
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
Our clinical programs for troriluzole for the treatment of SCA and BHV-0223 for the treatment of ALS are each based on a regulatory pathway under section 505(b)(2) of the FDCA that allows reference to data on riluzole for the purpose of safety assessments.
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

The U.S. and foreign governments regularly consider reform measures that affect health care coverage and costs. For example, the U.S. and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("collectively, the ACA") contains provisions that may reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies' share of sales to federal health care programs. The Centers for Medicare and Medicaid Services ("CMS") may develop new payment and delivery models, such as bundled payment models. For example, the U.S. Department of Health and Human Services ("HHS") moved 30% of Medicare payments to alternative payment models tied to the quality or value of services by 2016. Additionally, HHS had set a goal of moving 50% of Medicare payments into these alternative payment models by the end of 2018, but due to a policy shift under the Trump Administration, it is unclear how and when such changes will be implemented. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our products.
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
Healthcare Laws and Regulations
Physicians, other healthcare providers, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors are and will be subject to various federal, state and foreign fraud and abuse laws and other healthcare laws and regulations. These laws and regulations may impact, among other things, our arrangements with third-party payors, healthcare professionals who participate in our clinical research programs, healthcare professionals and others who purchase, recommend or prescribe our approved products, and our proposed sales, marketing, distribution, and education programs. The U.S. federal and state healthcare laws and regulations that may affect our ability to operate include, without limitation, the following:
•The federal Anti-Kickback Statute, which prohibits persons from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federally funded healthcare programs, such as Medicare and Medicaid. The term "remuneration" has been broadly interpreted to include anything of value;

•The federal civil and criminal false claims laws, including, without limitation, the federal civil monetary penalties law and the civil False Claims Act (which can be enforced by private citizens through qui tam actions), prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government;

•The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as healthcare providers, health plans, and healthcare clearinghouses and their respective business associates;

•The federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid ("CHIP") to report to HHS information related to payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests; and

•Analogous state laws and regulations, such as state anti-kickback and false claims laws, that impose similar restrictions and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers; and state health information privacy and data breach notification laws, which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
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
Healthcare Reform
The legislative landscape in the United States continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In March 2010, the ACA was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:
•an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;

•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•new requirements to report certain financial arrangements with physicians and certain others, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests;

•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•establishment of the Center for Medicare Innovation at the Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
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
Employees
As of December 31, 2018, we employed 63 employees. All of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Information about Segments
We currently operate in a single business segment developing a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. See additional information in our financial statements contained in Part II, Item 8 of this Annual Report.
Corporate Information
We were incorporated as a business company limited by shares organized under the laws of the British Virgin Islands in September 2013. Our registered office is located at P.O. Box 173, Road Town, Tortola, British Virgin Islands and our telephone number is +1 (284) 852-3000. Our U.S. office and the office of our U.S. subsidiary is located at 215 Church Street, New Haven, Connecticut 06510 and our telephone number is (203) 404-0410.
Available Information
Our internet website address is www.biohavenpharma.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

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
Since our inception, we have incurred significant operating losses. Our net loss was $240.9 million and $127.2 million for the year ended December 31, 2018 and for the year ended December 31, 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $443.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•complete our long-term safety study of rimegepant, Phase 1 supporting trials of rimegepant and our ongoing Phase 3 clinical trial to evaluate rimegepant as a preventive therapy for migraine;
•complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA and our ongoing Phase 2/3 trials of troriluzole in OCD, Alzheimer’s disease and GAD and, conduct a second randomized controlled trial to assess the efficacy of troriluzole in SCA;
•conduct support activities for future clinical trials of BHV-5000;
•conduct our planned Phase 2/3 clinical trial of BHV-3500 and related support activities;
•conduct out planned Phase 3 clinical trial of verdiperstat in multiple system atrophy;
•continue to initiate and progress other supporting studies required for regulatory approval of our product candidates, including long-term safety studies, drug-drug interaction studies, preclinical toxicology and carcinogenicity studies;
•make required milestone and royalty payments under the license agreements by which we acquired some of the rights to our product candidates;
•make required royalty payments to RPI Finance Trust ("RPI"), under the funding agreement, entered into June 2018, between us and RPI ("Funding Agreement");
•initiate preclinical studies and clinical trials for any additional indications for our current product candidates and any future product candidates that we may pursue;
•continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;
•continue to develop, maintain, expand and protect our intellectual property portfolio;
•pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials, including rimegepant and BHV-0223;
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•hire additional clinical, medical, commercial, and development personnel; and
•incur additional legal, accounting and other expenses in operating as a public company.
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
Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will obtain marketing approval to commercialize any of our product candidates. If we are required by the FDA or other regulatory authorities such as the EMA or the National Medical Products Administration to perform studies and trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed.
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
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our product candidates. Our expenses could increase beyond our current expectations if the FDA requires us to perform clinical trials and other studies in addition to those that we currently anticipate. For example, for our troriluzole clinical program, we are planning to conduct an additional Phase 3 clinical trial in SCA incorporating feedback from the FDA in response to discussion that we had with the FDA regarding proposed modifications to the SARA scale, the primary endpoint in the trial. With regard to our BHV-5000 program, due to the small number of patients with CRPS and Rett syndrome, we believe that BHV-5000 will require only a single pivotal trial for each disorder. However, the FDA ordinarily requires two well-controlled clinical trials prior to marketing approval of a product candidate. If the FDA requires us to conduct additional clinical trials of troriluzole or BHV-5000, or any of our other product candidates, we would incur substantial additional, unanticipated expenses in order to obtain regulatory approval of those product candidates.
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
As of December 31, 2018, we had cash of $264.2 million. We expect that our existing cash will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements for at least twelve months from the date of filing of this report. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of our ongoing and planned preclinical studies and clinical trials for our product candidates;
•the timing and amount of milestone and royalty payments we are required to make under our license agreements and the Funding Agreement;
•the extent to which we in-license or acquire other product candidates and technologies;

•the number and development requirements of other product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including drug manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•our ability to establish strategic collaborations for the development or commercialization of some of our product candidates; and
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims brought by third parties against us.
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
In September 2018, we entered into the 2018 AstraZeneca Agreement. Under the 2018 AstraZeneca Agreement, we are obligated to pay milestone payments to AstraZeneca totaling up to $55.0 million upon the achievement of specified regulatory and commercial milestones and up to $50.0 million upon the achievement of specified sales-based milestones. In addition, we will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of any approved products based on verdiperstat, subject to specified reductions. We may sublicense our rights under the agreement and, if we do so, we will be obligated to pay a portion of any milestone payments received from the sublicensee to AstraZeneca in addition to any milestone payments we would otherwise be obligated to pay.
In addition, our license agreements with BMS and AstraZeneca obligate us to use commercially reasonable efforts to develop and commercialize product candidates, to provide BMS and AstraZeneca with development reports documenting our progress, and to provide them with data from certain clinical trials. In addition, the 2016 AstraZeneca Agreement provides with rights of first negotiation, triggered by their receipt of a summary of certain topline data from certain of our clinical trials, to regain the respective rights we have in-licensed from them. If AstraZeneca exercises their right of first negotiation, we will be required to negotiate in good faith, as the case may be, for a specified period of time before we can enter into negotiations with third parties to sublicense these rights. AstraZeneca’s rights of first negotiation may adversely impact or delay our ability to enter into collaborations with third parties for the development of these compounds. Our license agreement with BMS further provides that any sublicense, other than to an affiliate or a third-party manufacturer, requires BMS’ prior written consent, not to be unreasonably withheld or delayed. Each of our license agreements with AstraZeneca further provide that, except with respect to wholly owned subsidiaries, we cannot assign the agreement without their consent, even in the event of a change of control. This could adversely impact or delay our ability to effect certain transactions.
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
We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, the completion of the ongoing extension phase of the Phase 2/3 clinical trial and the conduct and completion of our second randomized controlled trial of troriluzole in SCA, completion of our Phase 2/3 clinical trials of troriluzole in OCD, GAD and Alzheimer’s disease and patient tolerability studies, completion of our long-term safety study for rimegepant, completion of a fourth Phase 3 clinical trial of rimegepant for the preventive treatment of migraine; and completion of our Phase 2/3 trials for BHV-3500. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that we will be able to submit an NDA for any of our product candidates within the timeframes we expect, that any NDA we submit will be accepted by the FDA for filing in a timely manner or at all, or that any of our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:
•completing clinical trials that demonstrate their efficacy and safety;

•receiving marketing approvals from applicable regulatory authorities;
•completing any post-marketing studies required by applicable regulatory authorities;
•establishing commercial manufacturing capabilities;
•launching commercial sales, marketing and distribution operations;
•the prevalence and severity of adverse events experienced with our product candidates;
•acceptance of our product candidates by patients, the medical community and third-party payors;
•a continued acceptable safety profile following approval;
•obtaining and maintaining healthcare coverage and adequate reimbursement for our product candidates;
•competing effectively with other therapies, including with respect to the sales and marketing of our product candidates, if approved; and
•qualifying for, maintaining, enforcing and defending our intellectual property rights and claims.
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
For example, the Phase 2 clinical trial of verdiperstat in patients with MSA completed by AstraZeneca failed to meet its primary endpoint of change from baseline in microglia activation assessed by PET. While we believe that directionally positive signals on certain components of the exploratory efficacy endpoint of Unified Multiple System Atrophy Rating Scale ("UMSARS") warrant further study of verdiperstat in MSA, there is no guarantee that future studies of verdiperstat will be successful.
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen, and the rate of dropout among clinical trial participants. For example, to date less than 65 subjects with ALS have been dosed with BHV-0223 and although adverse events generally have been mild to moderate in severity it is possible that additional novel adverse events may emerge or severity profile may change. In addition, we plan to initiate a second randomized, controlled clinical trial of troriluzole in SCA in the second quarter of 2019 which will incorporate trial design modifications compared to our Phase 2/3 clinical trial, including the use of a modified SARA scale to measure patient improvement. We cannot predict the impact these modifications may have on the results of this second trial.

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
Because we in-licensed rimegepant and BHV-3500 from BMS and BHV-5000 and verdiperstat from AstraZeneca, we were not involved in and had no control over the preclinical and clinical development of these product candidates prior to entering into these in-license agreements. In addition, we are relying on BMS and AstraZeneca to have conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our acquisition of the applicable product candidate, and having correctly collected and interpreted the data from these studies and trials. To the extent any of these has not occurred, our expected development time and costs may be increased, which could adversely affect our prospects for marketing approval of, and receiving any future revenue from, these product candidates. We have only recently submitted our first NDA, for BHV-0223, and have never had a drug approved.
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
We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement and completion of clinical trials for our clinical product candidates may be delayed, suspended or terminated as a result of many factors, including:
•the FDA disagreeing as to the design, protocol or implementation of our clinical trials;
•the FDA’s decision not to allow us to proceed to initiate clinical trials upon our submission of an IND or a request to reactivate an IND;
•the delay or refusal of regulators or institutional review boards (“IRBs”) to authorize us to commence a clinical trial at a prospective trial site;
•changes in regulatory requirements, policies and guidelines;
•delays or failure to reach agreement on acceptable terms with prospective clinical research organization (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites; delays in patient enrollment and variability in the number and types of patients available for clinical trials;
•the inability to enroll a sufficient number of patients in trials, particularly in orphan indications, to observe statistically significant treatment effects in the trial;
•having clinical sites deviate from the trial protocol or dropping out of a trial;
•negative or inconclusive results from ongoing preclinical studies or clinical trials, which may require us to conduct additional preclinical studies or clinical trials or to abandon projects that we expect to be promising;
•safety or tolerability concerns that could cause us to suspend or terminate a trial if we find that the participants are being exposed to unacceptable health risks;
•reports from pre-clinical or clinical testing of other similar therapies that raise safety or efficacy concerns;
•regulators or IRBs requiring that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or safety concerns, among others;
•lower than anticipated retention rates of patients and volunteers in clinical trials;
•our CROs or clinical trial sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a trial;
•delays relating to adding new clinical trial sites;

•difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•delays in establishing the appropriate dosage levels;
•the quality or stability of the product candidate falling below acceptable standards;
•the inability to produce or obtain sufficient quantities of the product candidate to commence or complete clinical trials; and
•exceeding budgeted costs due to difficulty in accurately predicting costs associated with clinical trials.
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
Our future success is dependent upon our ability to successfully develop, obtain regulatory approval for and then successfully commercialize one or more of our product candidates. The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval is generally uncertain, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or abroad until we receive regulatory approval of an NDA from the FDA or approval from the EMA, National Medical Products Administration or other applicable foreign regulatory agency.
Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we must demonstrate to the satisfaction of the FDA, EMA, National Medical Products Administration or any comparable foreign regulatory agency, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. The FDA, EMA, National Medical Products Administration or any comparable foreign regulatory agency can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:
•the FDA, EMA, National Medical Products Administration or the applicable foreign regulatory agency’s disagreement with the number, design, conduct or implementation of our preclinical studies and clinical trials;

•negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA, EMA, National Medical Products Administration or any comparable foreign regulatory agency for approval;
•serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•our inability to demonstrate to the satisfaction of the FDA, EMA, National Medical Products Administration or the applicable foreign regulatory agency that our product candidates are safe and effective for their proposed indications;
•the FDA’s, EMA’s, National Medical Products Administration's or the applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical studies or clinical trials;
•actions by the CROs that we retain to conduct our preclinical studies and clinical trials, which are outside of our control and that materially adversely impact our preclinical studies and clinical trials;
•the FDA’s, EMA’s, National Medical Products Administration's or other applicable foreign regulatory agencies’ disagreement with the interpretation of data from preclinical studies or clinical trials;
•our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•the FDA’s, EMA’s, National Medical Products Administration's or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
•the FDA’s, EMA’s, National Medical Products Administration's or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling or the specifications of our product candidates;
•the FDA’s, EMA’s, National Medical Products Administration's or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•the potential for approval policies or regulations of the FDA, EMA, National Medical Products Administration or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
For example, with respect to our second planned randomized, controlled clinical trial of troriluzole for the treatment of SCA, we undertook discussions with the FDA regarding the acceptability of the primary endpoint and necessary secondary endpoints, including our proposal to use a modified SARA scale. In our Phase 2/3 clinical trial, the FDA stated that while certain items measured by the SARA scale appeared capable of reflecting a clinically meaningful benefit for patients depending on how the scoring of those items is defined, the use of the SARA scale was not appropriate as a primary endpoint in the trial. Based on our post-hoc analyses of data from the open-label extension phase of the trial, we proposed modifications to the SARA scale that we believe may address some of these shortcomings. Based on feedback received from the FDA, we are incorporating trial design modifications that include utilization of a modified SARA scale, However, notwithstanding the feedback that we have recieved from the FDA, there remains substantial risk that even if we receive favorable results from this second trial, the FDA or any foreign regulatory agency may nevertheless conclude that results obtained using the modified SARA scale would not be an adequate basis for approval.
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
For example, in its Phase 2b clinical trial, rimegepant dosed at 75 mg showed statistically significant improvement as compared to placebo on all four key migraine symptoms—pain, nausea, photophobia, phonophobia—which are inherently subjective endpoints that are difficult to measure. Patients in the trial were provided with an electronic data capturing device, or an electronic subject diary, which they used to record and rank their assessments of pain, nausea, photophobia and phonophobia at specified time points after they had taken the study medication following the occurrence of a migraine attack with moderate to severe pain intensity. The measurements from the trial were based on subjective patient feedback as recorded on their electronic subject diary, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial. The placebo effect also tends to have a more significant impact on clinical trials involving subjective measures such as pain. In our three completed Phase 3 clinical trials, although rimegepant met the co-primary efficacy endpoints of all three trials, we did not achieve statistically significant improvements. as compared to placebo, on the symptom of nausea, which was a secondary efficacy endpoint of the trials.
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
In animal studies, at very high doses, rimegepant was observed to have a negative effect on the liver. We observed elevated liver enzymes in one patient that received very high doses of rimegepant in a drug-drug interaction study and in the completed Phase 2b trial of rimegepant conducted by BMS, one patient dosed with rimegepant experienced an asymptomatic and mild increase in certain hepatic enzymes, which are a type of liver enzyme measured in a liver function test to detect damage and inflammation to the liver. In our recently completed Phase 3 clinical trials of rimegepant, we did not observe any instances of liver enzyme elevations that exceeded the level that is considered by the FDA to be a potentially meaningful indicator of severe drug-induced liver injury.  However, we cannot guarantee that these safety and tolerability results will be replicated in our long-term safety study described below, and it is possible that rimegepant may be observed to cause unacceptable levels of adverse effects or serious adverse effects.
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
Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives regulatory approval, and we, or others, later discover that they are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:
•withdrawal or limitation by regulatory authorities of approvals of such product;
•seizure of the product by regulatory authorities;
•  recall of the product;
•restrictions on the marketing of the product or the manufacturing process for any component thereof;
•requirement by regulatory authorities of additional warnings on the label, such as a “black box” warning or contraindication;
•requirement that we implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
•commitment to expensive additional safety studies prior to approval or post-marketing studies required by regulatory authorities of such product;
•commitment to expensive post-marketing studies as a prerequisite of approval by regulatory authorities of such product;
•the product may become less competitive;
•initiation of regulatory investigations and government enforcement actions;
•initiation of legal action against us to hold us liable for harm caused to patients; and
•harm to our reputation and resulting harm to physician or patient acceptance of our products.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. If we are unable to enroll a sufficient number of patients in our clinical trials, our timelines for recruiting patients, conducting clinical trials and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of our clinical trials altogether. We cannot predict how successful we will be at enrolling patients in future clinical trials. Patient enrollment is affected by other factors including:
•the eligibility criteria for the trial in question;
•the perceived risks and benefits of the product candidate in the trial;
•clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating or drugs that may be used off-label for these indications;
•the size of the patient population required for analysis of the trial’s primary endpoints;
•competition for patients for competitive product candidates undergoing clinical trials;
•the efforts to facilitate timely enrollment in clinical trials;
•the design of the trial;
•the patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;
•the risk that patients enrolled in clinical trials will drop out of the trials before completion;
•the ability to obtain and maintain patient consents;
•the number of patients with the indication being studied; and
•the proximity and availability of clinical trial sites for prospective patients.
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
The currently reported results of our Zydis ODT Phase 3 trial of rimegepant are based on topline data for the trial and may differ from complete trial results once additional data are received and evaluated. Also, our long-term safety study of rimegepant is ongoing and could result in adverse safety data in the future. In addition, the FDA may disagree with the interpretation of the results of, or the sufficiency of the data from our clinical trials of rimegepant. There can be no assurance that our NDAs for rimegepant will be submitted in the time frame that we anticipate or that, if accepted for review, the NDAs will be approved by the FDA.
The reported results of our ODT Phase 3 trial of rimegepant consist of only topline data on the co-primary endpoints and certain secondary endpoints as well as safety and tolerability data. Topline data are based on a preliminary analysis of currently available efficacy and safety data, and therefore these results are subject to change following a comprehensive review of the more extensive data we expect to receive when available. These data are based on important assumptions, estimations, calculations and information currently available to us, and we have not received or had an opportunity to evaluate all of the data from this trial, including data with respect to all of the secondary and other endpoints from this trial. As a result, we may have additional, different or conclusions that may qualify the topline results, once the complete data have been received and fully evaluated.
In addition, we cannot be certain that we will submit our NDAs for rimegepant to the FDA within the timeframe we currently expect. Additionally, while we currently intend to submit the initial NDAs for the Zydis ODT formulation and the tablet formulation concurrently, we cannot be certain whether the NDAs we submit will be submitted concurrently. Prior to submitting any NDA, in addition to completing our analysis of the data from the Zydis ODT trial and the data from our ongoing long-term safety study of rimegepant, we also must provide information relating to the manufacture of rimegepant and other modules of any NDA. In addition, our long-term safety study is ongoing and there can be no assurance that we will not receive adverse safety data from this study in the future. In addition, there can be no assurance that the FDA will agree with our conclusions or the conclusions of our investigators or independent liver panel with the regard to whether the adverse events observed in the clinical trials were related to rimegepant or with regard to the safety data generally. For example, the FDA has indicated its desire to see data from our safety study in which patients receive daily or near-daily dosing of rimegepant, but did not specify how much data would be sufficient. While we have designed our long-term safety study of rimegepant to generate this data, there can be no assurance that a sufficient number of patients in the trial have taken or will take rimegepant frequently enough to adequately address the FDA’s request.
If any of the additional information we must generate is not positive or is delayed or if future safety data from our ongoing long-term safety study is not positive, we may not be able to submit any of our NDAs for rimegepant within the timeframe we currently anticipate or at all. There also can be no assurance that once submitted, the FDA will accept any of our NDAs for filing and review.
Even if our NDAs are accepted by the FDA for review, clinical trial results and other aspects of the information in our NDAs will be subject to interpretation and we cannot be certain that the clinical trial results and other information in our NDAs for rimegepant will be sufficient to support approval of the NDAs. Among other things, the FDA may, despite prior published guidance and advice, decide that the clinical and non-clinical data from our rimegepant development program are not sufficient to support regulatory approval.
If we are unable to obtain or are delayed in obtaining FDA approval for rimegepant it would materially adversely affect our business, financial condition, results of operations and prospects and the value of our common shares.

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
With respect to our CGRP receptor antagonists, rimegepant and BHV-3500, we face competition from other companies that market or are developing migraine treatments. These include products in the class of products known as triptans, including the 5-HT1F receptor antagonist lasmiditan being developed by Eli Lilly and Company, as well as other small molecule CGRP receptor antagonists such as ubrogepant, which has completed Phase 3 trials,   and atogepant in Phase 3 clinical trials, being developed by Allergan. It is anticipated that NDAs for lasmiditan and ubrogepant will likely be submitted to the FDA prior to when we expect to submit an NDA for rimegepant. Our other CGRP product candidate, BHV-3500, is in an earlier stage of development than ubrogepant, lasmiditan, atogepant and rimegepant. These other products are more advanced in their clinical development than rimegepant and BHV-3500, and therefore may receive marketing approval before our migraine product candidates receive marketing approval, if at all, which could make it more difficult for our products to achieve commercially reasonable market acceptance. In addition, with the recent approval by the FDA of three biologic CGRP receptor binding monoclonal antibodies, of Aimovig (Amgen/Novartis), Ajovy (Teva), and Emgality (Lilly) for the preventive treatment of migraine in adults. The market opportunity for rimegepant for the acute treatment of migraine may decrease if the antibodies are successful in preventing migraine in patients. Wide adoption of Aimovig, Emgality and/or Ajovy may also cause clinicians to be more hesitant in prescribing an oral CGRP for acute treatment in a patient who is receiving a biologic CGRP for prevention. Finally, as acute treatment of migraine moves from a relatively generic market to a branded market, it is anticipated that payers will implement new or more stringent prior authorization procedures, such as step therapy in which a patient must try a less expensive drug first, for patients to receive these newer and more expensive medications, thereby potentially slowing new product uptake and adoption.
With respect to BHV-0223, which we are developing for the treatment of ALS, we believe our primary competition is Covis Pharmaceuticals, which sells Rilutek, the brand name for riluzole, and the six approved generic versions of Rilutek. Edaravone (Radicava, Mitsubishi Tanabe Pharma) has been approved by the FDA for the treatment of ALS, based on efficacy studies conducted in Japan, with the vast majority of patients on background riluzole therapy. Edaravone is administered to patients by intravenous infusion. We are aware of at least two other company planning to market a new formulation of riluzole. Aquestive Therapeutics, Inc. (previously called MonoSol Rx) has filed an IND with the FDA to conduct clinical trials for a riluzole oral soluble film and has received orphan drug designation. Aquestive Therapeutics, Inc. has publicly announced they plan to file an NDA for a riluzole oral soluble film in 2019. Italfarmaco SpA, or Italfarmaco, a private Italian company, markets an oral liquid suspension formulation of riluzole in the United Kingdom and elsewhere in Europe under the brand name Teglutik. Tiglutik. the US brand name for Italfarmaco's oral liquid suspension formulation of riluzole was approved for marketing in the United States in September 2018. To our knowledge based on publicly available information, no other companies are marketing sublingual formulations of riluzole. Other companies of which we are not aware may also be developing formulations using riluzole; if such companies pursued regulatory approval of such product candidates using the Section 505(b)(2) regulatory pathway, those product candidates would potentially compete with BHV-0223. For example, Italfarmaco has obtained orphan designation for Tiglutik and Aquestive Therapeutics has obtained orphan drug designation for its oral soluble film product candidate, and these companies are eligible to obtain orphan exclusivity subject to a showing of clinical superiority to riluzole.  If Tiglutik is shown to be clinically superior to Rilutek and is granted orphan exclusivity, then BHV-0223 would need to demonstrate clinical superiority to Tiglutik in order to receive marketing approval. Additionally, if the oral soluble film being developed by Aquestive Therapeutics is shown to be clinically superior to Rilutek and also receives marketing approval before BHV-0223, then BHV-0223 would need to demonstrate clinical superiority to such agents in order to receive marketing approval. If we expand our development of BHV-0223 into additional neuropsychiatric or other indications, we would face substantial competition from companies that develop or sell products that treat those indications.
With respect to troriluzole, which we are currently developing for the treatment of ataxias and other neurologic disorders, with SCA as our initial indication, there are currently no approved drug treatments for spinocerebellar ataxias in the United States. We are also developing troriluzole for the potential treatment of Alzheimer’s disease, OCD and GAD and if we continue to pursue those indications, we would face substantial competition from companies that develop or sell products that treat Alzheimer’s disease, OCD or GAD. With respect to BHV-5000, which we are developing for the treatment of neuropsychiatric conditions the market size and competition will depend on each indication. For example, indications such as CRPS and Rett syndrome have limited treatment options while other indications, such as depression, have multiple approved treatments.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors, is essential for most patients to be able to afford products such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by third-party payors will have an effect on our ability to successfully commercialize our product candidates, if approved, and attract additional collaboration partners to invest in the development of our product candidates. Coverage under certain government programs, such as Medicare, Medicaid and Tricare, may not be available for certain of our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and adequate reimbursement in the United States, the European Union or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
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
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse health care providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.
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
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:
•the demand for any products for which we may obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and adequate reimbursement approval for a product;
•our ability to generate revenues and achieve or maintain profitability; and
•the level of taxes that we are required to pay.

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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:
•issuing warning or untitled letters;
•seeking an injunction or imposing civil or criminal penalties or monetary fines;
•suspension or imposition of restrictions on operations, including product manufacturing;
•seizure or detention of products, refusal to permit the import or export of products, or requesting that we initiate a product recall;
•suspension or withdrawal of our marketing authorizations;
•suspension of any ongoing clinical trials;
•refusal to approve pending applications or supplements to applications submitted by us; or
•requiring us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization.
Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.
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
Even if the FDA approves the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use them. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue or any profits from operations. The degree of market acceptance of our product candidates that are approved for commercial sale will depend on a variety of factors, including:
•the efficacy and potential advantages compared to alternative treatments;
•effectiveness of sales and marketing efforts;
•the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•our ability to offer our products, if approved, for sale at competitive prices;

•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement;
•the prevalence and severity of any side effects;
•any restrictions on the use of our products, if approved, together with other medications; and
•other potential advantages over alternative treatment methods.
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
We are party to several license agreements under which we in-license patent rights and other intellectual property related to our business, including a license agreement with BMS, under which we were granted an exclusive license relating to rimegepant and BHV-3500, a license agreement with ALS Biopharma and Fox Chase Chemical Diversity Center, Inc., pursuant to which we were assigned intellectual property rights relating to troriluzole, a license agreement with Catalent, pursuant to which we were granted an exclusive license to use their Zydis technology in the development of BHV-0223 and rimegepant, license agreements with AstraZeneca, pursuant to which we were granted exclusive licenses relating to BHV-5000 and verdiperstat.
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
The agreements under which we currently in-license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects. If any of our current or future licenses or material relationships or any in-licenses upon which our current or future product candidates are based are terminated or breached, we may:
•lose our rights to develop and market our product candidates;
•lose patent protection for our product candidates;
•experience significant delays in the development or commercialization of our product candidates;
•not be able to obtain any other licenses on acceptable terms, if at all; or
•incur liability for damages.
If we experience any of the foregoing, it could harm our business, financial condition and results of operations.
We rely on third parties to conduct our preclinical studies and clinical trials and if these third parties perform in an unsatisfactory manner, our business could be substantially harmed.
We have historically conducted, and we intend to continue to conduct our clinical trials, using our own clinical resources, while also leveraging expertise and assistance from contract research organizations ("CROs") as appropriate. We do not currently have the ability to independently conduct large-scale clinical trials, such as a Phase 3 clinical trial, without outside assistance.
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
Any failure to achieve and maintain compliance with these laws, regulations and standards could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of our product candidates under development;
•delay in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;
•subjecting third-party manufacturing facilities or our own facilities to additional inspections by regulatory authorities;
•requirements to cease distribution or to recall batches of our product candidates;
•suspension of manufacturing of our product candidates;
•revocation of obtained approvals; and
•inability to meet commercial demands for our product candidates in the event of approval.
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
Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, including:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•the clinical trials conducted as part of these collaborations may not be successful;
•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for clinical trials, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our shareholders about the status of such product candidates;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•product candidates developed in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities for us with respect to such product candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
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
We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA, National Medical Products Administration or similar foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under existing license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.
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
In the United States, the European Union, and other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively ACA was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include:
•an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;
•a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer and 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•new requirements to report certain financial arrangements with physicians and certain others, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•establishment of the Center for Medicare Innovation at the Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA or our business or financial condition.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have an adverse effect on our customers and accordingly, our financial operations.
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
Further, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration’s "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in

September 2018, the Center for Medicare and Medicaid Services ("CMS") announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although some of these and other proposals will require authorization through additional legislation to become effective, members of Congress and the Trump Administration have stated that they will continue to seek new legislative and administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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
Although we do not currently have any products on the market, if we obtain FDA approval for our product candidates, and begin commercializing those products in the United States, our operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and Physician Payments Sunshine Act and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things our current business operations, including our clinical research activities proposed sales and marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The U.S. laws that may affect our ability to operate include:

•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, and as amended again by the Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, commonly referred to as the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to HIPAA, i.e. health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;
•the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•the U.S. federal Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers;
•state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources;
•state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities;
•state and local laws that require the registration of pharmaceutical sales representatives;
•state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•European and other foreign law equivalents of each of these laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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
We have obtained orphan drug designation in the United States for troriluzole in SCA, BHV-0223 in ALS, BHV-5000 in Rett syndrome and verdiperstat in multiple system atrophy. We may seek orphan drug designation for other product candidates in the future. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.
Our ability to obtain orphan drug exclusivity for BHV-0223 for ALS is contingent upon a showing that BHV-0223 is clinically superior to Rilutek and Tiglutik in the treatment of ALS. Clinical superiority may be demonstrated by showing that a drug has greater effectiveness than the approved drug, greater safety in a substantial portion of the target population, or otherwise makes a major contribution to patient care. If we are unable to demonstrate that BHV-0223 is clinically superior to other approved riluzole products, we will not be entitled to the orphan drug exclusivity for BHV-0223 for ALS, which could adversely affect our business and our ability to market and sell BHV-0223 if it is approved for sale. Additionally, if Tiglutik, or any other approved riluzole product, receives orphan exclusivity, then BHV-0223 would need to demonstrate clinical superiority to Tiglutik or such other product in order to receive either marketing approval or orphan drug exclusivity.
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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
•our right to transfer or assign the license; and
•the effects of termination.
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
In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations, and may not adequately protect our business or our innovations or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:
•others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology, such as compounds or formulations that are similar to our product candidates, but that are not covered by the claims of the patents that we own or control, assuming such patents have issued or do issue;
•we or our licensors or any future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
• our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•third parties performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license;
•parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;
•we may not develop or in-license additional proprietary technologies that are patentable;
•we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all; and
•the patents of others may have an adverse effect on our business.
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
Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and the European Union. If we commercialize our product candidates in foreign markets, we will be subject to additional risks and uncertainties, including:
•economic weakness, including inflation, or political instability in particular economies and markets;
•the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, many of which vary between countries;
•different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•tariffs and trade barriers;
•other trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or foreign governments;
•longer accounts receivable collection times;
•longer lead times for shipping;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad ;
•workforce uncertainty in countries where labor unrest is common;
•language barriers for technical training;
•reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;
•foreign currency exchange rate fluctuations and currency controls;
•differing foreign reimbursement landscapes;
•uncertain and potentially inadequate reimbursement of our products; and
•the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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
As of December 31, 2018, we had 63 employees, all of which were employed directly by our U.S. subsidiary, Biohaven Pharmaceuticals, Inc. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our share price has been and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common shares at or above the price paid for the shares. The market price for our common shares may be influenced by many factors, including:
•positive or negative results, including preliminary or topline results, of preclinical studies and clinical trials reported by us, strategic partners or competitors;
•any delay in the commencement, enrollment and the ultimate completion of clinical trials;
•technological innovations or commercial product introductions by us or competitors;
•failure to successfully develop and commercialize any of our product candidates;

•developments, announcements or changes in government regulations relating to drug products, including related to drug pricing, reimbursement and healthcare coverage;
•delays in in-licensing or acquiring additional complementary product candidates;
•developments concerning proprietary rights, including patents and litigation matters;
•public concern relating to the commercial value or safety of any of our product candidates;
•financing or other corporate transactions, or inability to obtain additional funding;
•announcements relating to our arrangements with BMS, AstraZeneca or RPI;
•failure to meet or exceed expectations of the investment community;
•actual or anticipated variations in our operating results;
•changes in financial estimates by us or by any securities analysts who might cover our shares;
•announcements by therapeutic drug product providers related to pricing of therapeutics;
•announcements of significant licenses, acquisitions, strategic partnerships or joint ventures by us or our competitors;
•publication of research reports or comments by securities or industry analysts;
•recruitment or departure of key personnel;
•sales of our common shares, including sales by our directors and officers or specific shareholders;
•general market or regulatory conditions in the pharmaceutical industry or in the economy as a whole; or
•other events and factors, many of which are beyond our control.
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
Our directors and executive officers, and entities affiliated with them, in the aggregate, beneficially own approximately 24% of our common shares. These shareholders, acting together, would be able to control or significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. Some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their shares at prices substantially below the current market price of our common shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders.

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
Provisions in our memorandum and articles of may discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that not all members of the board are elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which shareholders can remove directors from the board;
•establish advance notice requirements for shareholder proposals that can be acted on at shareholder meetings and nominations to our board of directors;
•require that shareholder actions must be effected at a duly called shareholder meeting and prohibit actions by our shareholders by written consent;
•limit who may call shareholder meetings;
•authorize our board of directors to issue preferred shares without shareholder approval, which could be used to institute a shareholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 75% of the votes that all our shareholders would be entitled to cast to amend or repeal certain provisions of our memorandum and articles of association.
Any provision of our memorandum and articles of association or BVI law that has the effect of delaying or deterring a change of control could limit the opportunity for our shareholders to receive a premium for their common shares, and could also affect the price that some investors are willing to pay for our common shares.
Sales of a substantial number of our common shares in the public market could occur at any time. This could cause the market price of our common shares to drop significantly, even if our business is doing well.
Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities.
As of February 26, 2019, we had 44,262,658 common shares outstanding, and 44,262,658 of these shares are freely tradable without restrictions or further registration under the Securities Act except, subject to certain restrictions applicable to shares held by our affiliates as defined in Rule 144 under the Securities Act.
In addition, we have filed a registration statement on Form S-8 registering the issuance of 12,849,968 common shares subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options for granted awards and, in the case of our affiliates, the restrictions of Rule 144.
Additionally, the holders of approximately 7.9 million common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.
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
We will have broad discretion in the use of our existing cash, and may invest or spend our cash in ways with which you do not agree and in ways that may not increase the value of your investment.
We will have broad discretion over the use of our cash. You may not agree with our decisions, and our use of cash may not yield any return on your investment. We expect to use our existing cash to advance and expand the development of our CGRP receptor antagonist platform, including our planned NDA filings in 2019, and glutamate modulation platform product candidates, begin development of our myeloperoxidase platform and for working capital and general corporate purposes, including satisfaction of any of our milestone payment obligations under our license agreements. In addition, we may use a portion of our existing cash to pursue our strategy to in-license or acquire additional drug candidates. Our failure to apply our cash effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash.
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
Our management is also required to annually evaluate our internal control over financial reporting and include a report on the effectiveness of these controls in our Annual Reports on Form 10-K. If we are unable to continue to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
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
While statutory provisions do exist in BVI law for derivative actions to be brought in certain circumstances, shareholders in BVI business companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI business company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The BVI courts are also unlikely to: (i) recognize or enforce against us judgments of courts in the United States based on certain civil liability provisions of U.S. securities law; or (ii) to impose liabilities against us, in original actions brought in the BVI, based on certain civil liability provisions of U.S. securities laws that are penal in nature or that relate to taxes or similar fiscal or revenue obligations or would be viewed as contrary to BVI public policy or the proceedings pursuant to which judgment was obtained were contrary to natural justice. There is no statutory recognition in the BVI of judgments obtained in the United States, although any final and conclusive monetary judgment obtained against a BVI business company in a U.S. court, for a definite sum, may be treated by the courts of the BVI as a cause of action in itself so that no retrial of the issues would be necessary provided that in respect of the judgment of the U.S. court:
•The U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;
•The judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;
•In obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the U.S. court;
•Recognition or enforcement of the judgment in the BVI would not be contrary to public policy; and
•The proceedings pursuant to which judgment was obtained were not contrary to natural justice.
The laws of the BVI relating to the protection of minority shareholders differ from those under U.S. law and, in some circumstances, may offer less protection.
The BVI Act includes the following statutory remedies which minority shareholders in the company can rely upon:
•If the company or a director of the company engages in or proposes to engage in conduct, that contravenes the BVI Act or our memorandum and articles of association, a shareholder may apply to the BVI court for an order directing the company or its director(s) to comply with or restraining the company or a director from engaging in conduct that contravenes the BVI Act or our memorandum and articles of association.
•Under the BVI Act, minority shareholders have a statutory right to bring a derivative action in the name of and on behalf of the company in circumstances where the company has cause of action against its directors. This remedy is available at the discretion of the BVI court which will take a number of factors into account before granting or refusing a leave to proceed to the relevant shareholder, including whether such action is in the interests of the company, the cost of such action and whether there are alternative remedies that the shareholder concerned may rely upon.
•A shareholder of the company may bring an action against the company for breach of duty owed to him or her as a shareholder. This would typically be relevant in a situation where a shareholder is aggrieved by the company for breach of an entitlement or right under the company’s memorandum and articles of association.
•A shareholder of the company who considers that the affairs of the company have been, are being or likely to be, conducted in a manner that is, or any act or acts of the company have been, or are, likely to be oppressive, unfairly discriminatory, or unfairly prejudicial to him in that capacity, may apply to the BVI court for an order to remedy the situation. Again, this is a discretionary remedy and the BVI court will only award it if they are satisfied that it is just and equitable to do so.

•A shareholder may apply for a liquidation of the company under the Insolvency Act 2003 of the BVI, and the BVI court should not refuse such an application merely because there are no assets to distribute to the shareholder. Shareholders can also by resolution appoint a liquidator of a BVI business company under the BVI Act if the company is solvent or under the Insolvency Act 2003 if the company is insolvent.
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
Risks related to recent and potential changes to regulatory legislation in the British Virgin Islands could lead to increased costs for us to comply with additional regulatory and reporting requirements.
As the global regulatory and tax environment evolves, we may be subject to new or different statutory and regulatory requirements. For example, on January 1, 2019 the Economic Substance (Companies and Limited Partnerships) Act, 2018 of the British Virgin Islands (the "Economic Substance Act") came into force and related regulations and guidance are anticipated in due course. It is difficult to predict what impact the adoption of these laws or regulations, or changes in the interpretation of existing laws or regulations could have on us, however, compliance with various additional obligations may create additional costs that may be borne by us or otherwise affect our management and operation.
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
Although we do not believe we were a PFIC for our taxable year ended December 31, 2017 and do not currently expect to be a PFIC for our taxable year ending December 31, 2018 or future taxable years, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies which in some circumstances are unclear and subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which, in our current and future taxable years, we may not be able to fully control, for example, with respect to income attributed to us from entities owned 25% or more by us. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering, including in our recent IPO.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
In August 2017, we entered into a lease agreement to consolidate our headquarters into a free standing building in New Haven, Connecticut comprising of 10,366 square feet of office space, which we began occupying during the fourth quarter of 2018. The lease had a term of 85 months and commenced on January 1, 2018, with the ability to extend to 120 months. We had the option to purchase the property for $2.7 million and exercised that option in December 2018.
We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares began trade on the New York Stock Exchange under the symbol "BHVN". The last reported sale price of our common shares on the NYSE on February 26, 2019 was $44.13 per share.
Stock Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE IPO *
$250
$200
$150
$100
$50
05/04/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
Biohaven Pharmaceutical Holding Company Ltd.
S&P 500
S&P Biotechnology

_______________________________________________________________________________
* $100 invested on May 4, 2017 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Shareholders
As of February 26, 2019, there were 59 shareholders of record of our common shares. The actual number of holders of our common shares is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Use of Proceeds from Registered Securities
Not applicable.
Item 6.    Selected Consolidated Financial Data
We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2015 and the consolidated balance sheet data as of December 31, 2016 and 2015 was derived from our historical audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development(1)	$189,951	$89,441	$55,529	$7,559
General and administrative(1)	34,603	18,141	5,109	2,137
Total operating expenses	224,554	107,582	60,638	9,696
Loss from operations	(224,554)	(107,582)	(60,638)	(9,696)
Other income (expense):
Interest expense	(38)	(906)	(385)	—
Non-cash interest expense on liability related to sale of future royalties	(11,726)	—	—	—
Change in fair value of warrant liability	(1,182)	(3,241)	154	—
Change in fair value of derivative liability	—	512	(65)	(370)
Change in fair value of contingent equity liability	—	(13,082)	(2,263)	—
Loss from equity method investment	(2,808)	(1,885)	(247)	—
Other	(147)	—	—	—
Total other income (expense), net	(15,901)	(18,602)	(2,806)	(370)
Loss before provision for income taxes	(240,455)	(126,184)	(63,444)	(10,066)
Provision for income taxes	467	1,006	90	—
Net loss and comprehensive loss	(240,922)	(127,190)	(63,534)	(10,066)
Net loss attributable to non-controlling interests	—	—	143	(4)
Accretion of beneficial conversion feature on Series A preferred shares	—	(12,006)	—	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(240,922)	$(139,196)	$(63,677)	$(10,062)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(6.15)	$(5.00)	$(5.05)	$(0.91)
Weighted average common shares outstanding—basic and diluted	39,188,458	27,845,576	12,608,366	11,009,277
_______________________________________________________________________________

(1) Includes non-cash stock-based compensation expense, as follows:

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands)
Research and development	$8,371	$6,933	$2,382	$1,527
General and administrative	8,554	6,306	2,221	1,310
	$16,925	$13,239	$4,603	$2,837

	As of December 31,
	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$264,249	$131,468	$23,565	$1,460
Working capital(1)	252,805	127,236	16,093	1,558
Total assets	290,012	146,888	27,017	1,892
Notes payable, net of discount	—	—	4,216	—
Accounts payable	10,752	4,721	746	—
Accrued expenses	8,782	4,708	2,980	—
Non-recourse debt related to sale of future royalties, net	117,515	—	—	—
Warrant liability	—	4,021	780	—
Derivative liability	—	—	512	—
Contingent equity liability, non-current	—	—	18,938	—
Notes payable to related parties	—	—	595	—
Convertible preferred shares	—	—	43,270	—
Total shareholders’ equity	150,920	131,971	(45,033)	1,087
_______________________________________________________________________________

(1) We define working capital as current assets less current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. Our product candidates are small molecules based on three distinct mechanistic platforms — calcitonin gene-related peptide ("CGRP"), receptor antagonists, glutamate modulators and myeloperoxidase, or MPO, inhibition — which we believe have the potential to significantly improve existing treatment approaches across a diverse set of neurological indications with high unmet need in both large markets and orphan indications. Our programs include the following:

Product	Platform	Indication	Development Stage
Rimegepant	CGRP	Acute treatment and prevention of migraine
Three pivotal Phase 3 trials for acute treatment complete; long-term safety ongoing. Trial for prevention initiated in the fourth quarter of 2018. NDA submissions for Zydis ODT and tablet formulations for acute treatment anticipated in the second quarter of 2019.

BHV-3500	CGRP	Acute treatment and prevention of migraine	Phase 1 complete. Phase 2/3 trial expected to begin in first quarter of 2019.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in SCA complete; Extension trial ongoing. Phase 3 trial to begin in second quarter of 2019.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Phase 2/3 ongoing.
Troriluzole	Glutamate	Alzheimer’s disease	Phase 2/3 ongoing.
Troriluzole	Glutamate	Generalized Anxiety Disorder ("GAD")	Phase 2/3 ongoing.
BHV-0223	Glutamate	Amyotrophic Lateral Sclerosis (“ALS”)	NDA filed with FDA in fourth quarter of 2018. Prescription Drug User Fee Act ("PDUFA") date of July 21, 2019.
BHV-5000	Glutamate	Neuropsychiatric disorders	Phase 1 trial completed 2018; Additional nonclinical studies anticipated for 2019.
Verdiperstat	MPO	Neuroinflammation	Phase 3 trial for the treatment of multiple system atrophy ("MSA") expected to begin in third quarter of 2019.

CGRP Platform

Study 301/Study 302
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute and preventive treatment of migraine. In March 2018, we announced positive topline data from our first two pivotal Phase 3 trials ("Study 301" and "Study 302") for the acute treatment of migraine.
Study 303
On December 3, 2018, we announced positive topline data from a randomized, controlled Phase 3 clinical trial ("BHV3000-303" or "Study 303") evaluating the efficacy and safety of our Zydis ODT formulation of rimegepant for the acute treatment of migraine. Additional secondary and exploratory outcome measures from this study are anticipated to be presented at upcoming scientific meetings in 2019. The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the U.S. Food and Drug Administration ("FDA"), and provide the basis for planned submissions of new drug applications ("NDA"), to the FDA for the Zydis ODT and tablet formulations in 2019. If either NDA is approved by the FDA, we expect to launch rimegepant in 2020.
Long-term Safety Study
On December 10, 2018, we announced the results of an interim analysis from our ongoing long-term safety study ("BHV3000-201" or "Study 201"). In addition to the interim safety analysis, preliminary exploratory open-label efficacy data from Study 201 suggest that rimegepant may be associated with a reduction in migraine days per month (30 days) compared to the observational lead-in period, suggesting a potential preventive effect that warrants further study. We initiated a double-blind, placebo-controlled trial examining regularly scheduled dosing of rimegepant 75mg for the preventive treatment of migraine in November 2018. Subjects will continue to participate in Study 201 with additional data analyses to be submitted to the FDA in connection with the planned NDA submissions, including the required 120-day safety update.
Additional Clinical Trials
In November 2017, the FDA agreed to our initial acute treatment pediatric study plan. In February 2018, a request for scientific advice for rimegepant was submitted to the Committee for Medicinal Products for Human Use ("CHMP"), a committee of the European Medicines Agency ("EMA"), and feedback was received in June 2018. Based on this feedback, we believe we have several potential pathways to approval.
A fourth Phase 3 clinical trial to evaluate the efficacy and safety of rimegepant as a preventive therapy for migraine was initiated in the fourth quarter 2018.
BHV-3500
Administration of intranasal BHV-3500 in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. The compound is expected to advance into a Phase 2/3 trial to evaluate efficacy for the acute treatment of migraine in the first quarter of 2019. We believe that intranasal BHV-3500 may provide an ultra-rapid onset of action that could be used in a complimentary fashion with other migraine treatment when the speed of onset is critical to a patient.
Glutamate Platform
We are developing three product candidates that modulate the body’s glutamate system. Two of these product candidates, troriluzole, previously referred to as trigriluzole or BHV-4157, and BHV-0223, act as glutamate transporter modulators, while our product candidate BHV-5000 is an antagonist of the glutamate N-methyl-D-aspartate ("NMDA"), receptor.
Troriluzole for Ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been spinocerebellar ataxia ("SCA"). We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. We plan to initiate a second randomized, controlled trial in the second quarter of 2019 to further evaluate the efficacy of troriluzole in SCA. The clinical observations from our Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into an additional randomized, controlled trial that could provide the data needed to serve as the basis for an NDA.
Troriluzole for Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in obsessive compulsive disorder, or OCD, commenced in December 2017. We expect to complete the randomization of this trial by the end of 2019. In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease has advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In July 2018, we received authorization to proceed from the FDA and subsequently commenced the trial. We expect to complete enrollment and announce interim futility results for this trial in the fourth quarter of 2019. We began enrollment in a Phase 2/3 clinical trial of troriluzole in GAD in February 2019 and expect to complete enrollment of this trial by the end of 2019.
BHV-0223
We are developing BHV-0223 for the treatment of ALS. In January 2018, we announced positive results of a bioequivalence study with BHV-0223 and marketed riluzole, thus providing pivotal data that we believe are sufficient for the filing of an NDA with the FDA, allowing us to pursue the regulatory approval of BHV-0223 for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act. An NDA was submitted in September 2018 and the PDUFA data is in July 2019.

BHV-5000
We are also developing BHV-5000, an orally available, first-in-class, low-trapping NMDA receptor antagonist, for the treatment of neuropsychiatric diseases. One potential target indication includes Complex Regional Pain Syndrome ("CRPS"). CRPS is a rare, chronic pain condition typically affecting limbs and triggered by traumatic injury. Accompanying symptoms also include chronic inflammation and reduced mobility in the affected areas. Other disorders of interest include treatment-resistant major depressive disorder and Rett syndrome. Rett syndrome is a rare and severe genetic neurodevelopmental disorder for which no approved treatments are currently available. We acquired worldwide rights to BHV-5000 under an exclusive license agreement with AstraZeneca AB in October 2016. We selected a lead formulation at the end of 2017 and completed single dosing in a Phase 1 clinical trial of BHV-5000 in January 2018 to evaluate its pharmacokinetic properties. Nonclinical studies are ongoing to support future trials.

MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of MSA, a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca AB. We have entered into an exclusive license agreement with AstraZeneca AB for the product candidate and, after reactivating the IND, plan to initiate a Phase 3 clinical trial of verdiperstat for the treatment of MSA in the third quarter2019. In February 2019, we received orphan drug designation from the FDA for the treatment of MSA. Verdiperstat has also received orphan drug designation for the treatment of MSA from the European Commission upon recommendation from the European Medicines Agency's Committee for Orphan Medicinal Products.
Financings and Other Recent Developments
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations primarily with proceeds from sales of equity, and other financing transactions. Subsequent to our initial public offering ("IPO"), we raised funds through sales of our equity in private placements, as well as through the sale of a revenue participation right related to future royalties.
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
In March 2018, we sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52.0 million after deducting underwriting discounts and commissions of $2.8 million and other offering expenses of $0.2 million. Subsequent to the closing of the Private Placement, we paid BMS the $50.0 million upfront payment under the BMS Amendment.
In June 2018, we entered into a funding agreement ("Funding Agreement") to sell tiered, sales-based royalty rights on global net sales of the pharmaceutical products containing the compounds rimegepant or BHV-3500 and certain derivative compounds thereof ("Products") to RPI Finance Trust ("RPI"). We issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100.0 million in cash. Specifically, the participation rate commences at 2.1 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.5 percent on annual global net sales exceeding $1.5 billion.
Concurrently, we entered into a common stock purchase agreement with RPI, pursuant to which we issued and sold 1,111,111 common shares to RPI. RPI paid $45.00 per share, resulting in net proceeds of $49.9 million after deducting offering expenses of $0.1 million.
In December 2018, we closed on an underwritten public offering of 3,859,060 common shares, including the full exercise of the underwriters' option to purchase additional shares, at a price to the public of $37.25 per share. The aggregate net proceeds to us from the offering, after deducting the underwriting discounts and commissions and offering expenses payable, were approximately $134.5 million.
As of December 31, 2018, we had cash of $264.2 million.  Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation. We believe that our cash as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:
•expenses incurred under agreements with contract research organizations (“CROs”) or contract manufacturing organizations (“CMOs”), as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
•employee-related expenses, including salaries, benefits, travel and non-cash share-based compensation expense for employees engaged in research and development functions;
•costs related to compliance with regulatory requirements;
•payments made in cash, equity securities or other forms of consideration under third-party licensing agreements.
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
The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:
•the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
•establishment of an appropriate safety profile with IND-enabling studies;
•successful patient enrollment in, and the initiation and completion of, clinical trials;
•the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•establishment of commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
•acquisition, maintenance, defense and enforcement of patent claims and other intellectual property rights;
•significant and changing government regulation;
•initiation of commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•maintenance of a continued acceptable safety profile of the product candidates following approval.
General and Administrative Expenses
General and administrative expenses include salaries, benefits, travel expense and non-cash share-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, accounting and audit services.
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
Other Income (Expense)
Change in Fair Value of Warrant Liability
In connection with entering into a credit agreement, we issued warrants to purchase common shares to two of our directors in connection with a guarantee of our obligations under the agreement. We previously classified the warrants as a liability on our consolidated balance sheet because each warrant represented a freestanding financial instrument that was not indexed to our shares. The warrant liability was initially recorded at fair value upon entering into the credit agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. On January 26, 2018, the anti-dilution price protection provisions contained within the warrants expired. Due to the expiration of these provisions, we discontinued classification of these warrants as a liability, and have accordingly reclassified them to additional paid-in capital within shareholders' equity.
Loss from Equity Method Investment
From August 2016 through December 2018, we purchased shares of common stock in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”) in a series of transactions. As of December 31, 2018 and 2017, we owned approximately 41.9% and 43.3%, respectively, of the outstanding shares of Kleo’s common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net, in our consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our consolidated balance sheet.
Non-Cash Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for the Funding Agreement with RPI as a liability financing. The debt is amortized under the effective interest rate method and, accordingly, we are recording non-cash interest expense over the estimated term of the Funding Agreement. The liability related to sale of future royalties, and the debt amortization, are based on our current estimate of future royalties expected to be paid over the term of the Funding Agreement. These estimates include projections we make and projections from outside the Company and involve significant judgment and involve inherent uncertainties. We will periodically assess the expected royalty payments and, if materially different than our previous estimate, will prospectively adjust and recognize the related non-cash interest expense. The transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Funding Agreement.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement, BPI was profitable during the twelve months ended December 31, 2018, 2017 and 2016, and BPI is subject to taxation in the United States. Our provision for income taxes has historically been comprised of Federal alternative minimum tax, and state taxes through December 31, 2017, and federal tax due to general business credit limitations and state taxes in 2018.
As of December 31, 2018, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to excess credits.

Results of Operations
Comparison of the Years Ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$189,951	$89,441	$100,510
General and administrative	34,603	18,141	16,462
Total operating expenses	224,554	107,582	116,972
Loss from operations	(224,554)	(107,582)	(116,972)
Other income (expense):
Interest expense	(38)	(906)	868
Non-cash interest expense on liability related to sale of future royalties	(11,726)	—	(11,726)
Change in fair value of warrant liability	(1,182)	(3,241)	2,059
Change in fair value of derivative liability	—	512	(512)
Change in fair value of contingent equity liability	—	(13,082)	13,082
Loss from equity method investment	(2,808)	(1,885)	(923)
Other	(147)	—	(147)
Total other income (expense), net	(15,901)	(18,602)	2,701
Loss before provision for income taxes	(240,455)	(126,184)	(114,271)
Provision for income taxes	467	1,006	(539)
Net loss and comprehensive loss	(240,922)	(127,190)	$(113,732)
Accretion of beneficial conversion feature on Series A preferred shares	—	(12,006)	12,006
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	(240,922)	(139,196)	$(101,726)

Research and Development Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$6,134	$3,950	$2,184
Troriluzole	13,222	13,139	83
Rimegepant	75,719	48,122	27,597
BHV-3500	11,241	5,728	5,513
BHV-5000	2,147	1,918	229
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	19,882	14,304	5,578
BMS Amendment upfront license payment	50,000	—	50,000
Other	11,606	2,280	9,326
Total research and development expenses	$189,951	$89,441	$100,510
Research and development expenses were $190.0 million for the year ended December 31, 2018, compared to $89.4 million for the year ended December 31, 2017. The increase of $100.5 million was primarily due to an increase of $50.0 million due to the BMS Amendment upfront payment, $27.6 million in direct costs for our rimegepant program, $5.6 million in personnel costs, $5.5 million in direct costs for our BHV-3500 program, $2.2 million in direct costs for our BHV-0223 program and $9.3 million in unallocated external costs.
The increases in direct costs for our rimegepant and BHV-0223 programs were primarily due to an increase in the number of clinical trials during the year ended December 31, 2018. The increase in costs for BHV-3500 was primarily a result of further clinical development and advancement of the programs compared to the prior period.
The increase in personnel costs of $5.6 million was primarily a result of hiring additional research and development personnel. Our headcount in research and development increased to 41 as of December 31, 2018, compared to 29 as of December 31, 2017. Non-cash share-based compensation expense, included in personnel-related costs, was $8.4 million for the year ended December 31, 2018 compared to $6.9 million for the year ended December 31, 2017, an increase of $1.4 million.
General and Administrative Expenses
General and administrative expenses were $34.6 million for the year ended December 31, 2018, compared to $18.1 million for the year ended December 31, 2017. The increase of $16.5 million was primarily due to increases in personnel-related costs, including non-cash share-based compensation, due to the hiring of additional personnel in our general and administrative functions, preparation for commercialization activities, professional fees supporting ongoing business operations, and additional costs to comply with requirements of operating as a public company. Our headcount, excluding of research and development personnel, increased to 22 as of December 31, 2018 compared to 13 as of December 31, 2017. Non-cash share-based compensation expense, included in personnel-related costs, was $8.6 million for the year ended December 31, 2018, an increase of $2.3 million as compared to the same period in 2017.
Other Income (Expense), Net
Other income (expense), net was a net expense of $15.9 million for the year ended December 31, 2018, compared to net expense of $18.6 million for the year ended December 31, 2017. The decrease of $2.7 million in net expense was primarily due to a $13.1 million decrease in fair value of the contingent equity liabilities associated with our license agreements with BMS and AstraZeneca in 2017, which did not occur in 2018, and a $2.1 million larger decrease in fair value of the warrant liabilities associated with the warrants issued in connection with our Wells Fargo credit agreement during 2017 compared to 2018, which was satisfied upon our initial public offering in May 2017 ("IPO"), mostly offset by an increase in the expense related to the non-cash interest expense on our liability related to the sale of future royalties of $11.7 million.
Provision for Income Taxes
We recorded a provision for income taxes of $0.5 million for the year ended December 31, 2018, compared to $1.0 million for the year ended December 31, 2017. We recorded a tax provision for the year ended December 31, 2018 for the state income taxes of BPI’s profitable operations in the United States during that period and federal income taxes due to general business credit limitations.  Due to tax reform enacted in the United States in December 2017, we are no longer subject to the alternative minimum tax.

Comparison of the Years Ended December 31, 2017 and December 31, 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$89,441	$55,529	$33,912
General and administrative	18,141	5,109	13,032
Total operating expenses	107,582	60,638	46,944
Loss from operations	(107,582)	(60,638)	(46,944)
Other income (expense):
Interest expense	(906)	(385)	(521)
Change in fair value of warrant liability	(3,241)	154	(3,395)
Change in fair value of derivative liability	512	(65)	577
Change in fair value of contingent equity liability	(13,082)	(2,263)	(10,819)
Loss from equity method investment	(1,885)	(247)	(1,638)
Total other income (expense), net	(18,602)	(2,806)	(15,796)
Loss before provision for income taxes	(126,184)	(63,444)	(62,740)
Provision for income taxes	1,006	90	916
Net loss and comprehensive loss	$(127,190)	$(63,534)	$(63,656)
Net income attributable to non-controlling interests	—	143	(143)
Accretion of beneficial conversion feature on Series A preferred shares	(12,006)	—	(12,006)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(139,196)	$(63,677)	$(75,519)

Research and Development Expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
BHV-0223	$3,950	$380	$3,570
Troriluzole	13,139	11,761	1,378
Rimegepant	48,122	25,139	22,983
BHV-3500	5,728	—	5,728
BHV-5000	1,918	13,550	(11,632)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	14,304	4,137	10,167
Other	2,280	562	1,718
Total research and development expenses	$89,441	$55,529	$33,912
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
The increase in personnel costs of $10.2 million in personnel-related costs was primarily as a result of hiring additional personnel to support our expanding number of clinical trials and preparing for potential commercialization of BHV-0223. Our headcount in research and development increased to 29 as of December 31, 2017, compared to 6 as of December 31, 2016. Personnel-related costs for the years ended December 31, 2017 and 2016 included non-cash share-based compensation expense of $6.9 million and $2.4 million, respectively. The increase in non-cash share-based compensation was a result of hiring new personnel and the impact of higher stock price on both our employee and non-employee non-cash share-based compensation expense.
The increase in other unallocated costs was primarily due to increased use of research and development consultants that support activities across multiple drug candidate programs as well as the increased purchase of supplies used across all programs.
General and Administrative Expenses
General and administrative expenses were $18.1 million for the year ended December 31, 2017, compared to $5.1 million for the year ended December 31, 2016. The increase of $13.0 million was primarily due to increases of $5.9 million in personnel-related costs, including non-cash share-based compensation, due to the hiring of additional personnel in our general and administrative functions, $5.8 million in professional fees supporting ongoing business operations, including increased compliance and other costs associated with becoming a public company. Personnel-related costs for the years ended December 31, 2017 and 2016 included non-cash share-based compensation expense of $6.3 million and $2.2 million, respectively. The increase in non-cash share-based compensation was a result of hiring new personnel and the impact of higher stock price on both our employee and non-employee non-cash share-based compensation expense.
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
In March 2018, we sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52.0 million after deducting underwriting discounts and commissions of $2.8 million and other offering expenses of $0.2 million. Subsequent to the closing of the Private Placement, we paid BMS the $50.0 million upfront payment under the BMS Amendment.
In June 2018, we entered into the Funding Agreement to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or BHV-3500 and Products to RPI. We issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100.0 million in cash. Specifically, the participation rate commences at 2.10 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.50 percent on annual global net sales exceeding $1.5 billion.
Concurrently, we entered into a common stock purchase agreement with RPI, pursuant to which we issued and sold 1,111,111 common shares to RPI. RPI paid $45.00  per share, resulting in net proceeds of $49.9 million after deducting offering expenses of $0.1 million.
In December 2018, we closed on an underwritten public offering of 3,859,060 common shares, including the full exercise of the underwriters' option to purchase additional shares, at a price to the public of $37.25 per share. The aggregate net proceeds to us from the offering, after deducting the underwriting discounts and commissions and offering expenses payable, were approximately $134.5 million.
As of December 31, 2018, we had cash of $264.2 million. Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(197,141)	$(94,815)	$(29,504)
Net cash used in investing activities	(10,540)	(7,168)	(3,026)
Net cash provided by financing activities	340,462	209,759	54,762
Net increase in cash	$132,781	$107,776	$22,232
Operating Activities
During the year ended December 31, 2018, operating activities used $197.1 million of cash, an increase of $102.3 million as compared to the year ended December 31, 2017.  The increase in cash usage was primarily due to the $50.0 million upfront payment under the BMS Amendment, and increases in cash paid for clinical trials, including increases in upfront payments to CROs related to our rimegepant clinical trials, personnel, professional fees and other infrastructure costs.
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

Investing Activities
During the year ended December 31, 2018, we used $10.5 million of cash in investing activities, an increase of $3.3 million as compared to the year ended December 31, 2017.  The increase was primarily due to an increase in the amount invested for building improvements, and the purchase of our headquarters for $2.7 million, during the year ended December 31, 2018, as compared to the year ended December 31, 2017. In November 2018 we purchased 1,420,818 shares of Kleo's preferred stock for cash consideration of $5.0 million. As of December 31, 2018 our ownership in the outstanding stock of Kleo was 41.9%.
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
Financing Activities
During the year ended December 31, 2018, net cash provided by financing activities was $340.5 million, an increase of $130.7 million compared to the year ended December 31, 2017.  The increase was primarily due to an increase in funds raised through equity offerings and sales of future royalties, proceeds from the exercise of stock options, and a decrease in the amount of offering costs paid in the year ended December 31, 2018, as compared to the year ended December 31, 2017.
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
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our costs will also increase as we:
•Complete our ongoing long-term safety study of rimegepant, Phase 1 supporting trials of rimegepant and our ongoing Phase 3 clinical trial to evaluate rimegepant as a preventive therapy for migraine;
•complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA and our ongoing Phase 2/3 trials of troriluzole in OCD, Alzheimer’s disease and GAD and, conduct a second randomized controlled trial to assess the efficacy of troriluzole in SCA;
•conduct support activities for future clinical trials of BHV-5000;
•conduct our planned Phase 2/3 clinical trial of BHV-3500 and related support activities;
•conduct our planned Phase 3 clinical trial of verdiperstat in multiple system atrophy;
•continue to initiate and progress other supporting studies required for regulatory approval of our product candidates, including long-term safety studies, drug-drug interaction studies, preclinical toxicology and carcinogenicity studies;
•make required milestone and royalty payments under the license agreements by which we acquired some of the rights to our product candidates;
•make required royalty payments to RPI under the Funding Agreement;
•initiate preclinical studies and clinical trials for any additional indications for our current product candidates and any future product candidates that we may pursue;
•continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;
•continue to develop, maintain, expand and protect our intellectual property portfolio;

•pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials, including rimegepant and BHV-0223;
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•hire additional clinical, medical, commercial, and development personnel; and
•incur additional legal, accounting and other expenses in operating as a public company.
We expect that our existing cash will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements into the fourth quarter of 2020. The assumption for cash usage through this date assumes that planned programs and expenditures continue and that we do not reduce, stop or curtail programs or other spending. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured.
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
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•the costs and timing of hiring new employees to support our continued growth;
•the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•the extent to which we acquire or in-license other product candidates and technologies;
•the costs of manufacturing commercial-grade product and necessary inventory to support commercial launch;
•the costs associated with payment of milestones and royalties under existing contractual arrangements and/or in-licensing additional products candidates to augment our current pipeline; and
•the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Research commitments(1)	$16,949	$16,604	$345	$—	$—
Total	$16,949	$16,604	$345	$—	$—
_______________________________________________________________________________

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
Pursuant to our Funding Agreement with RPI entered in June 2018, we have a commitment to make revenue participation payments to RPI on future global net sales of rimegepant or BHV-3500.
Under the 2018 AstraZeneca Agreement, we are obligated to pay milestone payments to AstraZeneca totaling up to $55.0 million upon the achievement of specified regulatory and commercial milestones and up to $50.0 million upon the achievement of specified sales-based milestones. In addition, we will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of specified approved products, subject to specified reductions.
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
Under our license agreement with MGH, we are obligated to pay an annual license maintenance fee of up to $0.1 million, to make clinical and regulatory milestone payments of up to $0.8 million and commercial milestone payments of up to $2.5 million, and to pay royalties based on net sales at a low single-digit percentage.
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
Under our license agreement with Rutgers, we are obligated to pay an annual license maintenance fee of up to less than $0.01 million per year, to make clinical and regulatory milestone payments of up to $0.8 million, and to pay royalties based on net sales of products at a low single-digit percentage, subject to a minimum amount of up to $100.0 million per year.
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
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:
•vendors, including central laboratories, in connection with preclinical development activities;
•CROs and investigative sites in connection with preclinical and clinical studies; and
•CMOs in connection with drug substance and drug product formulation of preclinical and clinical trial materials.
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
Non-Cash Share-Based Compensation
We measure stock options and other share-based awards granted to employees, non-employees, and directors based on the fair value on the date of the grant and recognize the corresponding non-cash compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have only issued stock options with service-based vesting conditions and record the expense for these awards using the straight-line method.

Prior to the adoption of Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting ("ASU 2018-07"), which is discussed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, for share-based awards granted to consultants and non-employees, we recognized non-cash compensation expense over the period during which services were rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using the then-current fair value of our common shares and updated assumption inputs in the Black-Scholes option-pricing model.
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
We utilized the Black-Scholes option pricing model to value the warrant liability. The Black-Scholes option pricing model incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the number of shares for which the warrants will be exercisable, the fair value per share of the underlying common shares issuable upon exercise of the warrants, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares. The fair value per share of the common shares was based on the closing trading price of the shares on January 26, 2018, the day of expiration, and the increase in the fair value of the common shares during the time period from December 31, 2017 to expiration is the primary reason for the increase in the fair value of the warrant liability during the same period. We were a private company prior to the IPO in May 2017 and therefore lacked company-specific historical and implied volatility information of our shares. Therefore, we estimated the expected share volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% expected dividend yield based on the fact that the We have never paid or declared dividends and does not intend to do so in the foreseeable future.
Equity method investment, including related impairment
An assessment of whether or not we have the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of December 31, 2018 and December 31, 2017, and will be performed as of each subsequent reporting date. After each of these assessments, we concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct its research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, we concluded that our investment in Kleo should be accounted for under the equity method.  Changes related to this assessment could have a material impact on our financial statements.
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
Non-Cash Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for the Funding Agreement with RPI as a liability financing. The debt will be amortized under the effective interest rate method and, accordingly, we are recognizing non-cash interest expense over the estimated term of the Funding Agreement. The liability related to sale of future royalties, and the debt amortization, are based on our current estimate of future royalties expected to be paid over the term of the Funding Agreement. These estimates include projections we make and projections from outside the Company and involve significant judgment and involve inherent uncertainties. We will periodically assess the expected royalty payments and, if materially different than our previous estimate, we will adjust the liability and prospectively recognize related non-cash interest expense. The transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Funding Agreement.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks
Interest Rate Risk
The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. In August 2017, we repaid all outstanding amounts under the Credit Agreement and, as a result, we no longer have any exposure to interest rate risk related to indebtedness as of December 31, 2018. As of December 31, 2018 and 2017, we had cash of $264.2 million and $131.5 million, respectively. As of December 31, 2018, we held our cash in non-interest-bearing money market accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates.
Prior to the completion of our IPO in May 2017, we adopted an investment policy related to the use of the net proceeds from the sale of our common shares in our IPO, pursuant to which we hold such net proceeds in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations.
We do not engage in any hedging activities against changes in interest rates or any other market risks. We do not have any foreign currency or other derivative financial instruments.
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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Remediation of Previously-Identified Material Weaknesses in Internal Control over Financial Reporting
In connection with the preparation of our financial results for the years ended December 31, 2014 and 2015, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective as a result of material weaknesses in our control over financial reporting. The material weaknesses remained unremediated as of September 30, 2018 as despite making progress towards the remediation of the material weaknesses, they could not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses previously identified in our internal control over financial reporting included the following:
•We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the following material weakness:
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries. Additionally, we did not design and maintain controls over the appropriate classification and presentation of accounts and disclosures in the financial statements.
•We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions. Specifically, we did not design and maintain controls to analyze, account for and disclose complex licensing agreements, income taxes, variable interest entities, debt arrangements, equity method investments, share-based compensation arrangements, derivative liabilities, warrants to purchase common shares and contingently issuable equity.
•We did not design and maintain controls over our supervision and review of the completeness and accuracy of third-party vendors' computations supporting our common share valuations.
•We did not design and maintain controls over the operating effectiveness of information technology, or IT, general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain effective controls over program change management; user access, including segregation of duties; or computer operations.

In response to the identified material weaknesses, we took a number of actions to improve our internal control over financial reporting during the year ended December 31, 2018, including the following:
•Finalized design and implementation of our financial control environment, including policies and procedures, transaction-level controls, entity-level controls, information technology general controls, and controls over the maintenance of appropriate segregation of duties.
•Implemented controls over journal entries and account reconciliations.
•Implemented controls over the supervision and review of the completeness and accuracy of analyses performed by third-party vendors.
•Hired additional finance staff with significant experience with financial controls and reporting under generally accepted accounting principles.
•Completed the implementation of a new enterprise resource planning system, a new share-based compensation system, and a new external financial reporting software.
•Implemented formal disclosure controls and procedures, including controls over the accounting and disclosure for significant unusual transactions, the formalization of a disclosure committee, and requiring management sub-certifications from employees in key functional areas.
•Engaged a third party firm to support our compliance with Section 404 of the Sarbanes-Oxley Act and finalized a project supporting design and operating effectiveness of our internal controls over financial reporting.
Management concluded that, as a result of the implementation of these actions during the year ended December 31, 2018, and the results of our testing over the design and operating effectiveness of controls, our remediation efforts have been successful and that the previously-identified material weaknesses in our internal controls have been remediated as of December 31, 2018.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2019 Annual Meeting of Shareholders (the "2019 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our 2019 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2019 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2019 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2019 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2019 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.The following documents are filed as part of this report:

(1) Financial Statements:
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.
(2) Financial Statement Schedules:
All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.
(3) Exhibits.

Exhibit Number*	Description of Document
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

Exhibit Number*		Description of Document
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

Exhibit Number*		Description of Document
10.10	+
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

21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (contained on signature page hereto).
31.1		Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	@	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
* The XBRL instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
# Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.
+ Indicates management contract or compensatory plan.
@  These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
Date: February 28, 2019	By:	/s/ VLAD CORIC, M.D. Vlad Coric, M.D. Chief Executive Officer (On behalf of the Registrant and as the Principal Executive Officer)
	By:	/s/ JIM ENGELHART Jim Engelhart Chief Financial Officer (Principal Financial Officer)
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

Signature	Title	Date

/s/ VLAD CORIC, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Vlad Coric, M.D.
/s/ JAMES ENGELHART	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019
James Engelhart
/s/ DECLAN DOOGAN, M.D.	Director	February 28, 2019
Declan Doogan, M.D.
/s/ ERIC AGUIAR, M.D.	Director	February 28, 2019
Eric Aguiar, M.D.
/s/ GREGORY H. BAILEY, M.D.	Director	February 28, 2019
Gregory H. Bailey, M.D.
/s/ ROBERT REPELLA	Director	February 28, 2019
Robert Repella
/s/ JOHN W. CHILDS	Director	February 28, 2019
John W. Childs
/s/ JULIA P. GREGORY	Director	February 28, 2019
Julia P. Gregory

Biohaven Pharmaceutical Holding Company Ltd.
Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Biohaven Pharmaceutical Holding Company Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Biohaven Pharmaceutical Holding Company Ltd. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of convertible preferred shares and shareholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 28, 2019
We have served as the Company's auditor since 2017.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash	$264,249	$131,468
Prepaid expenses and other current assets	8,090	5,197
Total current assets	272,339	136,665
Property and equipment, net (Note 6)	6,248	2,344
Equity method investment (Note 5)	11,414	7,847
Other assets	11	32
Total assets	$290,012	$146,888
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	10,752	4,721
Accrued expenses	8,782	4,708
Total current liabilities	19,534	9,429
Non-recourse debt related to sale of future royalties, net (Note 8)	117,515	—
Warrant liability	—	4,021
Other long-term liabilities	2,043	1,467
Total liabilities	139,092	14,917
Commitments and contingencies (Note 16)
Shareholders' equity:
Common shares, no par value; 200,000,000 shares authorized as of December 31, 2018 and 2017; 44,197,549 and 36,057,748 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	554,384	311,061
Additional paid-in capital	40,104	23,556
Accumulated deficit	(443,568)	(202,646)
Total shareholders' equity	150,920	131,971
Total liabilities, convertible preferred shares and shareholders' equity	$290,012	$146,888

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$189,951	$89,441	$55,529
General and administrative	34,603	18,141	5,109
Total operating expenses	224,554	107,582	60,638
Loss from operations	(224,554)	(107,582)	(60,638)
Other income (expense):
Interest expense	(38)	(906)	(385)
Non-cash interest expense on liability related to sale of future royalties	(11,726)	—	—
Change in fair value of warrant liability	(1,182)	(3,241)	154
Change in fair value of derivative liability	—	512	(65)
Change in fair value of contingent equity liability	—	(13,082)	(2,263)
Loss from equity method investment	(2,808)	(1,885)	(247)
Other	(147)	—	—
Total other income (expense), net	(15,901)	(18,602)	(2,806)
Loss before provision for income taxes	(240,455)	(126,184)	(63,444)
Provision for income taxes	467	1,006	90
Net loss and comprehensive loss	(240,922)	(127,190)	(63,534)
Net loss attributable to non-controlling interests	—	—	143
Accretion of beneficial conversion feature on Series A preferred shares	—	(12,006)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(240,922)	$(139,196)	$(63,677)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(6.15)	$(5.00)	$(5.05)
Weighted average common shares outstanding—basic and diluted	39,188,458	27,845,576	12,608,366

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED SHARES AND
SHAREHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share and per share amounts)

	Series A Convertible Preferred Shares		Common Shares				Total Biohaven Pharmaceutical Holding Company Ltd. Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Non-Controlling Interests	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2015	—	$—	11,569,000	$8,665	$4,258	$(11,779)	$1,144	$(57)	$1,087
Issuance of common shares, net of offering costs of $120	—	—	1,519,500	11,279	—	—	11,279	—	11,279
Issuance of common share warrant in connection with license agreement (Note 13)	—	—	—	—	2,127	—	2,127	—	2,127
Issuance of Series A convertible preferred shares, net of cash offering costs of $1,730	4,305,209	38,270	—	—	—	—	—	—	—
Issuance of Series A convertible preferred shares as payment of related offering costs	105,010	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred shares in settlement of contingent equity liability (Note 13)	538,150	5,000	—	—	—	—	—	—	—
Acquisition of BPI (Note 18)	—	—	—	—	(509)	—	(509)	(86)	(595)
Non-cash share-based compensation expense	—	—	—	—	4,603	—	4,603	—	4,603
Net loss	—	—	—	—	—	(63,677)	(63,677)	143	(63,534)
Balances as of December 31, 2016	4,948,369	43,270	13,088,500	19,944	10,479	(75,456)	(45,033)	—	(45,033)
Issuance of Series A convertible preferred shares, net of offering costs of $1,334	4,305,182	38,666	—	—	—	—	—	—	—
Issuance of Series A convertible preferred shares as payment of offering costs	105,009	—	—	—	—	—	—	—	—
Beneficial conversion feature on Series A convertible preferred shares	—	(12,006)	—	—	12,006	—	12,006	—	12,006
Accretion of beneficial conversion feature on Series A convertible preferred shares	—	12,006	—	—	(12,006)	—	(12,006)	—	(12,006)
Issuance of common shares as payment for equity investment (Note 5)	—	—	32,500	352	—	—	352	—	352
Conversion of Series A convertible preferred shares to common shares	(9,358,560)	(81,936)	9,358,560	81,936	—	—	81,936	—	81,936
Issuance of common shares in settlement of contingent equity liability	—	—	1,883,523	32,020	—	—	32,020	—	32,020
Issuance of common shares upon completion of initial public offering, net of offering costs	—	—	11,385,000	176,128	—	—	176,128	—	176,128
Issuance of common share warrant as consideration for services	—	—	—	—	93	—	93	—	93
Exercise of stock options	—	—	309,665	681	(255)	—	426	—	426
Non-cash share-based compensation expense	—	—	—	—	13,239	—	13,239	—	13,239
Net loss	—	—	—	—	—	(127,190)	(127,190)	—	(127,190)
Balances as of December 31, 2017	—	—	36,057,748	311,061	23,556	(202,646)	131,971	—	131,971
Issuance of common shares as payment for license agreement	—	—	109,523	4,080	—	—	4,080	—	4,080
Issuance of common shares upon completion of equity offerings, net of offering costs	—	—	6,970,171	230,339	—	—	230,339	—	230,339
Exercise of ALS Biopharma warrants, net settlement of shares	—	—	489,359	—	—	—	—	—	—
Reclassification of warrant liability to equity	—	—	—	—	5,203	—	5,203	—	5,203
Exercise of stock options	—	—	570,748	8,904	(5,580)	—	3,324	—	3,324
Non-cash share-based compensation expense	—	—	—	—	16,925	—	16,925	—	16,925
Net loss	—	—	—	—	—	(240,922)	(240,922)	—	(240,922)
Balances as of December 31, 2018	—	$—	44,197,549	$554,384	$40,104	$(443,568)	$150,920	$—	$150,920
The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(240,922)	$(127,190)	$(63,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	16,925	13,239	4,603
Non-cash interest expense on non-recourse debt related to sale of future royalties	11,726	—	—
Issuance of common shares as payment for license agreement	4,080	—	—
Non-cash interest expense	—	784	374
Fair value of contingent equity liability under license agreements	—	—	21,675
Fair value of warrants issued as consideration for license agreement	—	—	2,127
Change in fair value of warrant liability	1,182	3,241	(154)
Change in fair value of derivative liability	—	(512)	65
Change in fair value of contingent equity liability	—	13,082	2,263
Loss from equity method investment	2,808	1,885	247
Deferred tax assets	—	9	—
Other non-cash items	269	64	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,893)	(4,730)	24
Other assets	21	(32)	—
Accounts payable	5,390	3,975	678
Accrued expenses	3,697	1,341	2,148
Other long-term liabilities	576	29	(16)
Net cash used in operating activities	(197,141)	(94,815)	(29,504)
Cash flows from investing activities:
Purchases of property and equipment	(4,165)	(541)	(26)
Purchase of equity method investment	(6,375)	(6,627)	(3,000)
Net cash used in investing activities	(10,540)	(7,168)	(3,026)
Cash flows from financing activities:
Proceeds from issuance of common shares	190,125	179,996	11,399
Proceeds from sale of future royalties	106,047	—	—
Proceeds from issuance of common stock related to sale of future royalties	43,953	—	—
Proceeds from issuance of Series A preferred shares	—	40,000	40,000
Proceeds from borrowings	—	—	5,000
Proceeds from exercise of stock options	3,324	426	—
Payments of related party notes payable	—	(595)	—
Repayment of notes payable	—	(5,000)	—
Payments of offering costs	(2,987)	(5,068)	(1,507)
Payments of debt issuance costs	—	—	(197)
Advanced payment for the second closing of Series A preferred stock	—	—	67
Net cash provided by financing activities	340,462	209,759	54,762
Net increase in cash	132,781	107,776	22,232
Cash at beginning of period	131,468	23,692	1,460
Cash at end of period	$264,249	$131,468	$23,692
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$122	$11
Cash paid for income taxes	$333	$1,049	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$1,018	$—	$134
Series A convertible preferred share offering costs included in accrued expenses	$—	$—	$343
Issuance of warrants to guarantor and co-guarantor of notes payable	$—	$—	$934
Beneficial conversion feature on Series A preferred shares	$—	$12,006	$—
Accretion of beneficial conversion feature on Series A preferred shares	$—	$12,006	$—
Issuance of Series A preferred shares as payment of offering costs	$—	$1,242	$975
Issuance of Series A preferred shares in settlement of contingent equity liability	$—	$—	$5,000
Issuance of common shares as payment of equity investment	$—	$352	$—
Issuance of notes payable to related parties in connection with acquisition of BPI	$—	$—	$595
Purchases of property and equipment under financing lease	$—	$1,787	$—
The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
1. Nature of the Business and Basis of Presentation
Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us” or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. Our product candidates are based on multiple mechanisms —calcitonin gene-related peptide (“CGRP”) receptor antagonists, glutamate modulators and myeloperoxidase ("MPO") inhibitor—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications. The most advanced product candidate from the Company’s CGRP receptor antagonist platform is rimegepant, which the Company is developing for the acute and preventive treatment of migraine and for which it has completed three Phase 3 clinical trials in acute treatment of migraine.
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
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions. Investments in companies in which the Company owns less than a 50% equity interest and where it has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting.
Biohaven Pharmaceuticals, Inc.
The Company has historically outsourced all of the research and clinical development for its programs under a master services agreement (the "MSA") with Biohaven Pharmaceuticals, Inc. ("BPI"). BPI was incorporated in the state of Delaware in July 2013. The three founders of BPI, each of whom owned 33.33% of the equity of BPI through December 31, 2016, are related parties of the Company (see Note 18). Substantially all of the operations of BPI have been performed in service to the Company under the terms of the MSA, and substantially all of the revenue for the operations of BPI was provided by us.
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
Initial Public Offering
On May 3, 2017, the Company's registration statement on Form S-1 relating to its initial public offering of its common shares (the "IPO") was declared effective by the Securities and Exchange Commission ("SEC"). The IPO closed on May 9, 2017 and the Company issued and sold 9,900,000 common shares at a public offering price of $17.00 per share for net proceeds of $152,651 after deducting underwriting discounts and commissions of $11,781 and other offering expenses of approximately $3,868. Upon the closing of the IPO, all convertible preferred shares then outstanding converted into an aggregate of 9,358,560 common shares. In addition, on May 9, 2017, the underwriters of the IPO fully exercised their option to purchase additional shares, and on May 11, 2017, the Company issued and sold 1,485,000 common shares for net proceeds of $23,478 after

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1.Nature of the Business and Basis of Presentation (Continued)
deducting underwriting discounts and commissions of $1,767. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering costs, were $176,128.
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
In June 2018, the Company entered into a funding agreement (the "Funding Agreement") to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or BHV-3500 and certain derivative compounds thereof ("Products") to RPI Finance Trust ("RPI") in exchange for $100,000 in cash (see Note 8). Also in June 2018, in connection with the Funding Agreement, the Company entered into a common stock purchase agreement ("Purchase Agreement") with RPI, pursuant to which the Company, in a private placement, issued and sold 1,111,111 common shares of the Company to RPI. RPI paid the Company $45.00 per share for gross proceeds of $50,000,000 (see Note 11). The aggregate net proceeds to the Company from the transactions with RPI, after deducting issuance costs of $377, was $149,623.
In December 2018, we closed on an underwritten public offering of 3,859,060 of common shares, including the full exercise of the underwriters' option to purchase additional shares, at a price to the public of $37.25 per share. The aggregate net proceeds to us from the offering, after deducting the underwriting discounts and commissions and offering expenses payable, were approximately $134,485.
Through December 31, 2018, the Company has funded its operations primarily with proceeds from sales of preferred and common shares and proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $240,922, $127,190 and $63,534 during the years ended December 31, 2018, 2017 and 2016, respectively. In addition, as of December 31, 2018, the Company had an accumulated deficit of $443,568. The Company expects to continue to generate operating losses for the foreseeable future. As of February 28, 2019, the issuance date of these consolidated financial statements, the Company expects that its cash of $264,249 as of December 31, 2018 will be sufficient to fund operating expenses, financial commitments and other cash requirements through at least one year after the issuance date of these financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.
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
Equity Method Investments, Including Related Impairment
Investments in non-public companies in which the Company owns less than a 50% equity interest and where it has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting. The Company's proportionate share of the net income or loss of the equity method investment is included in other income (expense), net in the consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the investment on the consolidated balance sheet. Dividends received reduce the carrying value of the investment.
An assessment of whether or not we have the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of December 31, 2018 and December 31, 2017, and will be performed as of each subsequent reporting date. After each of these assessments, we concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct its research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, we concluded that our investment in Kleo should be accounted for under the equity method.  Changes related to this assessment could have a material impact on our financial statements.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. As of December 31, 2018, the Company's property and equipment consisted of an office building, office equipment and computer equipment. As of December 31, 2017, the Company's property and equipment consisted of office equipment and computer equipment, as well as construction in progress comprised of computer software and leasehold improvements.
The fixed assets have the following useful lives:

Building	30 years
Office equipment	3 - 5 years
Computer software	3 - 5 years
Computer equipment	3 years
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)
charged to expense as incurred. Property and equipment are monitored regularly for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.
Fair Value Measurements
Certain assets of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.

•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The Company's warrant liability, derivative liability and contingent equity liability are carried at fair value, based upon Level 3 inputs described above (see Note 3). The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Segment Information
The Company manages its operations as a single segment, the development of therapies targeting neurological diseases, for the purposes of assessing performance and making operating decisions. All of the Company's tangible assets are held in the United States.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, non-cash share-based compensation and benefits, third-party license fees, and external costs of vendors engaged to conduct clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.
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
Non-Cash Share-Based Compensation
The Company measures stock options granted to employees, non-employees, and directors based on the fair value on the date of the grant and recognizes non-cash compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues stock options with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company also issues, from time to time, stock options with performance-based vesting conditions and records the expense for these awards when the Company concludes that it is probable that the performance condition will be achieved.
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
Prior to the adoption of ASU 2018-07 for share-based awards granted to non-employees, including consultants, non-cash compensation expense was recognized over the period during which services were rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of the unvested awards were remeasured using the then-current fair value of the Company's common shares and updated assumption inputs in the Black-Scholes option-pricing model.
After adoption of ASU 2018-07, the measurement date for non-employee awards is the date of the grant. The non-cash compensation expense for non-employees is recognized, without changes in the fair value of the award, over the requisite service period, which is the vesting period of the respective award. The non-cash compensation expense for non-employees was measured as of the adoption date of July 1, 2018, and this amount is the basis for prospective expense recognition. All of the Company's non-employee awards were previously measured as of June 30, 2018. Accordingly, no cumulative adjustment to beginning retained earnings was recorded as a result of the ASU 2018-07 adoption, as the measured value prior to adoption and the remeasured value on the date of adoption were materially the same.
The Company classifies non-cash share-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.
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
Warrant Liability
In connection with entering into a credit agreement, the Company issued warrants to purchase common shares to two of the Company's directors in connection with a guarantee of its obligations under the agreement (see Note 9). The Company classifies the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that is not indexed to the Company's own shares. The warrant liability was initially recorded at fair value upon entering into the credit agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the warrant liability will continue to be recognized until the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)
warrants are exercised, expire or qualify for equity classification. Changes in the fair value of the warrant liability, until expiration of the anti-dilution price protection provisions, are recognized as a component of other income (expense), net, in the Company’s consolidated statement of operations and comprehensive loss. Upon expiration of the provision, the Company discontinued classification of these warrants as a liability, and has accordingly reclassified the fair value to additional paid-in capital within shareholders’ equity.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company's tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. The provision for income taxes includes the effects of applicable tax reserves, or unrecognized tax benefits, as well as the related net interest and penalties.
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
Effective January 1, 2018, the Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires entities to show the change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents within the statement of cash flows. The guidance is effective retrospectively.  As a result, the Company retrospectively included

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)
restricted cash in the beginning cash for the twelve months ended December 31, 2017 on the consolidated statement of cash flows, and no longer separately presents transfers between unrestricted cash and restricted cash. The Company did not have restricted cash as of December 31, 2018 or December 31, 2017.
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
Prior to the adoption of ASU 2018-07 for share-based awards granted to non-employees, including consultants, non-cash compensation expense was recognized over the period during which services were rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of the unvested awards were remeasured using the then-current fair value of the Company's common shares and updated assumption inputs in the Black-Scholes option-pricing model.
After adoption of ASU 2018-07, the measurement date for non-employee awards is the date of the grant. The non-cash compensation expense for non-employees is recognized, without changes in the fair value of the award, over the requisite service period, which is the vesting period of the respective award. The non-cash compensation expense for non-employees was measured as of the adoption date of July 1, 2018, and this amount is the basis for prospective expense recognition. All of the Company's non-employee awards were previously measured as of June 30, 2018. Accordingly, no cumulative adjustment to beginning retained earnings was recorded as a result of the ASU 2018-07 adoption, as the measured value prior to adoption and the remeasured value on the date of adoption were materially the same.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 (Accounting Standards Codification (“ASC”) Topic 842) supersedes the previous leases standard, ASC 840, Leases. The standard is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. Subsequently, in July of 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), both of which clarify and enhance the certain amendments made in ASU 2016-02 and will be adopted in conjunction with ASU 2016-02. The Company intends to elect the package of practical expedients and is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

		Fair Value Measurement as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$4,021	$4,021
	$—	$—	$4,021	$4,021
The Company held no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2018.
Valuation of Warrant Liability
The warrant liability in the table above is composed of the fair value of warrants to purchase common shares that the Company issued to two of its directors in connection with a guarantee of its obligations under a credit agreement (see Note 9). On January 26, 2018, the anti-dilution price protection provisions contained within the warrants expired. Due to the expiration of these provisions, the Company discontinued classification of these warrants as a liability, and has accordingly reclassified them to additional paid-in capital within shareholders' equity. On expiration, the fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
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
In April 2017, the agreement with Yale was amended such that if the change-of-control event was an IPO, the change-of-control payment would be due to Yale on the first trading day when Yale was free to sell its equity interest in the Company and the change-of-control fee would be reduced by the dollar value of Yale’s equity interest in the Company on the first trading day when Yale was free to sell its equity interest in the Company. Yale’s equity interest in the Company was subject to a lock-up agreement, which generally restricted Yale’s shares from being traded until October 31, 2017 and accordingly, the amount due to Yale in connection with the change-of-control provision of the agreement, if any, would be determined upon expiration of the lock-up period. The Company continued to remeasure the derivative liability to fair value at each reporting date and recognized

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

3. Fair Value of Financial Assets and Liabilities (Continued)
any changes in the fair value of the derivative liability through October 31, 2017. The derivative liability as of December 31, 2018, and upon expiration of the lock-up period was determined to be $0 based on the value of the Company’s shares on this date.
Valuation of Contingent Equity Liability
BMS.    The fair value of the contingent equity liability recognized in connection with the Company's license agreement with BMS (see Note 13) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent equity liability was determined using the probability-weighted expected returns method ("PWERM"), which considered as inputs the probability of occurrence of events that would trigger the issuance of shares, the expected timing of such events, the value of the contingently issuable equity and a risk-adjusted discount rate. As of December 31, 2016, the assumed probability of occurrence of the event that was most probable of triggering the issuance of shares was 75%, the expected timing of such an event was estimated to be less than one year, the value of the contingently issuable equity was $18,750 and the discount rate was assessed to be 0%. In connection with the closing of the IPO in May 2017, the conditions for issuing shares in connection with the contingent equity liability were satisfied, and accordingly, the Company issued 1,345,374 common shares to BMS. The contingent equity liability was adjusted to fair value immediately prior to the completion of the IPO, and upon issuance of the common shares, the contingent equity liability was reclassified to equity.
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

	Warrant Liability	Derivative Liability	Contingent Equity Liability
December 31, 2016	780	512	18,938
Change in fair value	3,241	(512)	13,082
Issuance of common shares in settlement of contingent equity liability	—	—	(32,020)
December 31, 2017	4,021	—	—
Change in fair value	1,182	—	—
Reclassification to equity	(5,203)	—	—
Balance as at December 31, 2018	$—	$—	$—
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
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2018	2017
Prepaid clinical trial costs	$7,210	$4,642
Prepaid insurance	393	455
Other	487	100
	$8,090	$5,197

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

5. Equity Method Investment (Continued)
In addition to these purchases, in October 2017, the Company purchased an additional aggregate of 2,049,543 shares for cash consideration of $2,253 which allowed the Company to maintain its relative ownership interest in Kleo. As of December 31, 2017, the Company's ownership interest in the outstanding stock of Kleo was 43.3%. Upon completion of the fourth and final tranche investment in January 2018, the Company's ownership increased to 46.6%.
In November 2018, the Company participated in Kleo's Series B funding raise. The Company purchased 1,420,818 shares for cash consideration of $5,000. As of the close of the Series B funding raise, and as of December 31, 2018, the Company's ownership interest in the outstanding common stock of Kleo was 41.9%.
The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo's economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of December 31, 2018 and 2017, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo's economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.
The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company's proportional share of Kleo's net income or loss in each period. The difference between the cost of the Company's investments in Kleo and its proportionate share of the net assets of Kleo was allocated to goodwill and indefinite-lived intangible assets. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo's net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo of $2,808 and $1,885 for its proportionate share of Kleo's net loss for the years ended December 31, 2018 and 2017, respectively.
The carrying value of the Company's investment in Kleo was $11,414 and $7,847 as of December 31, 2018 and 2017, respectively, and is reported as equity method investment on the consolidated balance sheet. The carrying value of the investment represents the Company's maximum loss exposure as of December 31, 2018.
The following table provides a roll forward of the carrying value of the Company's equity method investment:

Carrying Value
Balance as at December 31, 2016	$2,753
Purchase of Kleo common stock	6,979
Loss recognized in connection with equity method investment	(1,885)
Balance as at December 31, 2017	7,847
Purchases of Kleo common stock	6,375
Loss recognized in connection with equity method investment	(2,808)
Balance as at December 31, 2018	$11,414

Summarized financial information for Kleo is as follows:

	December 31,
	2018	2017
Current assets	$23,762	$8,388
Total assets	$24,048	$8,746
Current liabilities	$1,598	$1,415
Total liabilities	$2,054	$4,201

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

5. Equity Method Investment (Continued)

	Year Ended December 31,
	2018	2017	2016
Revenue	$—	$—	$—
Loss from operations	$(6,501)	$(5,646)	$(3,764)
Net loss	$(6,334)	$(5,658)	$(3,727)

6. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2018	2017
Building and Land	$2,200	$—
Building Improvements	3,210	—
Computer Hardware	420	163
Furniture & Fixtures	280	—
Office Equipment	441	26
	$6,551	$189
Accumulated depreciation	(303)	(43)
Construction in progress	—	2,198
	$6,248	$2,344
In August 2017, the Company entered into a lease agreement to consolidate our headquarters into a free standing building in New Haven, Connecticut, which we began occupying during the fourth quarter of 2018. The Company had the option to purchase the property for $2,700 and executed that option in December 2018.
Depreciation expense was $261, $35 and $5 for the years ended December 31, 2018, 2017 and 2016, respectively. Assets under the Company's financing lease included in construction in progress were $0 and $1,787 as of December 31, 2018 and December 31, 2017, respectively (see Note 16).
7. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2018	2017
Accrued employee compensation and benefits	$108	$89
Accrued clinical trial costs	6,753	3,582
Accrued professional fees	1,636	390
Lease liability	—	362
Other	285	285
	$8,782	$4,708

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
8. Liability Related to Sale of Future Royalties
In June 2018, pursuant to the Funding Agreement entered into by the Company and RPI, a Delaware statutory trust, the Company issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products for each calendar quarter during the royalty term contemplated by the Funding Agreement ("Revenue Participation Right"), in exchange for $100,000 in cash. Specifically, the participation rate commences at 2.1% on annual global net sales of up to and equal to $1,500,000, declining to 1.5% on annual global net sales exceeding $1,500,000.
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
The Company concluded that there were two units of accounting for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the Funding Agreement and $50,000 from the Purchase Agreement among the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing stock price on the transaction date, adjusted for the trading restrictions. The transaction costs incurred related to the transactions with RPI of $377 were allocated in proportion to the allocation of total consideration to the two units of accounting. The effective interest rate under the Funding Agreement, including transaction costs, as of December 31, 2018 is approximately 22%.
The following table shows the activity within the liability related to sale of future royalties for the twelve months ended December 31, 2018:

Liability Related to Sale of Future Royalties
Transaction date balance	$106,047
Non-cash interest expense recognized, net of transaction cost amortization	11,726
Balance at December 31, 2018	117,773
Less: Unamortized transaction costs	(258)
Carrying value at December 31, 2018	$117,515

9. Warrants
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
The Company recognized interest expense of $906 and $385 during the twelve months ended months ended December 31, 2017 and 2016, respectively. The Company recognized $784 and $347 related to the accretion of the debt discount during the twelve months ended December 31, 2017 and 2016, respectively.
Notes Payable to Related Parties
On December 31, 2016, the Company entered into stock purchase agreements with each of the stockholders of Biohaven Pharmaceuticals, Inc. ("BPI"), acquiring 100% of the issued and outstanding shares of BPI for aggregate purchase consideration of $595. The Company funded the acquisition through the issuance of promissory notes to each of the former stockholders of BPI. The former stockholders of BPI are shareholders of the Company and also serve as the Company's Chairman of the board

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

9. Warrants (Continued)
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
In connection with the closing of the Company's IPO in May 2017, the notes were paid in full.
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
The fair value of the warrant liability was $4,021 at December 31, 2017. The following table provides income (expense) related to the warrant liability which the Company records net within other income (expense) in the consolidated statements of operations:

	Twelve Months Ended December 31,
	2018	2017	2016
Income (expense) from change in fair value of warrant liability	$(1,182)	$(3,241)	$154

10. Convertible Preferred Shares
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
In December 2018, we closed on an underwritten public offering of 3,859,060 of common shares, including the full exercise of the underwriters' option to purchase additional shares, at a price to the public of $37.25 per share. The aggregate gross proceeds to the Company from the offering, before deducting the underwriting discounts and commissions and offering expenses payable, were approximately $143,750.
Private Placements
In March 2018, the Company sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52,000 (“Private Placement”) after deducting underwriting discounts and commissions of $2,800 and other offering expenses of $200. Subsequent to the closing of the Private Placement, the Company paid BMS the $50,000 upfront payment under the BMS Amendment (see Note 13).
In June 2018, pursuant to the Purchase Agreement between the Company and RPI (Note 8), the Company sold 1,111,111 common shares to RPI at a price of $45.00 per common share for net proceeds of $49,889 after deducting offering expenses of $111.
2018 License Agreement with AstraZeneca
In September 2018, the Company entered into a License Agreement (the “2018 AstraZeneca Agreement”) with AstraZeneca AB (“AstraZeneca”). Under the 2018 AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment of $3,000 and 109,523 shares valued at $4,080 on the settlement date (see Note 13).

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
12. Share-Based Compensation
2014 Equity Incentive Plan
The Company's 2014 Equity Incentive Plan, as amended (the "2014 Plan"), provided for the Company to sell or issue common shares or restricted common shares, or to grant incentive stock options or nonqualified stock options for the purchase of common shares, to employees, members of the board of directors and consultants of the Company. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common share on the date of grant and the term of stock option may not be greater than 10 years.
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
2017 Equity Incentive Plan
In April 2017, the Company's shareholders approved the 2017 Equity Incentive Plan (the "2017 Plan"), which became effective on May 3, 2017 in connection with the Company's IPO. The 2017 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share unit awards, performance-based share awards and other share-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. Upon the effectiveness of the 2017 Plan, there were 2,713,113 shares authorized for issuance under the 2017 Plan. As of December 31, 2017, 1,138,903 shares remained available for future grant under the 2017 Plan. In January 2018, the Board of Directors approved an additional 1,437,227 shares to be issued under the 2017 Plan. As of December 31, 2018, 681,307 shares remained available for future grant under the 2017 Plan. In January 2019, the Board of Directors approved an additional 1,767,901 shares to be issued under the 2017 Plan.
Vesting periods are determined at the discretion of the board of directors. Stock options typically vest over three or four years. The maximum contractual term is 10 years.
During the years ended December 31, 2018, 2017 and 2016 the Company granted options to purchase 1,810,000, 2,335,106 and 417,875 common shares to employees and directors, respectively. The Company recorded non-cash share-based compensation expense for options granted to employees and directors of $11,246, $5,210 and $2,284 during the years ended December 31, 2018, 2017 and 2016, respectively.
During the year ended December 31, 2018, 2017 and 2016 the Company granted options to purchase 145,000, 273,537 and 199,050 common shares to non-employees, respectively. The Company recorded non-cash share-based compensation expense for options granted to non-employees of $5,679, $8,029 and $2,319 during the years ended December 31, 2018, 2017 and 2016, respectively. The Company measures and records the value of non-employee options over the period of time services are provided and, as such, unvested portions are subject to remeasurement at subsequent reporting periods.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

12. Share Based Compensation (Continued)
Stock Option Valuation
The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors under the 2014 Plan and the 2017 Plan (collectively, the "Plans") were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.91%	2.10%	2.19%
Expected term (in years)	6.25	6.02	5.75
Expected volatility	73.03%	73.26%	70.58%
Expected dividend yield	—%	—%	—%
Exercise price	$32.35	$18.47	$9.29
The assumptions that the Company used to determine the grant-date fair value of stock options granted to non-employees under the Plans were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	3.06%	2.35%	2.54%
Expected term (in years)	10	10	10
Expected volatility	74.50%	71.12%	67.16%
Expected dividend yield	—%	—%	—%
Exercise price	$32.42	$18.23	$9.29
Stock Options
Stock option activity under the Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2017	6,151,643	$9.97	8.42	$107,072
Granted	1,955,000	$32.35	9.70
Exercised	(577,288)	$6.26
Forfeited	(85,176)	$22.54
Outstanding as of December 31, 2018	7,444,179	$15.99	8.05	$156,518
Options exercisable as of December 31, 2018	3,854,598	$6.26	6.92	$118,452
Options unvested as of December 31, 2018	3,589,581	$26.46	9.26	$38,066
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares. The total intrinsic value of stock options for the years ended December 31, 2018, 2017 and 2016 was $156,518, $107,072 and $15,991, respectively.
The weighted average grant-date fair value per share of stock options granted for the years ended December 31, 2018, 2017 and 2016 was $22.00, $12.31 and $4.09, respectively.
The total fair value of options vested for the years ended December 31, 2018, 2017 and 2016 was $25,876, $15,494 and $3,381, respectively.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

12. Share Based Compensation (Continued)
Non-Cash Share-Based Compensation
Non-cash share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2018	2017	2016
Research and development expenses	$8,371	$6,933	$2,382
General and administrative expenses	8,554	6,306	2,221
	$16,925	$13,239	$4,603
As of December 31, 2018, total unrecognized compensation cost related to the unvested share-based awards was $61,583, which is expected to be recognized over a weighted average period 3.30 years.
13. License and Other Agreements
Yale Agreement
In September 2013, the Company entered into an exclusive license agreement with Yale (the "Yale Agreement") to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression. As part of the consideration for this license, the Company issued Yale 250,000 common shares and granted Yale the right to purchase up to 10% of the securities issued in specified future equity offerings by the Company, in addition to the obligation to issue shares to prevent anti-dilution. The obligation to contingently issue equity to Yale, which was no longer outstanding as of December 31, 2018, was determined to be a liability, which was accounted for at its fair value of zero at each reporting date.
The Yale Agreement provided for a change-of-control payment to Yale upon the occurrence of a change-of-control event, as defined in the agreement, including an IPO. Upon the occurrence of a change-of-control event, the Company was obligated to pay to Yale the lesser of (i) 5% of the dollar value of all initial and future potential consideration paid or payable by the acquirer or (ii) $1,500. If the change-of-control event was an IPO, the amount the Company would have been obligated to pay to Yale would have been reduced by the value of Yale's equity investment in the Company on the first day that Yale was free to sell its equity interest. The Company classified the change-of-control payment obligation as a liability on its consolidated balance sheet because it represented a contingent obligation to pay a variable amount of cash that may be based, in part, on the value of the Company's own shares. The issuance date fair value of the derivative liability of $14 was recognized as a research and development expense upon entering the agreement with Yale. The Company continued to remeasure the derivative liability to fair value at each reporting date and recognized changes in the fair value of the derivative liability through October 31, 2017. The derivative liability upon expiration of the lock-up period was determined to be $0 based on the value of the Company's shares on that date.
The Company recorded other income (expense) of $0, $512 and $(65) during the years ended December 31, 2018, 2017 and 2016, respectively, for the change in the fair value of the derivative liability. The fair value of the derivative liability was $0 and $0 as of December 31, 2018 and 2017, respectively (see Note 3).
In addition, the Company agreed to pay Yale up to $2,000 upon the achievement of specified regulatory milestones and annual royalty payments of a low single-digit percentage based on net sales of products from the licensed patents, subject to a minimum amount of up to $1,000 per year. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale a low single-digit percentage of sublicense income that it receives. To date, no milestone or royalty payments have been made under this agreement.
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
MGH Agreement
In September 2014, the Company entered into a license agreement (the "MGH Agreement") with The General Hospital Corporation d/b/a Massachusetts General Hospital ("MGH"), pursuant to which MGH granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, related to treating depression with a combination of ketamine and scopolamine. The Company is also obligated to pay MGH annual license maintenance fees and future milestone payments of up to $750 upon the achievement of specified clinical and regulatory milestones and up to $2,500 upon the achievement of specified commercial milestones. The Company has also agreed to pay MGH royalties of a low single-digit percentage based on net sales of products licensed under the agreement. If the Company receives revenue from sublicensing any of its rights under the agreement, the Company is also obligated to pay a portion of that revenue to MGH. To date, no milestone payments have been made under this agreement.
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
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. The Company is obligated to pay $3,000 upon the achievement of specified regulatory milestones with respect to the first licensed product and $1,000 upon the achievement of specified regulatory milestones with respect to subsequently developed products, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the agreement, payable on a quarterly basis. To date, no milestone or royalty payments have been made under this agreement.
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
The Company recorded research and development expenses of $0, $0 and $3,127 during the years ended December 31, 2018, 2017 and 2016, respectively, as a result of the ALS Biopharma Agreement, which amounts consist of the fair value of the shares and warrants upon their issuance to ALS Biopharma.
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
Under the Rutgers Agreement, in the event that the Company experiences a change of control or sale of substantially all of its assets prior to the initiation of a Phase 3 clinical trial related to products licensed under the agreement, and such change of control or sale results in a full liquidation of the Company, the Company will be obligated to pay Rutgers a change-of-control fee equal to 0.30% of the total value of the transaction, but not less than $100. The Company determined that the change-of-control payment should be accounted for as a liability. The fair value of the obligation for all periods presented was $0 based on the Company's assessment that the probability of a change-in-control event occurring prior to the initiation of a Phase 3 clinical trial related to products licensed under the agreement was remote.
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
BMS Agreement
In July 2016, the Company entered into an exclusive, worldwide license agreement with BMS (the "BMS Agreement") for the development and commercialization rights to rimegepant and BHV-3500, as well as other CGRP-related intellectual property. In exchange for these rights, the Company agreed to pay BMS initial payments, milestone payments and royalties on net sales of licensed products under the agreement.
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
The BMS Agreement required the Company to complete a financing transaction with gross proceeds of at least $30,000, of which a minimum of $22,000 was to be from investment in equity prior to October 17, 2016, unless extended by mutual agreement of the Company and BMS. The BMS Agreement was amended, effective October 14, 2016, to extend the deadline

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements (Continued)

for completing the financing transaction to October 31, 2016, on which date the Series A First Closing was completed (see Note 13).
Under the BMS Agreement, the Company also agreed to issue BMS common shares in the amount of $12,500, which shares are contingently issuable upon the earliest to occur of (i) the initiation of a Phase 3 trial for the first licensed compound to reach such milestone, (ii) the Company's IPO or (iii) an event resulting in the change of control of the Company. Under the terms of the BMS Agreement, if the qualifying financing transaction involves the issuance of preferred shares, BMS is entitled to receive preferred shares instead of common shares, at its option. BMS also had the right to purchase up to 8%, on a fully diluted basis, of shares issued in a qualifying financing transaction (as defined in the BMS Agreement) on the same terms and rights as all other investors involved in the financing. The number of shares issuable to BMS under the agreement will be determined by dividing $12,500 by a price per share equal to the lower of (i) the price per share paid by investors in the Series A First Closing, or $9.2911 (see Note 13), or (ii) the price per share paid by investors in any subsequent financing event that occurs prior to the events specified above.
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
In May 2017, in connection with the completion of its IPO, the Company issued 1,345,374 common shares to BMS in satisfaction of its obligation to contingently issue equity securities pursuant to the license agreement and remeasured the contingent equity liability to fair value. The Company recognized expense of $0, $8,809 and $13,125 during the years ended December 31, 2018, 2017 and 2016, respectively, as a result of changes to the fair value of the contingent equity liability prior to its extinguishment in May 2017.
The Company recorded $2,000 and $5,000 of research and development expense related to the BMS Agreement during the year ended December 31, 2018 and 2017, respectively, for the achievement of specified milestones.
Amendment to License Agreement with BMS
In March 2018, the Company entered into an Amendment to License Agreement with BMS (the “BMS Amendment”), which amends the License Agreement between the Company and BMS from July 2016 (the “Original License Agreement” and, as amended by the BMS Amendment, the “BMS License Agreement”). Under the BMS Amendment, the Company paid BMS an upfront payment of $50,000 in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of BHV-3500, recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Loss. Under the Original License Agreement, the Company was obligated to make tiered royalty payments based on annual worldwide net sales of licensed products upon their approval and commercialization, with percentages in the low- to mid-teens.
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
2016 AstraZeneca Agreement
In October 2016, the Company entered into an exclusive license agreement (the "2016 AstraZeneca Agreement") with AstraZeneca, pursuant to which AstraZeneca granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights,

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements (Continued)

including BHV-5000 and BHV-5500. In exchange for these rights, the Company agreed to pay AstraZeneca an upfront payment, milestone payments and royalties on net sales of licensed products under the agreement. The regulatory milestones due under the agreement depend on the indication of the licensed product being developed as well as the territory where regulatory approval is obtained. Development milestones due under the agreement with respect to Rett syndrome total up to $30,000, and, for any indication other than Rett syndrome, total up to $60,000. Commercial milestones are based on net sales of all products licensed under the agreement and total up to $120,000. The Company has also agreed to pay tiered royalties based on net sales of all products licensed under the agreement of mid-single-digit to low double-digit percentages. If the Company receives revenue from sublicensing any of its rights under the 2016 AstraZeneca Agreement, the Company is also obligated to pay a portion of that revenue to AstraZeneca. To date, no payments have been made related to these milestones or royalties. The Company is also required to reimburse AstraZeneca for any fees that AstraZeneca incurs related to the filing, prosecution, defending, and maintenance of patent rights licensed under the 2016 AstraZeneca Agreement.
The 2016 AstraZeneca Agreement expires upon the expiration of the patent rights under the agreement, unless earlier terminated by either party, or on a country-by-country basis ten years after the first commercial sale.
As part of the consideration under the 2016 AstraZeneca Agreement, the Company agreed to issue to AstraZeneca common shares in the amount of $10,000 if the Company completed a qualifying equity financing resulting in proceeds of at least $30,000 prior to December 29, 2016. Under the terms of the 2016 AstraZeneca Agreement, if the qualifying financing transaction involved the issuance of preferred shares, AstraZeneca would be entitled to receive preferred shares instead of common shares, at its option. The number of shares issued would be determined based on the price per share paid by investors in the qualifying financing transaction. Upon the occurrence of the qualifying financing transaction, 50% of the shares would be issuable upon the closing of the transaction (the "First Tranche") and the other 50% would become issuable upon the earlier of (i) the initiation of a Phase 2b or equivalent clinical trial of a product candidate based on the licensed patent rights or (ii) any liquidity event, including an IPO of the Company, any change of control of the Company or any assignment of the Company's rights and obligations under the 2016 AstraZeneca Agreement (the "Second Tranche"). The number of shares issuable to AstraZeneca in each of the First Tranche and the Second Tranche is determined by dividing $5,000 by the price per share paid by investors in the Company's Series A First Closing, or $9.2911 (see Note 11). In addition, AstraZeneca had the right to purchase up to 8%, on a fully diluted basis, of shares issued in such qualifying financing transaction, on the same terms and rights as all other investors involved in the financing.
In October 2016, upon completion of the Series A First Closing (see Note 11), the contingency associated with the First Tranche of contingently issuable equity related to the occurrence of a qualified financing was satisfied. As a result, the Company issued to AstraZeneca 538,150 Series A preferred shares with an aggregate fair value of $5,000, or $9.2911 per share. Upon issuance of the 538,150 Series A preferred shares to AstraZeneca, the Company reclassified the contingent equity liability associated with the First Tranche of $5,000 to the carrying value of Series A preferred shares.
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
In May 2017, in connection with the completion of its IPO, the Company issued 538,149 common shares to AstraZeneca in satisfaction of its obligation to contingently issue the Second Tranche of equity securities pursuant to the license agreement and remeasured the contingent equity liability to fair value. The Company recognized expense of $4,273 and $938 during the years ended December 31, 2017 and 2016, respectively, as a result of changes to the fair value of the contingent equity liability prior to its extinguishment in May 2017.
RPharm Agreement
In November 2017, the Company entered into a consulting agreement with R PHARM US related to the commercial preparation for BHV-0223. In addition to fixed quarterly consulting expenses under the agreement, the Company agreed to pay up to $2,500 upon achievement of specific commercial milestones. During the year ended December 31, 2018 the Company paid $1,400 to R PHARM US under this agreement.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements (Continued)

Catalent Agreements for Rimegepant
In January 2018, the Company entered into an exclusive world-wide license and development agreement with Catalent, Inc. pursuant to which the Company obtained certain license rights to the Zydis ODT technology for use with rimegepant. If the Company obtains regulatory approval or launches a rimegepant product that utilizes the Zydis ODT technology, the Company is obligated to pay Catalent up to $1,500 upon the achievement of specified regulatory and commercial milestones. If the Company commercializes a rimegepant product that utilizes the Zydis ODT technology, the agreement permits the Company to purchase the commercial product from Catalent at a fixed price, inclusive of a royalty. Under the agreement, Catalent will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party until 2031, subject to certain minimum commercial revenues.
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
Revenue Participation Right with RPI Finance Trust
In June 2018, pursuant to the Funding Agreement entered into by the Company and RPI (Note 8), the Company granted to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100.0 million in cash. Specifically, the participation rate commences at 2.1 percent  on annual global net sales of up to and equal to $1.5 billion, declining to 1.5 percent on annual global net sales exceeding $1.5 billion.
In addition, the Company had the option to repurchase 100% of the Revenue Participation Right from RPI for a purchase price of $155.0 million, if the Company entered into a definitive agreement to consummate a change of control. The Company did not exercise the Buy-Back Option which expired in July 2018.
2018 License Agreement with AstraZeneca
In September 2018, the Company entered into the 2018 AstraZeneca Agreement. Under the 2018 AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment of $3,000 and 109,523 shares valued at $4,080 on the date of settlement, both of which are included in research and development expense, and is obligated to pay milestone payments to AstraZeneca totaling up to $55,000 upon the achievement of specified regulatory and commercial milestones and up to $50,000 upon the achievement of specified sales-based milestones. In addition, we will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of specified approved products, subject to specified reductions.
AstraZeneca granted Biohaven exclusive worldwide rights to develop and commercialize AZD3241, an oral myeloperoxidase (“MPO”) inhibitor that AstraZeneca progressed through Phase 2 clinical trials. We plan to conduct a Phase 3 clinical trial of this product candidate, which will now be referred to as verdiperstat, for the treatment of multiple system atrophy (“MSA”), a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments.
We are now solely responsible, and has agreed to use commercially reasonable efforts, for all development, regulatory and commercial activities related to verdiperstat. We may sublicense its rights under the Agreement and, if it does so, will be

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements (Continued)

obligated to pay a portion of any milestone payments received from the sublicensee to AstraZeneca in addition to any milestone payments we would otherwise be obligated to pay. We are also now responsible for the prosecution and maintenance of the patents related to verdiperstat and has the first right to prosecute infringement of the patents and defend challenges to the validity or enforceability of the patents.
The Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country. Each royalty term begins on the date of the first commercial sale of the licensed product in the applicable country and ends on the later of 10 years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The Agreement may be terminated earlier in specified situations, including termination for uncured material breach of the Agreement by either party, termination by AstraZeneca in specified circumstances, termination by us on a country-by-country basis with advance notice and termination upon a party’s insolvency or bankruptcy.
License Agreement with the University of Connecticut
In October 2018, the Company announced it had signed an exclusive, worldwide option and license agreement (the "UConn Agreement") with the University of Connecticut ("UConn") for the development and commercialization rights to UC1MT, a therapeutic antibody targeting extracellular metallothionein. Under this agreement, we have the option to acquire an exclusive, worldwide license to UC1MT and its underlying patents to develop and commercialize throughout the world in all human indications. If the Company chooses to exercise the option, it would be obligated to pay UConn upon the achievement of specified regulatory and commercial milestones, and royalties of a low single-digit percentage of net sales of licensed products sold by the Company, its affiliates or its sublicensees.
14. Income Taxes
As a company incorporated in the British Virgin Islands ("BVI"), the Company is principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company's income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from its losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. BVI has historically outsourced all of the research and clinical development for its programs under a master services agreement with BPI (see Note 18). As a result of providing services under this agreement, BPI was profitable during the years ended December 31, 2018 and 2017, and BPI is subject to taxation in the United States.
The Company's tax provision includes the effects of consolidating the results of operations of BPI, either as a variable interest entity for periods through the acquisition of BPI (see Note 18) or as of December 31, 2018 and 2017 as the Company's wholly owned subsidiary. Due to BPI's history of cumulative losses through September 30, 2016, the Company had recorded no tax benefits for the losses incurred by BPI through that date and had recorded a full valuation allowance against BPI's deferred tax assets, which consisted primarily of its U.S. net operating loss carryforwards for all periods through September 30, 2016. As of December 31, 2016, the Company fully utilized BPI's remaining U.S. net operating loss carryforwards and recorded a full release of the valuation allowance, which did not result in a material impact to the Company's income tax provision.
As of December 31, 2018, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to the generation of tax credits in excess of forecasted taxes. The Company recorded an income tax provision during the year ended December 31, 2018 of $467 which primarily represents certain state taxes for the period and federal taxes due to general business credit limitations.
Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
BVI	$(246,829)	$(130,359)	$(63,677)
Foreign (U.S.)	6,374	4,175	233
Loss before provision for income taxes	$(240,455)	$(126,184)	$(63,444)

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

14. Income Taxes (Continued)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Current income tax provision:
BVI	$—	$—	$—
Foreign (U.S. federal and state)	467	997	99
Total current income tax provision	467	997	99
Deferred income tax provision (benefit):
BVI	—	—	—
Foreign (U.S. federal and state)	—	9	(9)
Total deferred income tax provision (benefit)	—	9	(9)
Total provision for income taxes	$467	$1,006	$90
A reconciliation of the BVI statutory income tax rate of 0% to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
BVI statutory income tax rate	.0%	.0%	.0%
Foreign tax rate differential	.6	1.2	.1
Tax Credits	(3.5)	(2.7)	.0
Change in valuation allowance	3.4	2.2	.0
Other	(.3)	.1	.0
Effective income tax rate	.2%	.8%	.1%
Net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2018	2017
Deferred tax assets:
Foreign net operating loss carryforwards	$—	$—
Tax credits	11,396	2,790
Other	1	1
Total deferred tax assets	11,397	2,791
Deferred tax liabilities:
Other	(440)	(7)
Total deferred tax liabilities	(440)	(7)
Valuation allowance	(10,957)	(2,784)
Net deferred tax assets	$—	$—
As of December 31, 2018 and 2017, the Company had no remaining foreign net operating loss carryforwards. The Company had federal and state research and development credits of $7,569 and $1,623 which begin to expire in 2037. As of December 31, 2018 the Company had federal orphan drug credits of $2,544 which can carryforward into 2038.
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
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018 and 2017 were due primarily to generation of excess credits and were as follows:

	Year Ended December 31,
	2018	2017	2016
Valuation allowance as of beginning of year	$2,784	$—	$16
Decreases recorded as benefit to income tax provision	—	—	(16)
Increases recorded to income tax provision	8,173	2,784	—
Valuation allowance as of end of year	$10,957	$2,784	$—
The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2018 or 2017. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company's statement of operations and comprehensive loss.
BPI files income tax returns in the U.S. and certain state jurisdictions. BPI's U.S. federal and state income tax returns are subject to tax examinations for the tax year ended December 31, 2015 and subsequent years. There are currently no income tax examinations pending.
15. Net Loss per Share
Net Loss per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(240,922)	$(127,190)	$(63,534)
Net (income) loss attributable to non-controlling interests	—	—	143
Accretion of beneficial conversion feature on Series A preferred shares	—	(12,006)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(240,922)	$(139,196)	$(63,677)
Denominator:
Weighted average common shares outstanding—basic and diluted	39,188,458	27,845,576	12,608,366
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(6.15)	$(5.00)	$(5.05)
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

	Year Ended December 31,
	2018	2017	2016
Options to purchase common shares	7,444,179	6,151,643	3,864,425
Warrants to purchase common shares	221,751	821,751	600,000
	7,665,930	6,973,394	4,464,425
In addition to the potentially dilutive securities noted above, as of September 30, 2016, the Company agreed to issue warrants to purchase common shares to each of the Guarantor and Co-Guarantor of the Credit Agreement (see Note 9). In January 2017, the Company issued the warrants to the Guarantor and Co-Guarantor, pursuant to which each director received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. These warrants are included in the table above for the year ended December 31, 2017.
In January 2018, the anti-dilution price protection provisions contained within the warrants issued to each of the guarantor and co-guarantor of the Credit Agreement expired, and upon expiration of the provision, the Company discontinued classification of these warrants as a liability. As such, these warrants are excluded above for the year ended December 31, 2018.
The Company had also agreed under its agreements with AstraZeneca and BMS to issue common shares upon the achievement of specified milestones or upon the occurrence of specified events (see Notes 11 and 13). Because the necessary conditions for issuance of the shares had not been met as of December 31, 2016, the Company excluded these shares from the table above and from the calculation of diluted net loss per share for the year ended December 31, 2016. In May 2017, in connection with the completion of its IPO, the Company issued 538,149 common shares to AstraZeneca and 1,345,374 common shares to BMS in full satisfaction of its obligations to contingently issue equity securities pursuant to the license agreements. Accordingly, the table above does not include any shares related to the agreements with AstraZeneca and BMS for the year ended December 31, 2017.
16. Commitments and Contingencies
Lease Agreement
In December 2016, the Company entered into an assignment agreement to assume an operating lease for its office space in New Haven, Connecticut. The lease agreement expired in October 2018. In addition, the Company entered into a lease agreement for additional space which expired on June 30, 2018. The Company recorded rent expense for these leases as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
Rent expense	$114	$73	$—

In August 2017, we entered into a lease agreement to consolidate our headquarters into a free standing building in New Haven, Connecticut, which we began occupying during the fourth quarter of 2018. The lease had a term of 85 months and commenced on January 1, 2018, with the ability to extend to 120 months. The Company had the option to purchase the property for $2,700 and executed that option in December 2018.
The Company recorded the following for the lease agreement for its new headquarters during the construction period:

	Twelve Months Ended December 31,
	2018	2017	2016
Rent expense	$43	$75	$—
Capitalized costs	3,404	2,198	—

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
Research Commitments
The Company has entered into agreements with several CROs to provide services in connection with its preclinical studies and clinical trials. As of December 31, 2018, the Company had committed to minimum payments under these arrangements of $16,949, of which substantially all are due in the year ended December 31, 2019.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company's amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2018 or 2017.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2018, there were no matters which would have a material impact on the Company's financial results.
17. Related Party Transactions
License Agreement with Yale
On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 13). Yale is a related party because the Company's Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement. As partial consideration for the license under the Yale Agreement, on September 30, 2013, the Company issued to Yale 250,000 common shares, representing 5.1% of the Company's then outstanding equity on a fully diluted basis. The fair value of the shares, totaling $152, was recognized as research and development expense at the time of issuance of the shares. During the years ended December 31, 2018, 2017 and 2016, the Company recognized no material research and development expense under the Yale Agreement, and as of December 31, 2018 and 2017, the Company owed no amounts to Yale.

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
Guarantor and Co-Guarantor Warrants
The Guarantor and Co-Guarantor of the Credit Agreement with Wells Fargo are each shareholders and members of the board of directors of the Company. The Company issued warrants to the Guarantor and Co-Guarantor in exchange for their respective guaranties (see Notes 9). The warrants were issued on January 26, 2017, pursuant to which each director received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share.
Kleo Pharmaceuticals, Inc.
The Company has an investment in the common stock of Kleo (see Note 5). Kleo is a related party because the Company has determined that it exercises significant influence over the operating and financial policies of Kleo. In connection with its investment in Kleo, the Company received the right to designate two members of Kleo’s board of directors, who are the Chairman of the Company’s board of directors and another director of the Company. Also, the President and controlling stockholder of Kleo is a shareholder of the Company. The Company completed the last of four scheduled tranche purchases in January 2018, consisting of 1,375,000 shares for cash consideration of $1,375. In November 2018, the Company participated in Kleo's Series B funding raise. The Company purchased 1,420,818 shares for cash consideration of $5,000. As of December 31, 2018, the Company owned 41.9% of Kleo's outstanding capital stock. The Company has also entered into a clinical development master services agreement with Kleo to assist Kleo with clinical development. As of December 31, 2018, the Company had not performed any services or received any payments under this agreement.
Biohaven Pharmaceuticals, Inc.
BPI is a related party because the three founders, each of whom beneficially owned one-third of the equity of BPI prior to the Company's acquisition of BPI on December 31, 2016 (see Note 18), are shareholders of the Company and also serve as the Company's Chairman of the board of directors, Chief Executive Officer and Chief Medical Officer, respectively. On December 31, 2016, the Company acquired 100% of the capital stock of BPI for aggregate purchase consideration of $595 in the form of promissory notes to each of the former stockholders of BPI. In connection with the closing of the Company's IPO in May 2017, the notes were paid in full, including principal of $595, and accrued interest of $9.
AstraZeneca
The Company entered into an exclusive license agreement with AstraZeneca in October 2016. As part of the consideration under the agreement and in connection with the completion of the Series A First Closing in October 2016 and the completion of the IPO in May 2017, AstraZeneca received shares of the Company's stock (see Notes 1, 11 and 13).
Bristol Myers-Squibb Company
The Company entered into an exclusive license agreement with BMS in July 2016. As part of the consideration under the agreement and in connection with the completion of the Company's IPO in May 2017, BMS received shares of the Company's stock (see Notes 1, 11 and 13). The Company recorded $2,000 and $5,000 of research and development expense related to a payment made during the years ended December 31, 2018 and 2017 for the achievement of a specified milestone.
18. Acquisition of Biohaven Pharmaceuticals, Inc.
The Company has historically outsourced all of the research and clinical development for its programs under a master services agreement (the "MSA") with BPI. The three founders of BPI, each of whom beneficially owned 33% of the equity of BPI prior to the Company's acquisition of BPI on December 31, 2016, are shareholders of the Company and also serve as the Company's Chairman of the board of directors, Chief Executive Officer, and Chief Medical Officer, respectively (see Note 17). BPI is a contract research organization whose only customer is the Company. Since its incorporation, substantially all of the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

18. Acquisition of Biohaven Pharmaceuticals, Inc (Continued)
operations of BPI have been performed in service to the Company under the terms of the MSA, and substantially all of the funding for the operations of BPI was provided by the Company.
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
Because the Company consolidated BPI as a VIE prior to the acquisition, the acquisition of all of the capital stock of BPI did not result in a change of control for accounting purposes and was accounted for as an equity transaction. Accordingly, as of the acquisition date, the $86 carrying value of the non-controlling interest on December 31, 2016 was derecognized and the difference between the carrying value of the non-controlling interest of $86 and the purchase price of $595 was recorded as a $509 reduction to additional paid-in capital. There were no changes to this accounting treatment of BPI during the years ended December 31, 2018 and 2017.
For the year ended December 31, 2016 when the Company consolidated BPI as a VIE, the Company recorded net income of $143 attributable to non-controlling interests.

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

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating expenses:
Research and development	$75,579	$29,052	$47,362	$37,958
General and administrative	7,857	9,064	7,574	10,108
Total operating expenses	83,436	38,116	54,936	48,066
Loss from operations	(83,436)	(38,116)	(54,936)	(48,066)
Other income (expense):
Interest expense	(8)	(13)	(12)	(5)
Non-cash interest expense on liability related to sale of future royalties	—	(501)	(5,633)	(5,592)
Change in fair value of warrant liability	(1,182)	—	—	—
Loss from equity method investment	(728)	(641)	(697)	(742)
Other	(21)	27	(2)	(151)
Total other income (expense), net	(1,939)	(1,128)	(6,344)	(6,490)
Loss before provision for income taxes	(85,375)	(39,244)	(61,280)	(54,556)
Provision for income taxes	87	25	161	194
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(85,462)	$(39,269)	$(61,441)	$(54,750)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(2.32)	$(1.01)	$(1.53)	$(1.34)
Weighted average common shares outstanding—basic and diluted	36,793,090	38,942,545	40,147,735	40,938,709

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

19. Quarterly Financial Data (Unaudited)(Continued)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating expenses:
Research and development	$10,740	$21,019	$34,996	$22,686
General and administrative	3,757	4,199	4,571	5,614
Total operating expenses	14,497	25,218	39,567	28,300
Loss from operations	(14,497)	(25,218)	(39,567)	(28,300)
Other income (expense):
Interest expense	(305)	(362)	(239)	—
Interest income	—	—	10	(10)
Change in fair value of warrant liability	(454)	(2,629)	(2,426)	2,268
Change in fair value of derivative liability	289	223	—	—
Change in fair value of contingent equity liability	(3,375)	(9,707)	—	—
Loss from equity method investment	(218)	(348)	(638)	(681)
Total other income (expense), net	(4,063)	(12,823)	(3,293)	1,577
Loss before provision for income taxes	(18,560)	(38,041)	(42,860)	(26,723)
Provision for income taxes	193	399	55	359
Net loss and comprehensive loss	$(18,753)	$(38,440)	$(42,915)	$(27,082)
Accretion of beneficial conversion feature on Series A preferred shares	(4,000)	(8,006)	—	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(22,753)	$(46,446)	$(42,915)	$(27,082)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(1.74)	$(1.78)	$(1.19)	$(0.75)
Weighted average common shares outstanding—basic and diluted	13,088,861	26,038,192	35,930,698	35,984,111
During the quarter ended December 31, 2017, the Company recorded a $3,294 out-of-period adjustment to increase non-cash share-based compensation expense. Management has concluded that the error is not material to the current or prior period financial statements.