Form 10-Q
period 2019-03-31
Biohaven Pharmaceutical Holding Co Ltd.
filed 2019-05-08
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Small reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	BHVN	New York Stock Exchange
As of May 6, 2019, the registrant had 44,395,494 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$217,407	$264,249
Prepaid expenses and other current assets (Note 4)	9,966	8,090
Total current assets	227,373	272,339
Property and equipment, net	7,157	6,248
Equity method investment (Note 5)	10,514	11,414
Other assets	36	11
Total assets	$245,080	$290,012
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,210	$10,752
Accrued expenses (Note 6)	15,483	8,782
Total current liabilities	23,693	19,534
Liability related to sale of future royalties (Note 7)	124,332	117,515
Other long-term liabilities	44	2,043
Total liabilities	$148,069	$139,092
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, no par value; 200,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 44,282,994 and 44,197,549 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	556,345	554,384
Additional paid-in capital	46,538	40,104
Accumulated deficit	(505,872)	(443,568)
Total shareholders’ equity	$97,011	$150,920
Total liabilities and shareholders’ equity	$245,080	$290,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$41,003	$75,579
General and administrative	13,462	7,857
Total operating expenses	54,465	83,436
Loss from operations	(54,465)	(83,436)
Other income (expense):
Non-cash interest expense on liability related to sale of future royalties	(6,813)	—
Change in fair value of warrant liability	—	(1,182)
Loss from equity method investment	(900)	(728)
Other	(17)	(29)
Total other expense, net	(7,730)	(1,939)
Loss before provision for income taxes	$(62,195)	$(85,375)
Provision for income taxes	109	87
Net loss and comprehensive loss	$(62,304)	$(85,462)
Net loss per share — basic and diluted	$(1.41)	$(2.32)
Weighted average common shares outstanding—basic and diluted	44,242,070	36,793,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(62,304)	$(85,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	7,330	3,088
Non-cash interest expense on liability related to sale of future royalties	6,813	—
Change in fair value of warrant liability	—	1,182
Loss from equity method investment	900	728
Other non-cash items	133	17
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,876)	(5,270)
Other assets	(25)	—
Accounts payable	(2,542)	4,224
Accrued expenses	6,701	(27)
Other long-term liabilities	(1,999)	(13)
Net cash used in operating activities	$(46,869)	$(81,533)
Cash flows from investing activities:
Purchases of property and equipment	(1,038)	(357)
Purchase of equity method investment	—	(1,375)
Net cash used in investing activities	$(1,038)	$(1,732)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	55,000
Proceeds from exercise of stock options	1,065	1,003
Net cash provided by financing activities	$1,065	$56,003
Net increase in cash	(46,842)	(27,262)
Cash at beginning of period	264,249	131,468
Cash at end of period	$217,407	$104,206
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$408	$80
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$2,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us” or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. Our product candidates are based on multiple mechanisms —calcitonin gene-related peptide (“CGRP”) receptor antagonists, glutamate modulators and myeloperoxidase inhibition—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications. The most advanced product candidate from the Company’s CGRP receptor antagonist platform is rimegepant, which the Company is developing for the acute and preventive treatment of migraine and for which it has completed three Phase 3 clinical trials in acute treatment of migraine.
The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts may require additional capital, additional personnel and infrastructure, and further regulatory and other capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.
Through March 31, 2019, the Company has funded its operations primarily with proceeds from sales of equity and other financing transactions. Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements, as well as through the sale of a revenue participation right related to potential future royalties. The Company has incurred recurring losses since its inception, had an accumulated deficit as of March 31, 2019 , and expects to continue to generate operating losses for the foreseeable future. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Investments in companies in which the Company owns less than a 50% equity interest and where it exercises significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting.

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019 and the results of its operations for the three months ended March 31, 2019 and 2018 and its cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In July of 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), both of which clarified and enhanced the certain amendments made in ASU 2016-02 and were adopted by the Company in conjunction with ASU 2016-02. The adoption requires a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company has elected to adopt the standard using the effective date, January 1, 2019, as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Given that the Company had no material outstanding leases as of the date of the adoption, the adoption of ASU 2016-02 did not have a material impact on the Company's financial position or results of operations.

3.   Fair Value of Financial Assets and Liabilities
The Company held no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.
Valuation of Warrant Liability
The warrant liability in the following roll-forward is comprised of the fair value of warrants to purchase common shares that the Company issued to two of its directors in connection with a guarantee of its obligations under a credit agreement (see Note 8). On January 26, 2018, the anti-dilution price protection provisions contained within the warrants expired. Due to the expiration of these provisions, the Company discontinued classification of these warrants as a liability and has accordingly reclassified them to additional paid-in capital within shareholders' equity. On expiration, the fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
The Company utilized the Black-Scholes option pricing model to value the warrant liability. The Black-Scholes option pricing model incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the number of shares for which the warrants will be exercisable, the fair value per share of the underlying common shares issuable upon exercise of the warrants, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares. The fair value per share of the Company’s common shares was based on the closing trading price of the shares on January 26, 2018, the day of expiration, and the increase in the fair value of the common shares during the time period from December 31, 2017 to expiration is the primary reason for the increase in the fair value of the warrant liability during the same period. The Company was a private company prior to its initial public offering in May 2017 and therefore lacks company-specific historical and implied volatility information of its shares. Therefore, the Company estimated expected share volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.   Fair Value of Financial Assets and Liabilities (Continued)

interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future.
The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liability, derivative liability and contingent equity liability, for which fair value is determined by Level 3 inputs:

Warrant Liability
Balance at December 31, 2017	$4,021
Change in fair value	$1,182
Reclassification to equity	(5,203)
Balance at March 31, 2018	$—

As described in Note 7, the Company entered into a funding agreement with RPI Finance Trust ("RPI"), accounted for as a liability financing. As of March 31, 2019, the fair value of the liability related to sale of future royalties, used in determining the effective interest rate of the liability, is based on the Company's current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which is considered Level 3.
During the three months ended March 31, 2019 and 2018 there were no transfers between Level 1, Level 2 and Level 3.

4.   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2019	As of December 31, 2018
Prepaid clinical trial costs	$9,212	$7,210
Prepaid insurance	83	393
Other	671	487
	$9,966	$8,090

5.   Equity Method Investment
On August 29, 2016, the Company executed a stock purchase agreement with Kleo Pharmaceuticals, Inc. (“Kleo”), a privately held Delaware corporation, to purchase 3,000,000 shares of Kleo’s common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock, in each case at a share price of $1.00 per share. Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The Company purchased 3,000,000 shares upon the initial closing on August 31, 2016, and the remaining 5,500,000 shares were purchased in four equal tranches of 1,375,000 shares beginning six months from the initial closing and then every three months thereafter. In connection with the initial investment, the Company received the right to designate two of the members of Kleo’s board of directors. The Company completed all four of the remaining tranche purchases in March, June and October 2017 and January 2018, with each tranche purchase consisting of 1,375,000 shares for cash consideration of $1,375.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5.   Equity Method Investment (Continued)

In November 2018, the Company participated in Kleo's Series B financing. The Company purchased 1,420,818 shares for cash consideration of $5,000. As of the close of the Series B financing, the Company's ownership interest in the outstanding stock of Kleo was 41.9%.
The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of March 31, 2019 and December 31, 2018, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.
The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company’s proportional share of Kleo’s net income or loss in each period. The difference between the cost of the Company’s investments in Kleo and its proportionate share of the net assets of Kleo was allocated to goodwill and indefinite-lived intangible assets. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo’s net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo of $900 and $728 for its proportionate share of Kleo’s net loss for the three months ended March 31, 2019 and 2018, respectively.
The carrying value of the Company’s investment in Kleo was $10,514 and $11,414 as of March 31, 2019 and December 31, 2018, respectively, and is reported as equity method investment on the condensed consolidated balance sheet. The carrying value of the investment represents the Company’s maximum loss exposure as of the balance sheet date. The following table provides a roll-forward of the carrying value of the Company’s equity method investment:

Carrying Value
Balance at December 31, 2018	$11,414
Loss recognized in connection with equity method investment	(900)
Balance at March 31, 2019	$10,514

Balance at December 31, 2017	$7,847
Purchases of Kleo common stock	1,375
Loss recognized in connection with equity method investment	(728)
Balance at March 31, 2018	$8,494

6.   Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2019	As of December 31, 2018
Accrued development milestones payable (Note 12)	$6,000	$—
Accrued employee compensation and benefits	1,046	108
Accrued clinical trial costs	3,939	6,753
Accrued professional fees	3,758	1,636
Other	740	285
	$15,483	$8,782

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

7.   Liability Related to Sale of Future Royalties
In June 2018, the Company entered into a funding agreement (the "Funding Agreement") to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or BHV-3500 and certain derivative compounds thereof ("Products") to RPI, a Delaware statutory trust. The Company issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products for each calendar quarter during the royalty term contemplated by the Funding Agreement ("Revenue Participation Right"), in exchange for $100,000 in cash.
Concurrent with the Funding Agreement, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with RPI. Pursuant to the Purchase Agreement, the Company sold 1,111,111 common shares of the Company to RPI at a price of $45.00 per share, for gross proceeds of $50,000.
The Company concluded that there were two units of accounting for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the Funding Agreement and $50,000 from the Purchase Agreement among the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing stock price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of accounting. The effective interest rate under the Funding Agreement, including transaction costs, is approximately 22%.
The Company recognized $6,813 in non-cash interest expense for the three months ended March 31, 2019.

8.   Warrants
On August 30, 2016, the Company entered into a one-year credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. In connection with entering into the Credit Agreement, the Company issued warrants to purchase common shares to two of the Company’s directors in connection with a guarantee of its obligations under the agreement. The Company previously classified the warrants as a liability on its condensed consolidated balance sheet because each warrant represented a freestanding financial instrument that was not indexed to the Company’s own shares. The warrant liability was initially recorded at fair value upon entering into the Credit Agreement and was subsequently remeasured to fair value at each reporting date.
On January 26, 2018, the anti-dilution price protection provisions contained within the warrants issued to each of the guarantor and co-guarantor of the Credit Agreement expired.
Changes in the fair value of the warrant liability, until expiration of the anti-dilution price protection provisions, are recognized as a component of other income (expense), net, in the Company’s condensed consolidated statement of operations and comprehensive loss.  Upon expiration of the provision, the Company discontinued classification of these warrants as a liability and has accordingly reclassified the fair value of $5,203 to additional paid-in capital within shareholders’ equity.
The fair value of the warrant liability was $4,021 at December 31, 2017. The Company recorded expense of $1,182 related to the warrant liability within other income (expense), net in the condensed consolidated statements of operations for the three months ended March 31, 2018. Both warrants were exercised in March 2019. The issuance of the common shares did not occur prior to March 31, 2019, and therefore, the Company recorded a $1,968 liability in accounts payable on its condensed consolidated balance sheets equal to the cash received for exercise until the shares are settled.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

9.   Shareholders' Equity
Changes in shareholders’ equity for the three months ended March 31, 2019 was as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2018	44,197,549	$554,384	$40,104	$(443,568)	$150,920
Exercise of stock options	85,445	1,961	(896)	—	1,065
Non-cash share-based compensation expense	0	—	7,330	—	7,330
Net loss	0	—	—	(62,304)	(62,304)
Balances as of March 31, 2019	44,282,994	556,345	46,538	(505,872)	97,011

Changes in shareholders’ equity for the three months ended March 31, 2018 was as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2017	36,057,748	$311,061	$23,556	$(202,646)	$131,971
Issuance of common shares upon completion of private placement equity offering, net of offering costs	2,000,000	52,013	—	—	52,013
Exercise of ALS Biopharma warrants, net settlement of shares	228,219	—	—	—	—
Reclassification of warrant liability to equity	0	—	5,203	—	5,203
Exercise of stock options	321,050	4,656	(3,653)	—	1,003
Non-cash share-based compensation expense	0	—	3,088	—	3,088
Net loss	0	—	—	(85,462)	(85,462)
Balances as of March 31, 2018	38,607,017	$367,730	$28,194	$(288,108)	$107,816

Private Placement
In March 2018, the Company sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52,013 after deducting underwriting discounts and commissions of $2,800 and other offering expenses of $187. Subsequent to the closing of the private placement, the Company paid Bristol-Myers Squibb Company ("BMS") the $50,000 upfront payment under an amendment (the "BMS Amendment") to the Company's July 2016 license agreement with BMS (the "BMS Agreement"). See Note 11.
ALS Biopharma, LLC Warrant Exercise
In January 2018, ALS Biopharma, LLC exercised a warrant for the purchase of 275,000 common shares through a net share settlement, resulting in an issuance of 228,219 common shares.
In April 2018, ALS Biopharma exercised a warrant for the purchase of 325,000 common shares through a net share settlement, resulting in an issuance of 261,140 common shares.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

10.   Net Loss per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(62,304)	$(85,462)
Denominator:
Weighted average common shares outstanding—basic and diluted	44,242,070	36,793,090
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(1.41)	$(2.32)

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

	Three Months Ended March 31,
	2019	2018
Options to purchase common shares	7,923,334	5,979,093
Warrants to purchase common shares	221,751	546,751
	8,145,085	6,525,844

11.  License and Other Agreements
Catalent Agreements for Rimegepant
In January 2018, the Company entered into an exclusive world-wide license and development agreement with Catalent U.K. Swindon Zydis Limited, a subsidiary of Catalent, Inc. ("Catalent") pursuant to which the Company obtained certain license rights to the Zydis ODT technology for use with rimegepant. If the Company obtains regulatory approval or launches a rimegepant product that utilizes the Zydis ODT technology, the Company is obligated to pay Catalent up to $1,500 upon the achievement of specified regulatory and commercial milestones. If the Company commercializes a rimegepant product that utilizes the Zydis ODT technology, the agreement permits the Company to purchase the commercial product from Catalent at a fixed price, inclusive of a royalty. Under the agreement, Catalent will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party until 2031, subject to certain minimum commercial revenues.
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
This agreement terminates on a country-by-country basis upon the later of (i) 10 years after the launch of the most recently launched product in such country and (ii) the expiration of the last valid claim covering each product in such country, unless earlier voluntarily terminated by the Company or by Catalent. This agreement automatically extends for one-year terms unless either party gives advance notice of intent to terminate. In addition, Catalent may terminate the agreement either in its entirety

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License and Other Agreements (Continued)

or terminate the exclusive nature of the agreement on a country-by-country basis if, among other things, the Company fails to meet specified development timelines, which the Company may extend in certain circumstances.
Amendment to License Agreement with BMS
In March 2018, the Company entered into the BMS Amendment. Under the BMS Amendment, the Company paid BMS an upfront payment of $50,000 in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of BHV-3500, recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss. Under the original license agreement, the Company had been obligated to make tiered royalty payments based on annual worldwide net sales of licensed products upon their approval and commercialization, with percentages in the low- to mid-teens.
The BMS Amendment also removed BMS’s right of first negotiation to regain its intellectual property rights or enter into a license agreement with the Company following the Company’s receipt of topline data from its Phase 3 clinical trials of rimegepant, and clarified that antibodies targeting CGRP are not prohibited as competitive compounds under the non-competition clause of the BMS Agreement.
The BMS Agreement continues to provide the Company with exclusive global development and commercialization rights to rimegepant, BHV-3500 and related CGRP molecules, as well as related know-how and intellectual property. The Company’s obligations to make development and commercial milestone payments to BMS under the original license agreement remain unchanged.
Biotech Value Advisors Agreement
In March 2019, the Company entered into a master services agreement with Biotech Value Advisors, LLC related to the commercial preparation for several of the Company's late-stage product candidates. In addition to fixed quarterly consulting expenses under the agreement, the Company agreed to pay up to $2,000 upon achievement of specified commercial milestones.

12.  Commitments and Contingencies
Summarized below are the matters previously described in Note 16 of the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2018, updated as applicable.
Lease Agreements
In August 2017, the Company entered into a lease agreement for office space and the related property for its new headquarters in New Haven, Connecticut which it began occupying during the fourth quarter of 2018. The lease commenced on January 1, 2018 and had a term of 85 months, with the ability to extend to 120 months. The Company had the option to purchase the property for $2,700 and executed that option in December 2018 and therefore has no remaining lease obligation related to the building.
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
Administration of intranasal BHV-3500 in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. The compound advanced into a Phase 2/3 trial to evaluate efficacy for the acute treatment of migraine in the first quarter of 2019. Pursuant to the BMS Agreement, the Company is required to pay $2,000 to BMS on commencement of a Phase 1 clinical trial, and $4,000 on commencement of a Phase 2 clinical trial, and accordingly, the Company has recognized these liabilities as of December 31, 2018 and March 31, 2019, respectively, in accrued expenses within the condensed consolidated balance sheets. The payment obligations under the agreement are deferred until the earlier of the first approval, or the discontinuation, of the development of rimegepant.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12.  Commitments and Contingencies (Continued)

Research Commitments
The Company has entered into agreements with several contract research organizations to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specified circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2019 or December 31, 2018.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2019, there were no matters which would have a material impact on the Company’s financial results.

13.   Related Party Transactions
Guarantor and Co-Guarantor Warrants
The guarantor and co-guarantor of the Credit Agreement with Wells Fargo are each shareholders and members of the board of directors of the Company. The Company issued warrants to the guarantor and co-guarantor in exchange for their respective guarantees (see Note 8). On January 26, 2017, each of these two directors received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. Both warrants were exercised in March 2019. The issuance of the common shares did not occur prior to March 31, 2019, and therefore, the Company recorded a liability equal to the cash received for exercise until the shares are settled.

14.   Subsequent Events
In April 2019, the Company sold 2,495 Series A preferred shares (the "Series A Preferred Shares") to RPI at a price of $50,100 per preferred share pursuant to a Series A preferred share purchase agreement (the "Preferred Share Agreement"). The gross proceeds from the transaction with RPI were $125,000, with $105,000 of the proceeds used to purchase a priority review voucher issued by the United States Secretary of Health and Human Services to potentially expedite the regulatory review of the new drug application ("NDA") for the ODT formulation of rimegepant and the remainder of the proceeds to be used for other general corporate purposes. Pursuant to the Preferred Share Agreement, we may issue additional Series A Preferred Shares to RPI in up to three additional closings for an aggregate amount of $75,000 subject to the acceptance by the United States Food and Drug Administration ("FDA") of both NDAs with respect to the tablet formulation of rimegepant and the NDA with respect to the ODT formulation of rimegepant. As a condition for the issuance of additional Series A Preferred Shares, one NDA must be accepted under the priority review designation pathway. The issuance of additional Series A Preferred Shares is also subject to customary closing conditions. Subject to the satisfaction of the applicable conditions under the Preferred Share Agreement, the issuance of additional Series A Preferred Shares is entirely at the Company’s option, and the Company is not obligated to issue any additional Series A Preferred Shares.
The holders of our outstanding Series A Preferred Shares, will have the right to require us to redeem their shares in certain circumstances. If a Change of Control (as defined in our memorandum and article of association) is announced on or before

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14.   Subsequent Events (Continued)

October 5, 2019, we will have the option to redeem the Series A Preferred Shares for one point five times (1.5x) the original purchase price of the Series A Preferred Shares upon the closing of the Change of Control.  If we do not elect to redeem the Series A Preferred Shares for 1.5x the original purchase price at the closing of such Change of Control, then we would be required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments following closing of the Change of Control through December 31, 2024.
If a Change of Control is announced after October 5, 2019 and the Series A Preferred Shares have not previously been redeemed, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control or in equal quarterly installments following the closing of the Change of Control through December 31, 2024.
If an NDA for rimegepant is not approved by December 31, 2021, the holder of the Series A Preferred Shares has the option at any time thereafter to require us to redeem the Series A Preferred Shares for one point two times (1.2x) the original purchase price of the Series A Preferred Shares.
If no Change of Control has been announced, the Series A Preferred Shares have not previously been redeemed and (i) rimegepant is approved on or before December 31, 2024, following approval and starting one-year after approval, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in a lump sum or in equal quarterly installments through December 31, 2024 (provided that if rimegepant is approved in 2024, the entire redemption amount must be paid by December 31, 2024) or (ii)  rimegepant is not approved by December 31, 2024, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price on December 31, 2024.
We may redeem the Series A Preferred Shares at our option at any time for two times (2x) the original purchase price, which redemption price may be paid in a lump sum or in equal quarterly installments through December 31, 2024.
In the event that we default on any obligation to redeem Series A Preferred Shares when required, the redemption amount shall accrue interest at the rate of eighteen percent (18%) per annum. If any such default continues for at least one year, the holders of such shares shall be entitled to convert, subject to certain limitations, such Series A Preferred Shares into common shares, with no waiver of their redemption rights.
Under all circumstances, the Series A Preferred Shares are required to be redeemed by December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are a mandatorily redeemable instrument and classified them as a liability. The Company will initially measure the liability at fair value and subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method.
As the Company intends to use the priority review voucher to potentially expedite the regulatory review of the NDA for a current product candidate, rimegepant, the payment will be recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss, and as an operating cash outflow in the condensed consolidated statements of cash flows for the three months ended June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.
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

Overview
We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. Our product candidates are based on multiple mechanisms - calcitonin gene-related peptide ("CGRP") receptor antagonists, glutamate modulators and myeloperoxidase ("MPO") inhibition - which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications. Our programs include the following:

Product	Platform	Indication	Development Stage
Rimegepant	CGRP	Acute treatment and prevention of migraine
Three pivotal Phase 3 trials for acute treatment complete; long-term safety study ongoing. Phase 3 trial for prevention initiated in the fourth quarter of 2018. Advancing Zydis ODT and tablet formulation development programs towards potential commercialization for the acute treatment of migraine.

Rimegepant	CGRP	Trigeminal Neuralgia	Phase 2 proof of concept trial planned for 2019.
BHV-3500	CGRP	Acute treatment and prevention of migraine	Phase 2/3 trial ongoing.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in SCA complete; extension trial ongoing. Phase 3 trial ongoing.
Troriluzole	Glutamate	Obsessive Compulsive Disorder ("OCD")	Phase 2/3 ongoing.
Troriluzole	Glutamate	Alzheimer’s disease	Phase 2/3 ongoing.
Troriluzole	Glutamate	Generalized Anxiety Disorder ("GAD")	Phase 2/3 ongoing.
Nurtec	Glutamate	Amyotrophic Lateral Sclerosis ("ALS")	NDA filed with FDA in fourth quarter of 2018. Prescription Drug User Fee Act ("PDUFA") date of July 21, 2019.
BHV-5000	Glutamate	Neuropsychiatric disorders	Phase 1 trial completed 2018; additional nonclinical studies anticipated in 2019.
Verdiperstat	MPO	Neuroinflammation	Phase 3 trial for the treatment of multiple system atrophy ("MSA") expected to begin in third quarter of 2019.

CGRP Platform
In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and BHV-3500, through a license agreement with Bristol-Myers Squibb Company ("BMS").
Rimegepant
Study 301/Study 302
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute and preventive treatment of migraine. In March 2018, we announced positive topline data from our first two pivotal Phase 3 trials ("Study 301 and Study 302") for the acute treatment of migraine.  In each trial, treatment with a single 75 mg dose of rimegepant met the co-primary efficacy endpoints of the trial, which were superior to placebo, at two hours post-dose, on measures of pain freedom and freedom from the patient’s most bothersome symptom.  In addition to achieving both co-primary endpoints in each of the trials, rimegepant also was observed to be both safe and well-tolerated in the trials, with a safety profile similar to placebo.  The efficacy and safety profile of rimegepant has now been observed across three randomized controlled trials to date.  The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the U.S. Food and Drug Administration ("FDA") and provide the basis for the submission of a new drug application ("NDA") to the FDA.
Study 303
A third Phase 3 clinical trial for the acute treatment of migraine with a bioequivalent orally dissolving tablet ("ODT") formulation of rimegepant was commenced in February 2018. On December 3, 2018, we announced positive topline data from a randomized, controlled Phase 3 clinical trial ("BHV3000-303" or "Study 303") evaluating the efficacy and safety of our Zydis ODT formulation of rimegepant for the acute treatment of migraine. Rimegepant differentiated from placebo on the two co-primary endpoints using a single dose, pain freedom and freedom from most bothersome symptom at 2 hours, as well as the first 21 consecutive primary and secondary outcome measures that were prespecified. Patients treated with the rimegepant Zydis ODT formulation began to numerically separate from placebo on pain relief as early as 15 minutes, and this difference was statistically significant at 60 minutes. Additionally, a significantly greater percentage of patients treated with rimegepant Zydis ODT returned to normal functioning by 60 minutes and lasting clinical benefit was observed through 48 hours after a single dose of rimegepant on freedom from pain, pain relief, freedom from the most bothersome symptom, and freedom from functional disability. The safety and tolerability observations of rimegepant in Study 303 were consistent with our previous observations. The overall rates of adverse events were similar to placebo. The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the FDA. We continue to advance the rimegepant Zydis ODT and tablet formulation development programs towards potential commercialization for the acute treatment of migraine.
Study 305
We initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75mg to evaluate its efficacy and safety as a preventive therapy for migraine ("BHV3000-305" or "Study 305") in November 2018. We anticipate topline results in the fourth quarter of 2019.
Long-term Safety Study
In August 2017, we commenced a long-term safety study of rimegepant in patients with migraine. On December 10, 2018, we announced the results of an interim analysis from our ongoing long-term safety study ("BHV3000-201" or "Study 201").
On May 8, 2019, we announced updated interim positive results from the long-term safety study. As of February 20, 2019 (the database cutoff date of the interim assessment), over 105,000 doses of rimegepant 75mg had been administered across 1,780 patients with migraine. As of February 20, 2019, approximately 527 patients have received near daily dosing (14 or more doses in 4 weeks) of rimegepant 75mg to date for a duration ranging between 4 and 52 weeks.  Interim hepatic data were reviewed by an external independent panel of liver experts who concluded that there was no liver safety signal and compared to placebo arms of other migraine treatments, there was a very low incidence of overall elevations of liver laboratory abnormalities (1% incidence of serum ALT or AST > 3x the upper limit of normal (ULN) through the data analysis cut-off date). Based on this interim analysis, it appears that rimegepant may be safe and well tolerated with long-term dosing in patients with migraine.
On May 8, 2019, we also reported the safety and preliminary efficacy data from the scheduled dosing cohort in the study. In this cohort of patients with a history of 4 to 14 moderate to severe migraine attacks per month, patients were treated with rimegepant 75 mg every other day for up to 12 consecutive weeks. Patients in this cohort could also supplement their scheduled rimegepant dosing with additional as-needed dosing on nonscheduled dosing days. In this cohort, 286 patients received a total of 11,296 doses of rimegepant 75 mg tablets at least every other day, with a median number of 14.2 tablets per 4 week period. During the on-treatment period, no rimegepant-treated patients (n=281) experienced ALT or AST levels >3x the ULN. There were also no rimegepant-treated patients who experienced alkaline phosphatase or bilirubin >2x the ULN. With regard to efficacy

, 48.4% of subjects in the scheduled dosing cohort experienced a ≥50% reduction in the frequency of monthly migraine days with moderate-to-severe pain intensity during the third month of treatment. This preliminary exploratory open-label efficacy data from Study 201 suggest that rimegepant may be associated with a reduction in migraine days per month (30 days) compared to the observational lead-in period, suggesting a potential preventive effect that warrants further study.
Subjects will continue to participate in Study 201 with additional data analyses submitted to the FDA in connection with the NDA submissions, including the required 120-day safety update. Additionally, this program for the acute treatment of migraine will be supported by results of 20 Phase 1/2 trials.
Pediatric Study Plan
In November 2017, the FDA agreed to our initial acute treatment pediatric study plan.
Trigeminal Neuralgia
We plan to initiate a Phase 2 proof of concept trial in 2019 to evaluate the safety and efficacy of rimegepant in patients with treatment refractory trigeminal neuralgia. Trigeminal neuralgia is a chronic facial pain syndrome characterized by paroxysmal, severe, lancinating episodes of pain in the distribution of one or more branches of the trigeminal nerve. The trigeminal nerve, or fifth cranial nerve, is the largest of the twelve cranial nerves and provides sensory innervation to the head and neck, as well as motor innervation to the muscles of mastication. These episodic bouts of severe facial pain can last seconds to minutes, occur several times per day, and often result in significant disability. Over the long-term course of the disease, symptoms often become refractory to medical therapy and current treatment options remain suboptimal.
International Health Authority Interactions
In February 2018, a request for scientific advice for rimegepant was submitted to the Committee for Medicinal Products for Human Use ("CHMP"), a committee of the European Medicines Agency ("EMA"), and feedback was received in June 2018. Based on this feedback, we believe we have several potential pathways to approval.
In January 2019, we and our wholly-owned subsidiary, BioShin, jointly announced that the National Medical Products Administration ("NMPA," formerly, the China FDA) has accepted the investigation new drug ("IND") application for rimegepant for the treatment of migraine. As previously announced BioShin was established to develop and potentially commercialize our late-stage migraine and neurology portfolio in China and other Asia-Pacific markets. Following the results of Study 303, we also plan to submit a second IND to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. We expect to submit this IND in mid-2019.
BHV-3500
Administration of intranasal BHV-3500 in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. We advanced BHV-3500 into a Phase 2/3 trial to evaluate its efficacy for the acute treatment of migraine in the first quarter of 2019. We believe that intranasal BHV-3500 may provide an ultra-rapid onset of action that could be used in a complimentary fashion with other migraine treatment when the speed of onset is critical to a patient. We anticipate reporting topline results from this trial in the fourth quarter of 2019.
Glutamate Platform
We are developing three product candidates that modulate the body’s glutamate system. Two of these product candidates, troriluzole (previously referred to as trigriluzole and BHV-4157) and Nurtec (previously BHV-0223), act as glutamate transporter modulators, while our product candidate BHV-5000 is an antagonist of the glutamate N-methyl-D-aspartate ("NMDA") receptor.
Troriluzole
Ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been spinocerebellar ataxia ("SCA"). We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. A Phase 3 trial began enrollment in March 2019 to further evaluate the efficacy of troriluzole in SCA. The clinical observations from our first Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into a Phase 3 trial that could provide the data needed to serve as the basis for an NDA. We expect to complete enrollment in the Phase 3 trial of troriluzole in SCA in the first quarter of 2020.
Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in Obsessive Compulsive Disorder ("OCD") commenced in December 2017. We expect to complete the randomization of this trial by the end of 2019. In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease has advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In July 2018, we received authorization to proceed from the FDA and subsequently commenced the trial. We expect to complete enrollment and announce interim futility results for this trial in the fourth quarter of 2019. We began enrollment in a Phase 2/3 clinical trial of troriluzole in Generalized Anxiety Disorder ("GAD") in February 2019 and expect to complete enrollment of this trial by the end of 2019.
Nurtec
We are developing Nurtec for the treatment of Amyotrophic Lateral Sclerosis ("ALS"). In January 2018, we announced positive results of a bioequivalence study with Nurtec and marketed riluzole, thus providing pivotal data that we believe are sufficient for the filing of an NDA with the FDA, allowing us to pursue the regulatory approval of Nurtec for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act. We submitted an NDA in September 2018 and the PDUFA data is in July 2019.
BHV-5000
We are also developing BHV-5000, an orally available, low-trapping NMDA receptor antagonist, for the treatment of neuropsychiatric diseases. One potential target indication includes Complex Regional Pain Syndrome ("CRPS"). CRPS is a rare, chronic pain condition typically affecting limbs and triggered by traumatic injury. Accompanying symptoms also include chronic inflammation and reduced mobility in the affected areas. Other disorders of interest include treatment-resistant major depressive disorder and Rett syndrome. Rett syndrome is a rare and severe genetic neurodevelopmental disorder for which no approved treatments are currently available. We acquired worldwide rights to BHV-5000 under an exclusive license agreement with AstraZeneca AB in October 2016. We selected a lead formulation at the end of 2017 and completed single dosing in a Phase 1 clinical trial of BHV-5000 in January 2018 to evaluate its pharmacokinetic properties. Nonclinical studies are ongoing to support future trials.
MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of MSA, a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca AB. We have entered into an exclusive license agreement with AstraZeneca AB for the product candidate and, after reactivating the IND, plan to initiate a Phase 3 clinical trial of verdiperstat for the treatment of MSA in the third quarter 2019. In February 2019, verdiperstat received orphan drug designation from the FDA for the treatment of MSA. Verdiperstat has also received orphan drug designation for the treatment of MSA from the European Commission upon recommendation from the EMA's Committee for Orphan Medicinal Products.

Recent Developments
Priority Review Voucher Purchase and Series A Preferred Share Financing
In April 2019, we sold 2,495 Series A preferred shares (the "Series A Preferred Shares") to RPI at a price of $50,100 per preferred share pursuant to a Series A preferred share purchase agreement (the "Preferred Share Agreement"). The financing closed in April 2019. The gross proceeds from the transaction with RPI were $125 million, with $105 million of the proceeds used to purchase a priority review voucher issued by the United States Secretary of Health and Human Services to potentially expedite the regulatory review of the NDA for the ODT formulation of rimegepant and the remainder of the proceeds to be used for other general corporate purposes. Pursuant to the Preferred Share Agreement, we may issue additional Series A Preferred Shares to RPI in up to three additional closings for an aggregate amount of $75 million subject to the acceptance by the FDA of both NDAs with respect to the tablet formulation of rimegepant and the ODT formulation of rimegepant. As a condition of future issuance of Series A Preferred Shares, one NDA must be accepted under the priority review designation pathway. The issuance of additional Series A Preferred Shares is also subject to customary closing conditions. Subject to the satisfaction of the applicable conditions under the Preferred Share Agreement, the issuance of additional Series A Preferred Shares is entirely at our option, and we are not obligated to issue any additional Series A Preferred Shares.

Capital Requirements
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates and programs. Our net loss was $62.3 million and $85.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $505.9 million. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.
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
As of March 31, 2019, we had cash of $217.4 million. As described above, subsequent to March 31, 2019, we issued Series A Preferred Shares raising aggregate gross proceeds of $125 million, of which $105 million was used to fund the purchase of the priority review voucher. We believe that our cash as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

•	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;

•	employee-related expenses, including salaries, benefits, travel and non-cash share-based compensation expense for employees engaged in research and development functions;

•	costs related to compliance with regulatory requirements;

•	payments made in cash, equity securities or other forms of consideration under third-party licensing agreements.
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
Other Income (Expense)
Non-Cash Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for our funding agreement with RPI (the "Funding Agreement") as a liability financing. The debt is amortized under the effective interest rate method and, accordingly, we are recording non-cash interest expense over the estimated term of the Funding Agreement. The liability related to sale of future royalties, and the debt amortization, are based on our current estimate of future royalties expected to be paid over the term of the Funding Agreement. We will periodically assess the expected royalty payments and, if materially different than our previous estimate, will prospectively adjust and recognize the related non-cash interest expense. The transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Funding Agreement.

Loss from Equity Method Investment
From August 2016 through November 2018, we purchased shares of common stock in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”). As of March 31, 2019 and December 31, 2018, we owned approximately 41.9% of the outstanding shares of Kleo’s common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net, in our condensed consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our condensed consolidated balance sheet.
Change in Fair Value of Warrant Liability
In connection with entering into a credit agreement, we issued warrants to purchase common shares to two of our directors in connection with a guarantee of our obligations under the agreement. We previously classified the warrants as a liability on our consolidated balance sheet because each warrant represented a freestanding financial instrument that was not indexed to our shares. The warrant liability was initially recorded at fair value upon entering into the credit agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability was recognized as a component of other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. On January 26, 2018, the anti-dilution price protection provisions contained within the warrants expired. Due to the expiration of these provisions, we discontinued classification of these warrants as a liability, and have accordingly reclassified them to additional paid-in capital within shareholders' equity.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement, BPI was profitable during the three months ended March 31, 2019 and 2018, and BPI is subject to taxation in the United States. Our provision for income taxes has historically been comprised of the state income taxes of BPI’s profitable operations in the United States and federal income taxes due to general business credit limitations.
As of March 31, 2019, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to excess research and development (“R&D”) credits.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$41,003	$75,579	$(34,576)
General and administrative	13,462	7,857	5,605
Total operating expenses	54,465	83,436	(28,971)
Loss from operations	(54,465)	(83,436)	28,971
Other income (expense):
Non-cash interest expense on liability related to sale of future royalties	(6,813)	—	(6,813)
Change in fair value of warrant liability	—	(1,182)	1,182
Loss from equity method investment	(900)	(728)	(172)
Other	(17)	(29)	12
Total other income (expense), net	(7,730)	(1,939)	(5,791)
Loss before provision for income taxes	(62,195)	(85,375)	23,180
Provision for income taxes	109	87	22
Net loss and comprehensive loss	$(62,304)	$(85,462)	$23,158
Research and Development Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Nurtec	$527	$1,309	$(782)
Troriluzole	6,234	2,794	3,440
Rimegepant	17,347	15,341	2,006
BHV-3500	7,777	1,446	6,331
BHV-5000	358	498	(140)
Verdiperstat	1,048	—	1,048
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	7,064	3,692	3,372
BMS Amendment upfront license payment	—	50,000	(50,000)
Other	648	499	149
Total research and development expenses	$41,003	$75,579	$(34,576)
Research and development expenses were $41.0 million for the three months ended March 31, 2019, compared to $75.6 million for the three months ended March 31, 2018. The decrease of $34.6 million was primarily due to the upfront payment to BMS in the three months ended March 31, 2018 of $50.0 million, partially offset by increases in direct costs of $6.3 million for our BHV-3500 program, $3.4 million in personnel costs, including non-cash share-based compensation, and $3.4 million in direct costs for our troriluzole program.
The increases in direct costs for our BHV-3500 and troriluzole programs were primarily due to an increase in the number of clinical trials for the three months ended March 31, 2019 as compared to the same period in 2018, and the increased costs of operating later-stage trials.

The increase in personnel related costs, including non-cash share-based compensation, was a result of hiring additional research and development personnel. Our headcount in research and development increased to 43 as of March 31, 2019, compared to 29 as of March 31, 2018. Non-cash share-based compensation expense, included in personnel related costs, was $3.7 million for the three months ended March 31, 2019, an increase of $2.3 million as compared to the same period in 2018.
General and Administrative Expenses
General and administrative expenses were $13.5 million for the three months ended March 31, 2019, compared to $7.9 million for the three months ended March 31, 2018. The increase of $5.6 million was primarily due to increases in personnel-related costs, including non-cash share-based compensation, due to the hiring of additional personnel in our general and administrative functions, preparation for commercialization activities, professional fees supporting ongoing business operations, and additional fees to comply with the requirements of being a public company. Our headcount, outside of research and development, increased to 30 as of March 31, 2019, compared to 20 as of March 31, 2018.  Non-cash share-based compensation expense, included in personnel-related costs, was $3.6 million for the three months ended March 31, 2019, an increase of $2.0 million as compared to the same period in 2018.
Other Income (Expense), Net
Other income (expense), net was a net expense of $7.7 million for the three months ended March 31, 2019, compared to net expense of $1.9 million for the three months ended March 31, 2018. The increase of $5.8 million in net expense was primarily due to the non-cash interest expense on our liability related to the sale of future royalties. The increase in expense was partially offset by the expense related to the change in fair value of the warrant liability in the three months ended March 31, 2018, which did not recur in the same period of 2019.
Provision for Income Taxes
We recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2019, compared to a provision for income taxes of $0.1 million for the three months ended March 31, 2018. We recorded a tax provision for the three months ended March 31, 2019 primarily for the state income taxes of BPI’s profitable operations in the United States during that period.

Liquidity and Capital Resources
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations primarily with proceeds from sales of equity, and other financing transactions. Subsequent to our initial public offering ("IPO"), we have raised funds through sales of our equity in public and private offerings, as well as through the sale of a revenue participation right related to future royalties.
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
In March 2018, we sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52.0 million after deducting underwriting discounts and commissions of $2.8 million and other offering expenses of $0.2 million. Subsequent to the closing of the private placement, we paid BMS the $50 million upfront payment under the amendment to our license agreement with BMS (the "BMS Amendment").
In June 2018, we entered into a funding agreement to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or BHV-3500 to RPI. We issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the products, for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100 million in cash. Specifically, the participation rate commences at 2.10 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.50 percent on annual global net sales exceeding $1.5 billion.
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
As of March 31, 2019, we had cash of $217.4 million.  Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation.
In April 2019, we closed the sale of 2,495 Series A Preferred Shares to RPI at a price of $50,100 per preferred share, resulting in gross proceeds of $125 million, before offering expenses. As described above, we used $105 million of these proceeds to fund the purchase of the priority review voucher.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(46,869)	$(81,533)
Net cash used in investing activities	(1,038)	(1,732)
Net cash provided by financing activities	1,065	56,003
Net increase in cash	$(46,842)	$(27,262)
Operating Activities
During the three months ended March 31, 2019, operating activities used $46.9 million of cash, a decrease of $34.7 million as compared to the three months ended March 31, 2018.  The decrease in cash usage was primarily due to the $50 million upfront payment under the BMS Amendment, and increases in cash paid for clinical trials, including increases in upfront payments to CROs related to our rimegepant clinical trials, personnel, professional fees and other infrastructure costs.
Investing Activities
During the three months ended March 31, 2019, we used $1.0 million of cash in investing activities, a decrease of $0.7 million as compared to the three months ended March 31, 2018.  The decrease was primarily due to a reduction in the amount invested in Kleo during the three months ended March 31, 2019, as compared to the same period in 2018, partially offset by an increase in building improvements related to our new headquarters during the three months ended March 31, 2019, as compared to leasehold improvements in the same period in 2018.
Financing Activities
During the three months ended March 31, 2019, net cash provided by financing activities was $1.1 million, a decrease of $54.9 million compared to the three months ended March 31, 2018.  The decrease was primarily due to proceeds from the issuance of common shares in the three months ended March 31, 2018, which was not received during the same period in 2019.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, clinical trials and potential commercialization of our product candidates. Our costs will also increase as we:

•	Continue to advance the rimegepant development programs towards commercialization for the acute treatment of migraine;

•	complete our ongoing Phase 3 clinical trial to evaluate rimegepant as a preventive therapy for migraine;

•
complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA and our ongoing Phase 2/3 trials of troriluzole in OCD, Alzheimer’s disease and GAD and, complete our ongoing Phase 3 randomized controlled trial to assess the efficacy of troriluzole in SCA;

•	conduct support activities for future clinical trials of BHV-5000;

•	complete the ongoing Phase 2/3 clinical trial of BHV-3500 and related support activities;

•	conduct our planned Phase 3 clinical trial of verdiperstat in MSA;

•
continue to initiate and progress other supporting studies required for regulatory approval of our product candidates, including long-term safety studies, drug-drug interaction studies, preclinical toxicology and carcinogenicity studies;

•	make required milestone and royalty payments under the license agreements by which we acquired some of the rights to our product candidates;

•	make required royalty payments to RPI under the Funding Agreement;

•	initiate preclinical studies and clinical trials for any additional indications for our current product candidates and any future product candidates that we may pursue;

•	continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;

•	continue to develop, maintain, expand and protect our intellectual property portfolio;

•	pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials, including rimegepant and Nurtec;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

•	hire additional clinical, medical, commercial, and development personnel; and

•	incur additional legal, accounting and other expenses in operating as a public company.
Additionally, pursuant to the terms of our Series A Preferred Shares, we will be required to redeem our Series A preferred shares upon various circumstances, as described in greater detail below (see "-Contractual Obligations and Commitments") and in any event no later than December 31, 2024.
Without additional external funding, we expect that our existing cash will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements for at least the next 12 months, without giving effect to any additional sources of capital such as the issuance of any additional Series A Preferred Shares under the Preferred Share Agreement. The assumption for cash usage through this date assumes that planned programs and expenditures continue and that we do not reduce, stop or curtail programs or other spending. Beyond that point, we will need to raise additional capital to finance our operations, which could include the issuance of additional Series A Preferred Shares if the conditions for such issuance are satisfied, or through other means, which cannot be assured.
We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize rimegepant, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for rimegepant, troriluzole, Nurtec, or our other product candidates, we expect to incur commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize or whether we commercialize jointly or on our own.
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

Contractual Obligations and Commitments
In addition to the following discussion of our commitment to RPI under the Funding Agreement, the disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 12 to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for further discussion of commitments and contingencies.
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
Subsequent to March 31, 2019, we issued the Series A Preferred Shares for the aggregate original purchase price of $125 million. The Series A Preferred Shares are redeemable from time to time, as described below.
If a Change of Control (as defined in our amended and restated memorandum and articles of association) is announced on or before October 5, 2019, we shall have the option to redeem the Series A Preferred Shares for one point five times (1.5x) the original purchase price of the Series A Preferred Shares upon the closing of the Change of Control. If we do not elect to redeem the Series A Preferred Shares for 1.5x the original purchase price at the closing of such Change of Control, then we would be required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments following closing of the Change of Control through December 31, 2024.
If a Change of Control is announced after October 5, 2019 and the Series A Preferred Shares have not previously been redeemed, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control or in equal quarterly installments following the closing of the Change of Control through December 31, 2024.
If an NDA for rimegepant is not approved by December 31, 2021, RPI has the option at any time thereafter to require us to redeem the Series A Preferred Shares for one point two times (1.2x) the original purchase price of the Series A Preferred Shares.
If no Change of Control has been announced, the Series A Preferred Shares have not previously been redeemed and (i) rimegepant is approved on or before December 31, 2024, following approval and starting one-year after approval, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in a lump sum or in equal quarterly installments through December 31, 2024 (provided that if rimegepant is approved in 2024, the entire redemption amount must be paid by December 31, 2024) or (ii) rimegepant is not approved by December 31, 2024, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price on December 31, 2024.
We may redeem the Series A Preferred Shares at our option at any time for two times (2x) the original purchase price, which redemption price may be paid in a lump sum or in equal quarterly installments through December 31, 2024.

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
The critical accounting policies noted below are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.  All of the critical accounting policies noted below are described in the notes to the condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that the following accounting policies involve the most judgment and complexity:

•	accrued research and development expenses;

•	Non-cash share-based compensation;

•	equity method investment, including related impairment;

•	non-cash interest expense on liability related to sale of future royalties; and

•	valuation of warrant liability.
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
The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of March 31, 2019 and December 31, 2018, we had cash of $217.4 million and $264.2 million, respectively. As of March 31, 2019, we held our cash in non-interest-bearing bank accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates.
We have adopted an investment policy, pursuant to which we hold such net proceeds in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations. We have no exposure to interest rate risk related to indebtedness as of March 31, 2019.
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
Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the updated risk factors set forth immediately below, our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019.
We may be required to redeem our outstanding Series A Preferred Shares.
The holders of our outstanding Series A Preferred Shares (consisting of 2,495 shares as of the filing of this report), will have the right to require us to redeem their shares in certain circumstances. If a Change of Control (as defined in our memorandum and article of association) is announced on or before October 5, 2019, we will have the option to redeem the Series A Preferred Shares for one point five times (1.5x) the original purchase price of the Series A Preferred Shares upon the closing of the Change of Control.  If we do not elect to redeem the Series A Preferred Shares for 1.5x the original purchase price at the closing of such Change of Control, then we would be required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments following closing of the Change of Control through December 31, 2024.
If a Change of Control is announced after October 5, 2019 and the Series A Preferred Shares have not previously been redeemed, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control or in equal quarterly installments following the closing of the Change of Control through December 31, 2024.
If an NDA for rimegepant is not approved by December 31, 2021, the holder of the Series A Preferred Shares has the option at any time thereafter to require us to redeem the Series A Preferred Shares for one point two times (1.2x) the original purchase price of the Series A Preferred Shares.
If no Change of Control has been announced, the Series A Preferred Shares have not previously been redeemed and (i) rimegepant is approved on or before December 31, 2024, following approval and starting one-year after approval, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in a lump sum or in equal quarterly installments through December 31, 2024 (provided that if rimegepant is approved in 2024, the entire redemption amount must be paid by December 31, 2024) or (ii)  rimegepant is not approved by December 31, 2024, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price on December 31, 2024.
We may redeem the Series A Preferred Shares at our option at any time for two times (2x) the original purchase price, which redemption price may be paid in a lump sum or in equal quarterly installments through December 31, 2024.
In the event that we default on any obligation to redeem Series A Preferred Shares when required, the redemption amount shall accrue interest at the rate of eighteen percent (18%) per annum. If any such default continues for at least one year, the holders of such shares shall be entitled to convert, subject to certain limitations, such Series A Preferred Shares into common shares, with no waiver of their redemption rights.
Our obligation to redeem the Series A Preferred Shares would require a substantial amount of cash, the expenditure of which would likely have a material adverse effect on our liquidity, capital resources and business prospects. The purchase agreement by which the Series A Preferred Shares were issued provides for the potential sale of up to 1,497 additional Series A Preferred Shares under specified circumstances. The terms of our Series A Preferred Shares or any new preferred shares we may issue could also have the effect of delaying, deterring or preventing a change in control.
Our Series A Preferred Shares have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common shareholders, which could result in the interests of the holders of our Series A Preferred Shares differing from those of our common shareholders.
In addition to the redemption rights discussed above, the holders of our Series A Preferred Shares have the right to receive a liquidation preference, equal to two times (2x) the original purchase price of such shares, entitling them to be paid out of our assets available for distribution to shareholders before any payment may be made to holders of any common shares. The existence of a liquidation preference may reduce the value of our common shares, make it harder for us to sell common shares in offerings in the future, or prevent or delay a change of control. Additionally, each Series A Preferred Share is entitled to vote with the common shares on the basis of 1,000 votes per share. Our memorandum and articles of association grant the Series A

Preferred Shares customary protective provisions which provide that, without the approval of holders of a majority of the Series A Preferred Shares, we may not adversely affect the rights of the Series A Preferred Shares or create, authorize or issue any class or series of equity securities senior to, or pari passu with, the Series A Preferred Shares.
The preferential rights of the Series A Preferred Shares could result in divergent interests between the holders of the Series A Preferred Shares and holders of our common shares.
The regulatory approval process of the FDA and comparable foreign jurisdictions is lengthy, time-consuming and unpredictable.
Our future success is dependent upon our ability to successfully develop, obtain regulatory approval for and then successfully commercialize one or more of our product candidates. The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval is generally uncertain, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Moreover, the redemption of a rare pediatric disease priority review voucher, or PRV, for one of our future regulatory submissions to the FDA, such as the PRV that we recently purchased, may not result in faster review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by FDA. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or abroad until we receive regulatory approval of an NDA from the FDA or approval from the EMA, National Medical Products Administration or other applicable foreign regulatory agency.
Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we must demonstrate to the satisfaction of the FDA, EMA, National Medical Products Administration or any comparable foreign regulatory agency, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. The FDA, EMA, National Medical Products Administration or any comparable foreign regulatory agency can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

•
the FDA, EMA, National Medical Products Administration or the applicable foreign regulatory agency’s disagreement with the number, design, conduct or implementation of our preclinical studies and clinical trials;

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

•
our inability to demonstrate to the satisfaction of the FDA, EMA, National Medical Products Administration or the applicable foreign regulatory agency that our product candidates are safe and effective for their proposed indications;

•	the FDA’s, EMA’s, National Medical Products Administration's or the applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical studies or clinical trials;

•
actions by the CROs that we retain to conduct our preclinical studies and clinical trials, which are outside of our control and that materially adversely impact our preclinical studies and clinical trials;

•	the FDA’s, EMA’s, National Medical Products Administration's or other applicable foreign regulatory agencies’ disagreement with the interpretation of data from preclinical studies or clinical trials;

•	our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;

•	the FDA’s, EMA’s, National Medical Products Administration's or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;

•
the FDA’s, EMA’s, National Medical Products Administration's or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling or the specifications of our product candidates;

•
the FDA’s, EMA’s, National Medical Products Administration's or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•
the potential for approval policies or regulations of the FDA, EMA, National Medical Products Administration or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

For example, with respect to our second planned randomized, controlled clinical trial of troriluzole for the treatment of SCA, we undertook discussions with the FDA regarding the acceptability of the primary endpoint and necessary secondary endpoints, including our proposal to use a modified SARA scale. In our Phase 2/3 clinical trial, the FDA stated that while certain items measured by the SARA scale appeared capable of reflecting a clinically meaningful benefit for patients depending on how the scoring of those items is defined, the use of the SARA scale was not appropriate as a primary endpoint in the trial. Based on our post-hoc analyses of data from the open-label extension phase of the trial, we proposed modifications to the SARA scale that we believe may address some of these shortcomings. Based on feedback received from the FDA, we are incorporating trial design modifications that include utilization of a modified SARA scale, However, notwithstanding the feedback that we have received from the FDA, there remains substantial risk that even if we receive favorable results from this second trial, the FDA or any foreign regulatory agency may nevertheless conclude that results obtained using the modified SARA scale would not be an adequate basis for approval.
Nurtec 40mg met bioequivalent criteria (AUC and Cmax) with generic riluzole 50mg tablets. Since the currently approved riluzole is associated with a negative food effect (lower AUC and Cmax when administered with high fat meals), a food assessment was performed within the Nurtec Phase 1 trial. Topline results from the food effect assessment, demonstrated bioequivalent AUC exposure for Nurtec 40 mg under both fed and fasting states. However, Cmax concentrations were lowered by more than 20% under the fed state. We believe that Nurtec’s property of maintaining therapeutic AUC exposures regardless of feeding state is clinically important for patients. Ultimately, the FDA will determine the labeling of Nurtec with regard to the effect of feeding, which may impact our marketing of Nurtec if it is approved.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6. Exhibits

Exhibit No.*	Description
2.1(1)	PRV Transfer Agreement, by and Between the Registrant and GW Research, LTD, dated as of March 15, 2019 (Exhibit 2.1)

3.1(2)	Amended and Restated Memorandum and Articles of Association (Exhibit 3.1)

10.1	Series A Preferred Share Purchase Agreement, dated as of March 18, 2019

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________________________

(1)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission file number 001-38080, filed on March 18, 2019. The number given in parentheses indicated the corresponding exhibit number in such Form 8-K.

(2)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission file number 001-38080, filed on April 8, 2019. The number given in parentheses indicated the corresponding exhibit number in such Form 8-K.

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
Dated: May 8, 2019
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)