Form 10-Q
period 2019-06-30
Biohaven Pharmaceutical Holding Co Ltd.
filed 2019-08-09
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38080
Biohaven Pharmaceutical Holding Company Ltd.
(Exact Name of Registrant as Specified in its Charter)

British Virgin Islands					Not applicable
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

c/o Biohaven Pharmaceuticals, Inc.
215 Church Street	,	New Haven	,	Connecticut	06510
(Address of principal executive offices)					(Zip Code)
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
As of August 7, 2019, the registrant had 52,154,296 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$465,739	$264,249
Prepaid expenses and other current assets (Note 4)	8,613	8,090
Total current assets	474,352	272,339
Property and equipment, net	7,433	6,248
Equity method investment (Note 5)	9,099	11,414
Other assets	24	11
Total assets	$490,908	$290,012
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,502	$10,752
Accrued expenses (Note 6)	31,167	8,782
Total current liabilities	44,669	19,534
Liability related to sale of future royalties, net (Note 7)	129,487	117,515
Mandatorily redeemable preferred shares, net (Note 8)	94,890	—
Derivative liability (Note 8)	35,078	—
Other long-term liabilities	43	2,043
Total liabilities	304,167	139,092
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, no par value; 200,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 51,501,614 and 44,197,549 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	844,966	554,384
Additional paid-in capital	58,717	40,104
Accumulated deficit	(716,942)	(443,568)
Total shareholders’ equity	186,741	150,920
Total liabilities and shareholders’ equity	$490,908	$290,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$175,977	$29,052	$216,980	$104,631
General and administrative	23,235	9,064	36,697	16,921
Total operating expenses	199,212	38,116	253,677	121,552
Loss from operations	(199,212)	(38,116)	(253,677)	(121,552)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(3,955)	—	(3,955)	—
Non-cash interest expense on liability related to sale of future royalties	(5,151)	(501)	(11,964)	(501)
Change in fair value of warrant liability	—	—	—	(1,182)
Change in fair value of derivative liability	(1,263)	—	(1,263)	—
Loss from equity method investment	(1,415)	(641)	(2,315)	(1,369)
Other	(16)	14	(33)	(15)
Total other expense, net	(11,800)	(1,128)	(19,530)	(3,067)
Loss before provision for income taxes	$(211,012)	$(39,244)	$(273,207)	$(124,619)
Provision for income taxes	58	25	167	112
Net loss and comprehensive loss	$(211,070)	$(39,269)	(273,374)	(124,731)
Net loss per share — basic and diluted	$(4.67)	$(1.01)	$(6.11)	$(3.29)
Weighted average common shares outstanding—basic and diluted	45,226,434	38,942,545	44,736,971	37,873,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(273,374)	$(124,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	24,884	8,696
Non-cash interest expense on mandatorily redeemable preferred shares	3,955	—
Non-cash interest expense on liability related to sale of future royalties	11,964	501
Change in fair value of derivative liability	1,263	—
Change in fair value of warrant liability	—	1,182
Loss from equity method investment	2,315	1,369
Other non-cash items	271	53
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(523)	(4,953)
Other assets	(13)	(11)
Accounts payable	2,117	(694)
Accrued expenses	22,385	3,643
Other long-term liabilities	(2,000)	(44)
Net cash used in operating activities	$(206,756)	$(114,989)
Cash flows from investing activities:
Purchases of property and equipment	(1,448)	(1,501)
Purchase of equity method investment	—	(1,375)
Net cash used in investing activities	$(1,448)	$(2,876)
Cash flows from financing activities:
Proceeds from issuance of common shares	282,000	55,000
Proceeds from sale of future royalties	—	106,047
Proceeds from issuance of common stock related to sale of future royalties	—	43,953
Proceeds from issuance of mandatorily redeemable preferred shares	125,000	—
Proceeds from exercise of warrants	1,998	—
Payments of issuance costs	(517)	(2,987)
Proceeds from exercise of stock options	1,213	1,836
Net cash provided by financing activities	$409,694	$203,849
Net increase in cash	201,490	85,984
Cash at beginning of period	264,249	131,468
Cash at end of period	$465,739	$217,452
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$428	$23
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$633	$377

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us” or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. Our product candidates are based on multiple mechanisms —calcitonin gene-related peptide (“CGRP”) receptor antagonists, glutamate modulators and myeloperoxidase inhibition—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications. The most advanced product candidate from the Company’s CGRP receptor antagonist platform is rimegepant, which the Company is developing for the acute and preventive treatment of migraine. During the second quarter of 2019, the Company submitted new drug applications ("NDA") to the United States Food and Drug Administration ("FDA") for the Zydis® Orally Dissolving Tablet ("ODT") and tablet formulations of rimegepant. The NDA submission of rimegepant Zydis ODT was submitted using a FDA priority review voucher, purchased in April 2019, providing for an expedited 6-month review.
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
Through June 30, 2019, the Company has funded its operations primarily with proceeds from sales of equity and other financing transactions. Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements and public offerings, as well as through the sale of a revenue participation right related to potential future royalties. The Company has incurred recurring losses since its inception, had an accumulated deficit as of June 30, 2019 , and expects to continue to generate operating losses for the foreseeable future. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
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

 The Company’s derivative liability is carried at fair value, determined according to the fair value hierarchy described above (see Note 3).
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019 and the results of its operations for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
3.   Fair Value of Financial Assets and Liabilities
The Company held no financial assets measured at fair value on a recurring basis as of June 30, 2019, and no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2018.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.   Fair Value of Financial Assets and Liabilities (Continued)

The following tables present information about the Company's financial liability measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurement as of June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative liability	$—	$—	$35,078	$35,078
	$—	$—	$35,078	$35,078

The following table provides a roll forward of the aggregate fair value of the Company’s derivative liability for which fair value is determined by Level 3 inputs:

Derivative Liability
Transaction date balance	$33,815
Change in fair value	1,263
Balance at June 30, 2019	$35,078

Valuation of Derivative Liability
The fair value of the derivative liability recognized in connection with the Series A preferred shares agreement with RPI Finance Trust ("RPI"), as described in Note 8, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability relates to certain scenarios outlined in the agreement that would result in accelerated payments as compared to the agreement's host instrument. The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement. As inputs into the valuation, the Company considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative was recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.
Valuation of Liability Related to Sale of Future Royalties
In June 2018, and as described in Note 7, the Company entered into a funding agreement with RPI, accounted for as a liability financing. As of June 30, 2019, the fair value of the liability related to sale of future royalties, used in determining the effective interest rate of the liability, is based on the Company's current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which is considered Level 3.
4.   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of June 30, 2019	As of December 31, 2018
Prepaid clinical trial costs	$7,271	$7,210
Prepaid insurance	1,208	393
Other	134	487
	$8,613	$8,090

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
The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of June 30, 2019 and December 31, 2018, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.
The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company’s proportional share of Kleo’s net income or loss in each period. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo’s net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proportionate share of Kleo's net loss	$1,415	$641	$2,315	$1,369

The carrying value of the Company’s investment in Kleo was $9,099 and $11,414 as of June 30, 2019 and December 31, 2018, respectively, and is reported as equity method investment on the condensed consolidated balance sheet. The carrying value of the investment represents the Company’s maximum loss exposure as of the balance sheet date. The following table provides a roll-forward of the carrying value of the Company’s equity method investment:

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5.   Equity Method Investment (Continued)

Carrying Value
Balance at December 31, 2018	$11,414
Loss recognized in connection with equity method investment	(2,315)
Balance at June 30, 2019	$9,099

Balance at December 31, 2017	$7,847
Purchases of Kleo common stock	1,375
Loss recognized in connection with equity method investment	(1,369)
Balance at June 30, 2018	$7,853

6.   Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30, 2019	As of December 31, 2018
Accrued development milestones payable (Note 13)	$13,500	$—
Accrued employee compensation and benefits	2,147	108
Accrued clinical trial costs	8,145	6,753
Accrued professional fees	6,767	1,636
Other	608	285
	$31,167	$8,782

7.   Liability Related to Sale of Future Royalties, net
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
The Company concluded that there were two units of accounting for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the Funding Agreement and $50,000 from the Purchase Agreement among the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing stock price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of accounting. The effective interest rate under the Funding Agreement, including transaction costs, is approximately 22% as of June 30, 2019.
Biohaven recognized $5,151 and $501 in non-cash interest expense in the three months ended June 30, 2019 and 2018, respectively, and $11,964 and $501 in non-cash interest expense in the six months ended June 30, 2019 and 2018, respectively, related to the Funding Agreement.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

8.  Mandatorily Redeemable Preferred Shares, net
In April 2019, the Company sold 2,495 Series A preferred shares (the "Series A Preferred Shares") to RPI at a price of $50,100 per preferred share pursuant to a Series A preferred share purchase agreement (the "Preferred Share Agreement"). The gross proceeds from the transaction with RPI were $125,000, with $105,000 of the proceeds used to purchase a priority review voucher ("PRV") issued by the United States Secretary of Health and Human Services to potentially expedite the regulatory review of the new drug application ("NDA") for the ODT formulation of rimegepant and the remainder of the proceeds to be used for other general corporate purposes. Pursuant to the Preferred Share Agreement, the Company may issue additional Series A Preferred Shares to RPI in up to three additional closings for an aggregate amount of $75,000 subject to the acceptance by the FDA of both NDAs with respect to the tablet formulation of rimegepant and the NDA with respect to the ODT formulation of rimegepant. As a condition for the issuance of additional Series A Preferred Shares, one NDA must be accepted under the priority review designation pathway. The issuance of additional Series A Preferred Shares is also subject to customary closing conditions. Subject to the satisfaction of the applicable conditions under the Preferred Share Agreement, the issuance of additional Series A Preferred Shares is entirely at the Company’s option, and the Company is not obligated to issue any additional Series A Preferred Shares, subject to a fee up to $3,000 if not issued in total. The fee is reduced proportionally by the amount of additional Series A Preferred Shares issued up to the aggregate $75,000, in which the fee is reduced to zero.
The holders of the Company's outstanding Series A Preferred Shares, will have the right to require redemption of the shares in certain circumstances. If a Change of Control (as defined in the Company's memorandum and article of association) occurs on or before October 5, 2019, the Company will have the option to redeem the Series A Preferred Shares for one point five times (1.5x) the original purchase price of the Series A Preferred Shares upon the closing of the Change of Control.  If the Company does not elect to redeem the Series A Preferred Shares for 1.5x the original purchase price at the closing of such Change of Control, then it would be required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments following closing of the Change of Control through December 31, 2024.
If a Change of Control occurs after October 5, 2019 and the Series A Preferred Shares have not previously been redeemed, the Company must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control or in equal quarterly installments following the closing of the Change of Control through December 31, 2024.
If an NDA for rimegepant is not approved by December 31, 2021, the holders of the Series A Preferred Shares have the option at any time thereafter to require the Company to redeem the Series A Preferred Shares for one point two times (1.2x) the original purchase price of the Series A Preferred Shares.
If no Change of Control has occurred, the Series A Preferred Shares have not previously been redeemed and (i) rimegepant is approved on or before December 31, 2024, following approval and starting one-year after approval, the Company must redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in a lump sum or in equal quarterly installments through December 31, 2024 (provided that if rimegepant is approved in 2024, the entire redemption amount must be paid by December 31, 2024) or (ii)  rimegepant is not approved by December 31, 2024, the Company must redeem the Series A Preferred Shares for two times (2x) the original purchase price on December 31, 2024.
The Company may redeem the Series A Preferred Shares at our option at any time for two times (2x) the original purchase price, which redemption price may be paid in a lump sum or in equal quarterly installments through December 31, 2024.
In the event that the Company defaults on any obligation to redeem Series A Preferred Shares when required, the redemption amount shall accrue interest at the rate of eighteen percent (18%) per annum. If any such default continues for at least one year, the holders of such shares shall be entitled to convert, subject to certain limitations, such Series A Preferred Shares into common shares, with no waiver of their redemption rights.
Under all circumstances, the Series A Preferred Shares are required to be redeemed by December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 18%, and the Company recognized $3,955 in interest expense for the three and six months ended June 30, 2019. The Company had 2,495 and no Series A preferred shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Mandatorily Redeemable Preferred Shares, net (Continued)

The following table shows the activity within the preferred share liability for the six months ended June 30, 2019:

Carrying Value
Transaction date balance	$91,185
Non-cash interest expense recognized, net of transaction cost amortization	3,945
Balance at June 30, 2019	95,130
Less: Unamortized transaction costs	(240)
Balance at June 30, 2019	$94,890

Certain scenarios as described in the Preferred Share Agreement were determined by the Company to result in a derivative liability. The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement. As inputs into the valuation, the Company considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative was recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss (see Note 3 for details on the fair value measurement). If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.
The Company recorded the payment for the PRV as research and development expense in the condensed consolidated statements of operations and comprehensive loss, and as an operating cash outflow in the condensed consolidated statements of cash flows for the six months ended June 30, 2019.
9.   Warrants
Guarantor and Co-Guarantor Warrants
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
Changes in the fair value of the warrant liability, until expiration of the anti-dilution price protection provisions, were recognized as a component of other income (expense), net, in the Company’s condensed consolidated statement of operations and comprehensive loss.  Upon expiration of the provision, the Company discontinued classification of these warrants as a liability and has accordingly reclassified the fair value of $5,203 to additional paid-in capital within shareholders’ equity.
The fair value of the warrant liability was $4,021 at December 31, 2017. The Company recorded expense of $1,182 related to the warrant liability within other income (expense) in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2018. Both warrants were exercised in March 2019.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Warrants (Continued)

Fox Chase Chemical Diversity Center Inc.
In May 2019, the Company entered into an agreement with Fox Chase Chemical Diversity Center Inc. ("FCCDC") for FCCDC's TDP-43 assets (the "FCCDC Agreement"). The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. As consideration, Biohaven issued 100,000 of its common shares to FCCDC valued at $5,646. As the shares were not settled during the second quarter of 2019, the Company recorded the payment in accounts payable, and research and development expense. In addition, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing (See Note 12). The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43. The warrant has standard terms and conditions for exercise and has accelerated vesting in the event of a change of control of Biohaven.
10.   Shareholders' Equity
Changes in shareholders’ equity for the three and six months ended June 30, 2019 was as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2018	44,197,549	$554,384	$40,104	$(443,568)	$150,920
Exercise of stock options	85,445	1,961	(896)	—	1,065
Non-cash share-based compensation expense	—	—	7,330	—	7,330
Net loss	—	—	—	(62,304)	(62,304)
Balances as of March 31, 2019	44,282,994	556,345	46,538	(505,872)	97,011
Issuance of common shares upon completion of equity offering, net of offering costs	6,976,745	281,100	—	—	281,100
Exercise of related party warrants	215,000	7,201	(5,203)	—	1,998
Exercise of stock options	26,875	320	(172)	—	148
Share-based compensation expense	—	—	17,554	—	17,554
Net loss	—	—	—	(211,070)	(211,070)
Balances as of June 30, 2019	51,501,614	$844,966	$58,717	$(716,942)	$186,741

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.   Shareholders' Equity (Continued)

Changes in shareholders’ equity for the three and six months ended June 30, 2018 was as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2017	36,057,748	$311,061	$23,556	$(202,646)	$131,971
Issuance of common shares upon completion of equity offering, net of offering costs	2,000,000	52,013	—	—	52,013
Exercise of ALS Biopharma warrants, net settlement of shares	228,219	—	—	—	—
Reclassification of warrant liability to equity	—	—	5,203	—	5,203
Exercise of stock options	321,050	4,656	(3,653)	—	1,003
Non-cash share-based compensation expense	—	—	3,088	—	3,088
Net loss	—	—	—	(85,462)	(85,462)
Balances as of March 31, 2018	38,607,017	$367,730	$28,194	$(288,108)	$107,816
Issuance of common shares upon completion of equity offering, net of offering costs	1,111,111	43,842	—	—	43,842
Exercise of ALS Biopharma warrants, net settlement of shares	261,140	—	—	—	—
Exercise of stock options	115,023	1,653	(820)	—	833
Share-based compensation expense	—	—	5,608	—	5,608
Net loss	—	—	—	(39,269)	(39,269)
Balances as of June 30, 2018	40,094,291	$413,225	$32,982	$(327,377)	$118,830

Issuance of Common Shares for the June 2019 Offering
In June 2019, the Company issued and sold 6,976,745 common shares at a public offering price of $43.00 per share for net proceeds of approximately $281,100 after deducting underwriting discounts and commissions of approximately $18,000 and other offering expenses of approximately $900. In addition, in July 2019, the underwriters of the follow-on offering partially exercised their option to purchase additional shares, and the Company issued and sold 525,000 common shares for net proceeds of approximately $21,221 after deducting underwriting discounts and commissions of approximately $1,354. Thus, the aggregate net proceeds to the Company from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $302,321.
Exercise of Related Party Warrants
In connection with a guarantee of its obligations under the Credit Agreement, the Company issued warrants, each to purchase 107,500 common shares at an exercise price of $9.2911 per share, to two of its directors. Both warrants were exercised in March 2019, and common shares settled in the second quarter of 2019 (See Note 9).
Private Placement
In March 2018, the Company sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52,013 after deducting underwriting discounts and commissions of $2,800 and other offering expenses of $187. Subsequent to the closing of the private placement, the Company paid Bristol-Myers Squibb Company ("BMS") the $50,000 upfront payment under an amendment (the "BMS Amendment") to the Company's July 2016 license agreement with BMS (the "BMS Agreement").See Note 12 for additional details.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

11.   Net Loss per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(211,070)	$(39,269)	$(273,374)	$(124,731)
Denominator:
Weighted average common shares outstanding—basic and diluted	45,226,434	38,942,545	44,736,971	37,873,755
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(4.67)	$(1.01)	$(6.11)	$(3.29)

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

	As of June 30, 2019
	2019	2018
Options to purchase common shares	8,306,459	6,019,570
Warrants to purchase common shares	106,751	221,751
	8,413,210	6,241,321

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
Fox Chase Chemical Diversity Center Inc. Agreement
In May 2019, Biohaven entered into the FCCDC Agreement in which the Company purchased certain intellectual property relating to the TDP-43 protein from FCCDC. The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. As consideration, Biohaven issued 100,000 of its common shares to FCCDC valued at $5,646. As the shares were not settled during the second quarter of 2019, the Company recorded the share issuance in accounts payable and research and development expense. In addition, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing. The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43 (see Note 9).
In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by the Company up to $1,500 over a period of up to 30 months as success fees for research activities by FCCDC. In addition to the milestone payments, the Company will pay FCCDC an earned royalty equal to zero to ten percent of net sales of any TD-43 patent products with a valid claim as defined in the FCCDC Agreement. The Company may also license the rights developed under the FCCDC Agreement and, if it does so, will be obligated to pay a portion of any payments received from such licensee to FCCDC in addition to any milestones payments it would otherwise be obligated to pay. The Company is also responsible for the prosecution and maintenance of the patents related to the TDP-43 assets.
The FCCDC Agreement can be terminated on a country-by-country basis and product-by-product basis upon expiration of the royalty term for such product in such country. Each royalty term begins on the date of the first commercial sale of the licensed product in the applicable country and ends on the expiration of the last to expire of the applicable patents in that country. The FCCDC Agreement may be terminated earlier in specified situations, including termination for uncured material breach of the FCCDC Agreement by either party, termination by FCCDC in specified circumstances, termination by the Company on a country-by-country basis with advance notice and termination upon a party's insolvency or bankruptcy.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12.  License and Other Agreements (Continued)

Amendment to License Agreement with Yale
In September 2013, the Company entered into an exclusive license agreement with Yale (the "Yale Agreement") to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression. As part of the consideration for this license, the Company issued Yale 250,000 common shares and granted Yale the right to purchase up to 10% of the securities issued in specified future equity offerings by the Company, in addition to the obligation to issue shares to prevent anti-dilution. The obligation to contingently issue equity to Yale was no longer outstanding as of December 31, 2018.
The Yale Agreement was amended and restated in May 2019. As amended, the Company agreed to pay Yale up to $2,000 upon the achievement of specified regulatory milestones and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale a low single-digit percentage of sublicense income that it receives. To date, no milestone or royalty payments have been made under this agreement.
The Yale Agreement, as amended and restated, requires the Company to meet certain due diligence requirements based upon specified milestones relating to riluzole or troriluzole based products. The Company can elect to extend the deadline for its compliance with the due diligence requirements by a maximum of one year upon the payment to Yale of up to $150. The Company is also required to reimburse Yale for any fees that Yale incurs related to the filing, prosecution, defending and maintenance of patent rights licensed under the Yale Agreement. In the event that the Company fails to make any payments, commits a material breach, fails to maintain adequate insurance or challenges the patent rights of Yale, Yale can terminate the Yale Agreement. The Company can terminate the Yale Agreement (i) upon 90 days' notice to Yale, (ii) if Yale commits a material breach of the Yale Agreement or (iii) as to a specific country if there are no valid patent rights in such country. The Yale Agreement expires on a country-by-country basis upon the later of the date on which the last patent rights expire in such country or ten years from the date of the first sale of a product incorporating the licensed patents or the Company’s patents relating to troriluzole.
Termination of MGH Agreement
In September 2014, the Company entered into a license agreement (the "MGH Agreement") with The General Hospital Corporation d/b/a Massachusetts General Hospital ("MGH"), pursuant to which MGH granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, related to treating depression with a combination of ketamine and scopolamine. The Company was obligated to pay MGH annual license maintenance fees and future milestone payments of up to $750 upon the achievement of specified clinical and regulatory milestones and up to $2,500 upon the achievement of specified commercial milestones. The Company had also agreed to pay MGH royalties between zero and ten percent based on net sales of products licensed under the agreement. In July 2019, the Company elected to terminate the agreement. Upon termination, the Company is no longer subject to future milestone or royalty payments under the MGH Agreement.
13.  Commitments and Contingencies
Summarized below are the matters previously described in Note 16 of the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2018, updated as applicable.
Lease Agreements
In August 2017, the Company entered into a lease agreement for office space and the related property for its headquarters in New Haven, Connecticut which it began occupying during the fourth quarter of 2018. The lease commenced on January 1, 2018 and had a term of 85 months, with the ability to extend to 120 months. The Company had the option to purchase the property for $2,700 and executed that option in December 2018 and therefore has no remaining lease obligation related to the building.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  Commitments and Contingencies (Continued)

The Company recorded the following for the lease agreement for its new headquarters during the construction period:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Rent expense	$4	$36
Capitalized costs	814	1,379

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
Administration of intranasal BHV-3500 in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. The compound advanced into a Phase 2/3 trial to evaluate efficacy for the acute treatment of migraine in the first quarter of 2019. Pursuant to the BMS Agreement, the Company is required to pay $2,000 to BMS on commencement of a Phase 1 clinical trial, and $4,000 on commencement of a Phase 2 clinical trial, and accordingly, the Company has recognized these liabilities as of December 31, 2018 and June 30, 2019, respectively, in accrued expenses within the condensed consolidated balance sheets. The payment obligations under the agreement are deferred until the earlier of the first approval, or the discontinuation, of the development of rimegepant.
Pursuant to the BMS Agreement, the Company is required to pay $7,500 to BMS in relation to the NDA filing for rimegepant, and accordingly, the Company has recognized this liability as of June 30, 2019 in accrued expenses within the condensed consolidated balance sheet. The Company expects to make this payment in the third quarter of 2019.
Research Commitments
The Company has entered into agreements with several contract research organizations to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specified circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2019 or December 31, 2018.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2019, there were no matters which would have a material impact on the Company’s financial results.
14.   Related Party Transactions
Guarantor and Co-Guarantor Warrants
The guarantor and co-guarantor of the Credit Agreement with Wells Fargo are each shareholders and members of the board of directors of the Company. The Company issued warrants to the guarantor and co-guarantor in exchange for their respective guarantees (see Note 9 and 10). On January 26, 2017, each of these two directors received a warrant to purchase 107,500

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

common shares at an exercise price of $9.2911 per share. Both warrants were exercised in March 2019 and common shares settled in the second quarter of 2019.

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
Overview
We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting neurological diseases, including rare disorders. Our product candidates are based on multiple mechanisms — calcitonin gene-related peptide, or CGRP, receptor antagonists, glutamate modulators and myeloperoxidase, or MPO, inhibition — which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications. Our programs include the following:

Product	Platform	Indication	Development Stage
Rimegepant	CGRP	Acute treatment and prevention of migraine
New drug applications ("NDA") submitted with the United States Food and Drug Administration ("FDA") in the second quarter of 2019 for the Zydis orally dissolving tablet ("ODT") and tablet formulations of rimegepant. Long-term safety study ongoing. Phase 3 trial for prevention initiated in the fourth quarter of 2018.

Rimegepant	CGRP	Trigeminal Neuralgia	Phase 2 proof of concept trial ongoing.
BHV-3500	CGRP	Acute treatment and prevention of migraine	Phase 2/3 trial ongoing.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in spinocerebellar ataxia ("SCA") complete; extension trial ongoing. Phase 3 trial ongoing.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Phase 2/3 ongoing.
Troriluzole	Glutamate	Alzheimer’s disease	Phase 2/3 ongoing.
Troriluzole	Glutamate	Generalized Anxiety Disorder (“GAD”)	Phase 2/3 ongoing.
Nurtec	Glutamate	Amyotrophic Lateral Sclerosis (“ALS”)	Complete Response Letter ("CRL") received from the FDA in July 2019. Currently working with FDA to develop a timely path forward.
BHV-5000	Glutamate	Neuropsychiatric disorders	Phase 1 trial completed 2018; additional nonclinical studies anticipated in 2019.
Verdiperstat	MPO	Neuroinflammation	Phase 3 trial for the treatment of multiple system atrophy (“MSA”) expected to begin in third quarter of 2019.

CGRP Platform
In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and BHV-3500, through a license agreement with Bristol-Myers Squibb Company (“BMS”), which was amended in March 2018.
Rimegepant
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute and preventive treatment of migraine. During the second quarter of 2019, we submitted NDAs to the FDA for the Zydis ODT and tablet formulations of rimegepant. The NDA submission of rimegepant Zydis ODT was submitted using a U.S. Food and Drug Administration ("FDA") priority review voucher ("PRV"), purchased in March 2019, providing for an expedited 6-month review.
Study 301/Study 302
In March 2018, we announced positive topline data from our first two pivotal Phase 3 trials (“Study 301 and Study 302”) for the acute treatment of migraine. In each trial, treatment with a single 75 mg dose of rimegepant met the co-primary efficacy endpoints of the trial, which were superior to placebo, at two hours post-dose, on measures of pain freedom and freedom from the patient’s most bothersome symptom. In addition to achieving both co-primary endpoints in each of the trials, rimegepant also was observed to be generally safe and well-tolerated in the trials, with a safety profile similar to placebo. The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the FDA and provide the basis for the submission of a NDA to the FDA.
Study 303
A third Phase 3 clinical trial for the acute treatment of migraine with a bioequivalent orally dissolving tablet (“ODT”) formulation of rimegepant was commenced in February 2018. On December 3, 2018, we announced positive topline data from this randomized, controlled Phase 3 clinical trial (“BHV3000-303” or “Study 303”) evaluating the efficacy and safety of our Zydis ODT formulation of rimegepant for the acute treatment of migraine. Rimegepant differentiated from placebo on the two co-primary endpoints using a single dose, pain freedom and freedom from most bothersome symptom at 2 hours, as well as the first 21 consecutive primary and secondary outcome measures that were pre-specified. Patients treated with the rimegepant Zydis ODT formulation began to numerically separate from placebo on pain relief as early as 15 minutes, and this difference was statistically significant at 60 minutes. Additionally, a significantly greater percentage of patients treated with rimegepant Zydis ODT returned to normal functioning by 60 minutes and lasting clinical benefit compared to placebo was observed through 48 hours after a single dose of rimegepant on freedom from pain, pain relief, freedom from the most bothersome symptom, and freedom from functional disability. The safety and tolerability observations of rimegepant in Study 303 were consistent with our previous observations. The overall rates of adverse events were similar to placebo (13.2% with respect to rimegepant compared to 10.5% with placebo). The efficacy and safety profile of rimegepant has now been observed across three randomized controlled trials to date. The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the FDA. We continue to advance the rimegepant Zydis ODT and tablet formulation development programs towards potential commercialization for the acute treatment of migraine.
Study 305
In November 2018, we initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75 mg to evaluate its efficacy and safety as a preventive therapy for migraine (“BHV3000-305” or “Study 305”). We anticipate receiving topline results in the fourth quarter of 2019.
Long-term Safety Study
In August 2017, we commenced a long-term safety study of rimegepant in patients with migraine. On December 10, 2018, we announced the results of an interim analysis from our ongoing long-term safety study (“BHV3000-201” or “Study 201”).
On May 8, 2019, we announced updated interim positive results from the long-term safety study. As of February 20, 2019 (the database cutoff date of the interim assessment), 105,192 doses of rimegepant 75 mg had been administered across 1,784 patients with migraine. As of February 20, 2019, approximately 527 patients have received near daily dosing (14 or more doses in 4 weeks) of rimegepant 75 mg to date for a duration ranging between 4 and 52 weeks. Interim hepatic data as of February 21, 2019 were reviewed by an external independent panel of liver experts who concluded that there was no liver safety signal detected through the data analysis cut-off date and, compared to placebo arms of other migraine treatments, there was a very low incidence of overall elevations of liver laboratory abnormalities (1% incidence of serum ALT or AST > 3x the upper limit of normal (ULN) through the data analysis cut-off date). Based on this interim analysis, there are indications that rimegepant may be safe and well tolerated with long-term dosing in patients with migraine.

On May 8, 2019, we also reported the safety and preliminary exploratory efficacy data from the scheduled dosing cohort in the study. In this cohort of patients with a history of 4 to 14 moderate to severe migraine attacks per month, patients were treated with rimegepant 75 mg every other day for up to 12 consecutive weeks. Patients in this cohort could also supplement their scheduled rimegepant dosing with additional as-needed dosing on nonscheduled dosing days. In this cohort, 286 patients received a total of 11,296 doses of rimegepant 75 mg tablets at least every other day, with a median number of 14.2 tablets per 4 week period. During the on-treatment period, no rimegepant-treated patients (n=281) experienced ALT or AST levels >3x the ULN. There were also no rimegepant-treated patients who experienced alkaline phosphatase or bilirubin >2x the ULN. With regard to efficacy, 48.4% of subjects in the scheduled dosing cohort experienced a ≥50% reduction in the frequency of monthly migraine days with moderate-to-severe pain intensity during the third month of treatment. This preliminary exploratory open-label efficacy data from Study 201 suggest that rimegepant may be associated with a reduction in migraine days per month (30 days) compared to the observational lead-in period, suggesting a potential preventive effect that warrants further study.
Subjects will continue to participate in Study 201 with additional data analyses submitted to the FDA in connection with the NDA submissions, including the required 120-day safety update. Additionally, this program for the acute treatment of migraine will be supported by results of 20 Phase 1/2 trials.
Pediatric Study Plan
In November 2017, the FDA agreed to our initial acute treatment pediatric study plan. In June 2019, the FDA provided agreement for the amended Pediatric Study Plan.
Trigeminal Neuralgia
We initiated a Phase 2 proof of concept trial in the second quarter of 2019 to evaluate the safety and efficacy of rimegepant in patients with treatment refractory trigeminal neuralgia. Trigeminal neuralgia is a chronic facial pain syndrome characterized by paroxysmal, severe, and lancinating episodes of pain in the distribution of one or more branches of the trigeminal nerve. The trigeminal nerve, or fifth cranial nerve, is the largest of the 12 cranial nerves and provides sensory innervation to the head and neck, as well as motor innervation to the muscles of mastication. These episodic bouts of severe facial pain can last seconds to minutes, occur several times per day, and often result in significant disability. Over the long-term course of the disease, symptoms often become refractory to medical therapy and current treatment options remain suboptimal.
International Health Authority Interactions
In February 2018, a request for scientific advice for rimegepant was submitted to the Committee for Medicinal Products for Human Use (“CHMP”), a committee of the European Medicines Agency (“EMA”), and feedback was received in June 2018. Based on this feedback, we believe we have several potential pathways to approval.
In January 2019, we and our wholly owned subsidiary, BioShin Consulting Services Company Ltd. ("BioShin"), a Shanghai based limited liability company, jointly announced that the National Medical Products Administration (“NMPA,” formerly, the China FDA) has accepted the investigational new drug (“IND”) application for rimegepant for the treatment of migraine. As previously announced, BioShin was established to develop and potentially commercialize our late-stage migraine and neurology portfolio in China and other Asia-Pacific markets. Following the results of Study 303, we also plan to submit a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. We expect to submit this IND in mid-2019.
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
Troriluzole
Ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been spinocerebellar ataxia (“SCA”). We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. A

Phase 3 trial began enrollment in March 2019 to evaluate the efficacy of troriluzole in SCA. We believe that the non-statistically significant clinical observations from our first Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into a Phase 3 trial that could provide the data needed to serve as the basis for an NDA. We expect to complete enrollment in the Phase 3 trial of troriluzole in SCA in the first quarter of 2020.
Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in Obsessive Compulsive Disorder (“OCD”) commenced in December 2017. We expect to complete the enrollment of this trial by the end of 2019. In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease has advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. We expect to complete enrollment and announce interim futility results for this trial in the fourth quarter of 2019. We began enrollment in a Phase 2/3 clinical trial of troriluzole in Generalized Anxiety Disorder (“GAD”) in February 2019 and expect to complete enrollment of this trial by the end of 2019.
Nurtec
We are developing Nurtec for the treatment of Amyotrophic Lateral Sclerosis (“ALS”). In January 2018, we announced positive results of a bioequivalence study with Nurtec and marketed riluzole, thus providing pivotal data that we believed was sufficient for the filing of an NDA with the FDA, allowing us to pursue the regulatory approval of Nurtec for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act. We submitted an NDA in September 2018, and the PDUFA date was in July 2019.
In July 2019, we announced that we received a Complete Response Letter ("CRL") from the FDA for their 505(b)2 application seeking approval for NURTEC™ (riluzole) for the treatment of ALS. The sole issue identified in the CRL relates to an FDA concern regarding the use of an active pharmaceutical ingredient ("API") manufactured by Apotex Pharmachem India Private Limited ("Apotex") and used in the drug product supplies for the bioequivalence study in 2017. In the CRL, the FDA stated that it provided recommendations to Apotex regarding the information needed to qualify previous API batches manufactured at Apotex during the time period in question. We have been subsequently informed by the manufacturer that the manufacturer had an exemption from the FDA to supply riluzole to the U.S. market during that time period. We have been in contact with the FDA's Chemical Manufacturing Controls ("CMC") group and Apotex to resolve the matter and we have already submitted additional information to the FDA regarding this issue. We note that the API for commercial supply of Nurtec is currently sourced from another supplier, with whom no CMC issues have been identified.  The FDA did not cite any other concerns in their CRL regarding Nurtec.
BHV-5000
We are also developing BHV-5000, an orally available, low-trapping NMDA receptor antagonist, for the treatment of neuropsychiatric diseases. One potential target indication includes Complex Regional Pain Syndrome (“CRPS”). CRPS is a rare, chronic pain condition typically affecting limbs and triggered by traumatic injury. Accompanying symptoms also include chronic inflammation and reduced mobility in the affected areas. Other disorders of interest include treatment-resistant major depressive disorder and Rett syndrome. Rett syndrome is a rare and severe genetic neurodevelopmental disorder for which no approved treatments are currently available. We acquired worldwide rights to BHV-5000 under an exclusive license agreement with AstraZeneca AB in October 2016. We selected a lead formulation at the end of 2017 and completed single dosing in a Phase 1 clinical trial of BHV-5000 in January 2018 to evaluate its pharmacokinetic properties. Nonclinical studies are ongoing to support future trials.
MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of MSA, a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca AB. We have entered into an exclusive license agreement with AstraZeneca AB for the product candidate, we have reactivated the IND, and plan to initiate a Phase 3 clinical trial of verdiperstat for the treatment of MSA in the third quarter of 2019. In February 2019, verdiperstat received orphan drug designation from the FDA for the treatment of MSA.
Preclinical
In May 2019, the Company entered into an agreement with Fox Chase Chemical Diversity Center Inc. ("FCCDC") for FCCDC's TDP-43 assets (the "FCCDC Agreement"). The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by us (See Note 12).
Recent Developments
Priority Review Voucher Purchase and Series A Preferred Share Financing
In April 2019, we sold 2,495 Series A preferred shares (the "Series A Preferred Shares") to RPI Finance Trust ("RPI") at a price of $50,100 per preferred share pursuant to a Series A preferred share purchase agreement (the "Preferred Share Agreement"). The financing closed in April 2019. The gross proceeds from the transaction with RPI were $125 million, with $105 million of the proceeds used to purchase a PRV issued by the United States Secretary of Health and Human Services to potentially expedite the regulatory review of the NDA for the ODT formulation of rimegepant and the remainder of the proceeds to be used for other general corporate purposes. Pursuant to the Preferred Share Agreement, we may issue additional Series A Preferred Shares to RPI in up to three additional closings for an aggregate amount of $75 million subject to the acceptance by the FDA of both NDAs with respect to the tablet formulation of rimegepant and the ODT formulation of rimegepant. As a condition of future issuance of Series A Preferred Shares, one NDA must be accepted under the priority review designation pathway. The issuance of additional Series A Preferred Shares is also subject to customary closing conditions. Subject to the satisfaction of the applicable conditions under the Preferred Share Agreement, the issuance of additional Series A Preferred Shares is entirely at our option, and we are not obligated to issue any additional Series A Preferred Shares.
Follow-on Offering of Common Shares
In June 2019, we issued and sold 6,976,745 common shares at a public offering price of $43.00 per share for net proceeds of $281.1 million after deducting underwriting discounts and commissions of $18.0 million and other offering expenses of approximately $0.9 million. Subsequently, in July 2019, the underwriters of the follow-on offering partially exercised their option to purchase additional shares, and we issued and sold 525,000 common shares for net proceeds of $21.2 million after deducting underwriting discounts and commissions of $1.4 million. Thus, the aggregate net proceeds to us from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were $302.3 million.
Executive Officer Update
During August 2019, Robert Berman M.D. has transitioned to a new role in charge of Special Projects and Medical Oversight. Elyse Stock M.D. previously our Chief of Portfolio Strategy and Development has assumed the role of Chief Medical Officer.
Capital Requirements
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates and programs. Our net loss was $211.1 million and $39.3 million for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $716.9 million. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.
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
As of June 30, 2019, we had cash of $465.7 million. We believe that our cash as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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
We anticipate that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development, and commercialization activities of our product candidates. We also continue to incur accounting, audit, legal, regulatory, compliance, public relations, director and insurance costs associated with being a public company. Additionally, as we believe regulatory approval of several of our product candidates appears likely, we expect further increases in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.
Other Income (Expense)
Change in Fair Value of Derivative Liability
The fair value of the derivative liability recognized in connection with contingent payments under the Preferred Share Agreement is determined using the with-and-without valuation method. As inputs into the valuation, we considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative is recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
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
Loss from Equity Method Investment
From August 2016 through November 2018, we purchased shares of common stock in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”). As of June 30, 2019 and December 31, 2018, we owned approximately 41.9% of the outstanding shares of Kleo’s common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net, in our condensed consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our condensed consolidated balance sheet.
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

Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement, BPI was profitable during the six months ended June 30, 2019 and 2018, and BPI is subject to taxation in the United States. Our provision for income taxes has historically been comprised of the state income taxes of BPI’s profitable operations in the United States and federal income taxes due to general business credit limitations.
As of June 30, 2019, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to excess research and development (“R&D”) credits.

Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following tables summarize our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$175,977	$29,052	$146,925
General and administrative	23,235	9,064	14,171
Total operating expenses	199,212	38,116	161,096
Loss from operations	(199,212)	(38,116)	(161,096)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(3,955)	—	(3,955)
Non-cash interest expense on liability related to sale of future royalties	(5,151)	(501)	(4,650)
Change in fair value of derivative liability	(1,263)	—	(1,263)
Loss from equity method investment	(1,415)	(641)	(774)
Other	(16)	14	(30)
Total other income (expense), net	(11,800)	(1,128)	(10,672)
Loss before provision for income taxes	(211,012)	(39,244)	(171,768)
Provision for income taxes	58	25	33
Net loss and comprehensive loss	$(211,070)	$(39,269)	$(171,801)
Research and Development Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Nurtec	$(92)	$1,085	$(1,177)
Troriluzole	8,465	1,202	7,263
Rimegepant:
Priority review voucher purchase	105,000	—	105,000
Program expenses	31,490	19,150	12,340
BHV-3500	7,667	1,272	6,395
BHV-5000	77	134	(57)
Verdiperstat	2,066	—	2,066
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	14,723	5,340	9,383
Preclinical research programs	5,646	—	5,646
Other	935	869	66
Total research and development expenses	$175,977	$29,052	$146,925
Research and development expenses were $176.0 million for the three months ended June 30, 2019, compared to $29.1 million for the three months ended June 30, 2018. The increase of $146.9 million was primarily due to:

•	the purchase of a PRV for $105.0 million to expedite the regulatory review of the ODT version of rimegepant;

•	filing fees of $7.6 million related to our NDA submissions;

•	accruals of development milestones payable to BMS in the amount of $7.5 million for rimegepant, and $4.0 million for BHV-3500;

•	one-time issuance of common shares to FCCDC which resulted in an increase of $5.6 million for our preclinical research programs; and

•	an increase of $7.5 million in non-cash share-based compensation included in personnel related costs.
In addition to the above, the increase in direct costs for our troriluzole program was primarily due to increases in costs associated with advancing the program into later-stage clinical trials for the three months ended June 30, 2019, as compared to the same period in 2018.
The increase in personnel related costs, including non-cash share-based compensation, was a result of additional options issued and hiring additional research and development personnel. Our headcount in research and development increased to 47 as of June 30, 2019, compared to 30 as of June 30, 2018. Non-cash share-based compensation expense was $10.3 million for the three months ended June 30, 2019, an increase of $7.5 million as compared to the same period in 2018.
General and Administrative Expenses
General and administrative expenses were $23.2 million for the three months ended June 30, 2019, compared to $9.1 million for the three months ended June 30, 2018. The increase of $14.2 million was primarily due to increases in personnel-related costs, including non-cash share-based compensation, due to the hiring of additional personnel in our general and administrative functions, preparation for commercialization activities, professional fees supporting ongoing business operations, and additional fees to comply with the requirements of being a public company. Our headcount, in general and administrative activities, increased to 43 as of June 30, 2019, compared to 23 as of June 30, 2018.  Non-cash share-based compensation expense, included in personnel-related costs, was $7.2 million for the three months ended June 30, 2019, an increase of $4.4 million as compared to the same period in 2018.
Other Income (Expense), Net
Other income (expense), net was a net expense of $11.8 million for the three months ended June 30, 2019, compared to net expense of $1.1 million for the three months ended June 30, 2018. The increase of $10.7 million in net expense was primarily due to the change in fair value of derivative liability and the non-cash interest expense on our liability related to the mandatorily redeemable preferred shares, and our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $58 for the three months ended June 30, 2019, compared to a provision for income taxes of $25 for the three months ended June 30, 2018. We recorded a tax provision for the three months ended June 30, 2019 primarily for the state income taxes of BPI’s profitable operations in the United States during that period.
Comparison of the Six Months Ended June 30, 2019 and 2018
The following tables summarize our results of operations for the three and six June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$216,980	$104,631	$112,349
General and administrative	36,697	16,921	19,776
Total operating expenses	253,677	121,552	132,125
Loss from operations	(253,677)	(121,552)	(132,125)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(3,955)	—	(3,955)
Non-cash interest expense on liability related to sale of future royalties	(11,964)	(501)	(11,463)
Change in fair value of warrant liability	—	(1,182)	1,182
Change in fair value of derivative liability	(1,263)	—	(1,263)
Loss from equity method investment	(2,315)	(1,369)	(946)
Other	(33)	(15)	(18)
Total other income (expense), net	(19,530)	(3,067)	(16,463)
Loss before provision for income taxes	(273,207)	(124,619)	(148,588)
Provision for income taxes	167	112	55
Net loss and comprehensive loss	(273,374)	(124,731)	(148,643)

Research and Development Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Nurtec	$435	$2,394	$(1,959)
Troriluzole	14,699	3,996	10,703
Rimegepant:
Priority review voucher purchase	105,000	—	105,000
Program expenses	48,837	34,491	14,346
BHV-3500	15,444	2,718	12,726
BHV-5000	435	632	(197)
Verdiperstat	3,114	—	3,114
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	21,787	9,032	12,755
BMS Amendment upfront license payment	—	50,000	(50,000)
Preclinical research programs	5,646	—	5,646
Other	1,583	1,368	215
Total research and development expenses	$216,980	$104,631	$112,349
Research and development expenses were $217.0 million for the six months ended June 30, 2019, compared to $104.6 million for the six months ended June 30, 2018. The increase of $112.3 million was primarily due to:

•	the purchase of a PRV for $105.0 million to potentially expedite the regulatory review of the ODT version of rimegepant;

•	filing fees of $7.6 million related to our NDA submissions;

•
increases in direct costs of $10.7 million for our troriluzole program, $12.7 million for our BHV-3500 program, including a development milestone accrual of $4.0 million, and $5.6 million for our preclinical research programs; and

•	increases in personnel costs of $12.8 million, including an increase of $9.8 million in non-cash share-based compensation.
The increase in direct costs for our troriluzole and BHV-3500 programs was primarily due to increases in costs associated with advancing the programs into later-stage clinical trials for the six months ended June 30, 2019, as compared to the same period in 2018, and the development milestone accrual for the BHV-3500 program noted above. The increase of $5.6 million in direct costs for our preclinical research programs was due to the one-time issuance of common shares to FCCDC for assets within the FCCDC Agreement.
The increase in personnel-related costs, including non-cash share-based compensation, was a result of additional options issued and hiring additional research and development personnel. Our headcount in research and development increased to 47 as of June 30, 2019, compared to 30 as of June 30, 2018.  Non-cash share-based compensation expense, included in personnel related costs, was $14.0 million for the six months ended June 30, 2019, a increase of $9.8 million as compared to the same period in 2018.
The increases in direct costs during the period were partially offset by the one-time upfront payment to BMS in the six months ended June 30, 2018.
General and Administrative Expenses
General and administrative expenses were $36.7 million for the six months ended June 30, 2019, compared to $16.9 million for the six months ended June 30, 2018. The increase of $19.8 million was primarily due to increases in personnel-related costs, including non-cash share-based compensation, due to the hiring of additional personnel in our general and administrative functions, preparation for commercialization activities, professional fees supporting ongoing business operations, and fees to comply with being a public company.  Our headcount, outside of research and development, increased to 43 as of June 30, 2019, compared to 23 as of June 30, 2018.  Non-cash share-based compensation expense, included in personnel related costs, was $10.9 million for the six months ended June 30, 2019, an increase of $6.4 million as compared to the same period in 2018.

Other Income (Expense), Net
Other income (expense), net was a net expense of $19.5 million for the six months ended June 30, 2019, compared to net expense of $3.1 million for the six months ended June 30, 2018. The increase of $16.5 million in net expense was primarily due to the change in fair value of derivative liability and the non-cash interest expense on our liability related to the mandatorily redeemable preferred shares, and our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $0.2 million for the six months ended June 30, 2019, compared to a provision for income taxes of $0.1 million for the six months ended June 30, 2018. We recorded a tax provision for the six months ended June 30, 2019 for the state income taxes of BPI’s profitable operations in the United States during that period.
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
In April 2019, we closed the sale of 2,495 Series A Preferred Shares to RPI at a price of $50,100 per preferred share, resulting in gross proceeds of $125 million, before offering expenses. As described above, we used $105 million of these proceeds to fund the purchase of the PRV.
In June 2019, we issued and sold 6,976,745 common shares at a public offering price of $43.00 per share for net proceeds of $281.1 million after deducting underwriting discounts and commissions of $18.0 million and other offering expenses of approximately $0.9 million. In addition, in July 2019, the underwriters of the follow-on offering partially exercised their option to purchase additional shares, and we issued and sold 525,000 common shares for net proceeds of $21.2 million after deducting underwriting discounts and commissions of $1.4 million. Thus, the aggregate net proceeds to us from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were $302.3 million.

As of June 30, 2019, we had cash of $465.7 million.  Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(206,756)	$(114,989)
Net cash used in investing activities	(1,448)	(2,876)
Net cash provided by financing activities	409,694	203,849
Net increase in cash	$201,490	$85,984
Operating Activities
During the six months ended June 30, 2019, operating activities used $206.8 million of cash, an increase of $91.8 million as compared to the six months ended June 30, 2018.  The increase in cash usage was primarily due to the $105 million PRV payment, and increases in cash paid for clinical trials, commercial supply, personnel, professional fees and other infrastructure costs, partially offset by the one-time $50 million upfront payment under the BMS Amendment made in 2018.
Investing Activities
During the six months ended June 30, 2019, we used $1.4 million of cash in investing activities, a decrease of $1.4 million as compared to the six months ended June 30, 2018.  The decrease was primarily due to a reduction in the amount invested in Kleo during the six months ended June 30, 2019, as compared to the same period in 2018.
Financing Activities
During the six months ended June 30, 2019, net cash provided by financing activities was $409.7 million, an increase of $205.8 million compared to the six months ended June 30, 2018.  The increase was primarily due to $281.1 million in proceeds received from the June 2019 follow-on issuance of common shares.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, clinical trials and potential commercialization of our product candidates. Our costs will also increase as we:

•	Continue to advance the rimegepant programs towards commercialization for the acute treatment of migraine;

•
complete our ongoing Phase 3 clinical trial to evaluate rimegepant as a preventive therapy for migraine and our ongoing Phase 2 proof of concept trial to evaluate the safety and efficacy of rimegepant in patients with treatment refractory trigeminal neuralgia;

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
We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for rimegepant, troriluzole, or our other product candidates, we expect to incur additional commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize or whether we commercialize jointly or on our own.
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
Contractual Obligations and Commitments
In addition to the following discussion of our commitment to RPI under the Funding Agreement, the disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 13 to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for further discussion of commitments and contingencies.
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
In April 2019, we issued the Series A Preferred Shares for the aggregate original purchase price of $125 million. The Series A Preferred Shares are redeemable from time to time, as described below.
If a Change of Control (as defined in our amended and restated memorandum and articles of association) occurs on or before October 5, 2019, we shall have the option to redeem the Series A Preferred Shares for one point five times (1.5x) the original purchase price of the Series A Preferred Shares upon the closing of the Change of Control. If we do not elect to redeem the Series A Preferred Shares for 1.5x the original purchase price at the closing of such Change of Control, then we would be required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments following closing of the Change of Control through December 31, 2024.
If a Change of Control occurs after October 5, 2019 and the Series A Preferred Shares have not previously been redeemed, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control or in equal quarterly installments following the closing of the Change of Control through December 31, 2024.
If an NDA for rimegepant is not approved by December 31, 2021, RPI has the option at any time thereafter to require us to redeem the Series A Preferred Shares for one point two times (1.2x) the original purchase price of the Series A Preferred Shares.
If no Change of Control has occurred, the Series A Preferred Shares have not previously been redeemed and (i) rimegepant is approved on or before December 31, 2024, following approval and starting one-year after approval, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in a lump sum or in equal quarterly installments through December 31, 2024 (provided that if rimegepant is approved in 2024, the entire redemption amount must be paid by December 31, 2024) or (ii) rimegepant is not approved by December 31, 2024, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price on December 31, 2024.
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

Changes to Critical Accounting Policies
Valuation of Derivative Liability
In the second quarter of 2019, we added "Valuation of Derivative Liability" to our critical accounting policies. The fair value of the derivative liability recognized in connection with contingent payments under the Preferred Share Agreement is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability is determined using the with-and-without valuation method. As inputs into the valuation, we considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative is recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.
Current Critical Accounting Policies
The critical accounting policies noted below are described above, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.  All of the critical accounting policies noted are described in the notes to the condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that the following accounting policies involve the most judgment and complexity:

•	accrued research and development expenses;

•	non-cash share-based compensation;

•	equity method investment, including related impairment;

•	non-cash interest expense on liability related to sale of future royalties;

•	valuation of derivative liability; and

•	valuation of warrant liability.
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
The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash of $465.7 million and $264.2 million, respectively. As of June 30, 2019, we held our cash in non-interest-bearing bank accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates.
We have adopted an investment policy, pursuant to which we hold such net proceeds in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations. We have no exposure to interest rate risk related to indebtedness as of June 30, 2019.
We do not engage in any hedging activities against changes in interest rates. We do not have material foreign currency or other derivative financial instruments.

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
Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The holders of our outstanding Series A Preferred Shares (consisting of 2,495 shares as of the filing of this report), will have the right to require us to redeem their shares in certain circumstances. If a Change of Control (as defined in our memorandum and article of association) occurs on or before October 5, 2019, we will have the option to redeem the Series A Preferred Shares for one point five times (1.5x) the original purchase price of the Series A Preferred Shares upon the closing of the Change of Control.  If we do not elect to redeem the Series A Preferred Shares for 1.5x the original purchase price at the closing of such Change of Control, then we would be required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments following closing of the Change of Control through December 31, 2024.
If a Change of Control occurs after October 5, 2019 and the Series A Preferred Shares have not previously been redeemed, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control or in equal quarterly installments following the closing of the Change of Control through December 31, 2024.
If an NDA for rimegepant is not approved by December 31, 2021, the holder of the Series A Preferred Shares has the option at any time thereafter to require us to redeem the Series A Preferred Shares for one point two times (1.2x) the original purchase price of the Series A Preferred Shares.
If no Change of Control has occurred, the Series A Preferred Shares have not previously been redeemed and (i) rimegepant is approved on or before December 31, 2024, following approval and starting one-year after approval, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in a lump sum or in equal quarterly installments through December 31, 2024 (provided that if rimegepant is approved in 2024, the entire redemption amount must be paid by December 31, 2024) or (ii)  rimegepant is not approved by December 31, 2024, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price on December 31, 2024.
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

For example, in July 2019 we received a Complete Response Letter (CRL) with respect to our 505(b)2 application to the FDA for the treatment of ALS with Nurtec (riluzole). The CRL cited issues with the active pharmaceutical ingredient (API) used in the Biohaven 2017 bioequivalence study that was manufactured between 2014 and 2016 in an Apotex Pharmachem India Private Limited (Apotex) facility. In the CRL, the FDA stated that it provided recommendations to Apotex regarding the information that would be needed to qualify previous API batches manufactured at Apotex during the time period in question. We are working with the FDA and Apotex to resolve the matter but there is no assurance that the FDA will approve the Nurtec 505(b)2 application.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2019, in connection with Biohaven's purchase (the "Purchase") of certain intellectual property relating to the TDP-43 protein from Fox Chase Diversity Center Inc., a Delaware corporation ("FCCDC"), Biohaven issued 100,000 of its common shares to FCCDC valued at $5.6 million. In addition, as consideration for the Purchase, Biohaven is obligated to pay FCCDC $1.5 million over a period of up to 30 months as success fees for research activities by FCCDC, and Biohaven also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in the development of TDP-43. The issuance of the common shares and warrant were conducted as a private offering and were therefore exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.*	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association (Exhibit 3.1)

10.1
Amendment and Assignment, by and among the Registrant, ALS Biopharma, LLC, Fox Chase Chemical Diversity Center and Biohaven Therapeutics Ltd, dated as of May 29, 2019 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-3 (File No. 333-232167) filed with the Securities and Exchange Commission on June 17, 2019).

10.2 #
Amended and Restated Agreement, by and between the Registrant and Yale University, dated as of May 6, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-3 (File No. 333-232167) filed with the Securities and Exchange Commission on June 17, 2019).

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

#
Certain portions of this exhibit (indicated by asterisks) have been omitted as such information is (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.

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
Dated: August 9, 2019
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)