Form 10-Q
period 2019-09-30
Biohaven Pharmaceutical Holding Co Ltd.
filed 2019-11-01
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2019, the registrant had 52,240,009 common shares, without par value per share, outstanding.

Form 10-Q Table of Contents
Part 1.  Financial Information

Item 1. Condensed Consolidated Financial Statements

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$416,574	$264,249
Prepaid expenses and other current assets (Note 4)	6,596	8,090
Total current assets	423,170	272,339
Property and equipment, net	7,460	6,248
Equity method investment (Note 5)	7,106	11,414
Other assets	1,351	11
Total assets	$439,087	$290,012
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,562	$10,752
Accrued expenses (Note 6)	35,644	8,782
Total current liabilities	47,206	19,534
Liability related to sale of future royalties, net (Note 7)	136,799	117,515
Mandatorily redeemable preferred shares, net (Note 8)	99,268	—
Derivative liability (Note 8)	36,795	—
Other long-term liabilities	43	2,043
Total liabilities	320,111	139,092
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, no par value; 200,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 52,217,684 and 44,197,549 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	874,589	554,384
Additional paid-in capital	67,496	40,104
Accumulated deficit	(823,109)	(443,568)
Total shareholders’ equity	118,976	150,920
Total liabilities and shareholders’ equity	$439,087	$290,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$61,674	$47,362	$278,654	$151,993
General and administrative	28,782	7,574	65,479	24,495
Total operating expenses	90,456	54,936	344,133	176,488
Loss from operations	(90,456)	(54,936)	(344,133)	(176,488)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(4,378)	—	(8,333)	—
Non-cash interest expense on liability related to sale of future royalties	(7,308)	(5,633)	(19,272)	(6,134)
Change in fair value of warrant liability	—	—	—	(1,182)
Change in fair value of derivative liability	(1,717)	—	(2,980)	—
Loss from equity method investment	(1,993)	(697)	(4,308)	(2,066)
Other	8	(14)	(25)	(29)
Total other expense, net	(15,388)	(6,344)	(34,918)	(9,411)
Loss before provision for income taxes	$(105,844)	$(61,280)	$(379,051)	$(185,899)
Provision for income taxes	323	161	490	273
Net loss and comprehensive loss	$(106,167)	$(61,441)	(379,541)	(186,172)
Net loss per share — basic and diluted	$(2.04)	$(1.53)	$(8.04)	$(4.82)
Weighted average common shares outstanding—basic and diluted	52,077,240	40,147,735	47,210,615	38,636,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(379,541)	$(186,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	34,855	12,438
Non-cash interest expense on mandatorily redeemable preferred shares	8,333	—
Non-cash interest expense on liability related to sale of future royalties	19,272	6,134
Non-cash expense related to license agreement	5,646	4,080
Change in fair value of derivative liability	2,980	—
Change in fair value of warrant liability	—	1,182
Loss from equity method investment	4,308	2,066
Other non-cash items	437	91
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,494	(9,598)
Other assets	(340)	(32)
Accounts payable	810	(63)
Accrued expenses	26,862	5,521
Other long-term liabilities	(2,000)	628
Net cash used in operating activities	$(276,884)	$(163,725)
Cash flows from investing activities:
Purchases of property and equipment	(1,637)	(2,634)
Purchase of equity method investment	—	(1,375)
Net cash used in investing activities	$(1,637)	$(4,009)
Cash flows from financing activities:
Proceeds from issuance of common shares	303,221	55,000
Proceeds from sale of future royalties	—	106,047
Proceeds from issuance of common stock related to sale of future royalties	—	43,953
Proceeds from issuance of mandatorily redeemable preferred shares	125,000	—
Proceeds from exercise of warrants	1,998	—
Payments of issuance costs	(1,150)	(2,987)
Proceeds from exercise of stock options	2,777	2,438
Net cash provided by financing activities	$431,846	$204,451
Net increase in cash and restricted cash	153,325	36,717
Cash and restricted cash at beginning of period	264,249	131,468
Cash and restricted cash at end of period	$417,574	$168,185
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$835	$273
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$377

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents
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
Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements and public offerings, as well as through the sale of a revenue participation right related to potential future royalties. The Company has incurred recurring losses since its inception, had an accumulated deficit as of September 30, 2019 , and expects to continue to generate operating losses for the foreseeable future. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
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
•Level 1— Quoted prices in active markets for identical assets or liabilities.
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
Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based on market sources including interest rates for companies with similar credit quality for agreements of similar duration, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense is recognized on a straight-line basis over the term of the short-term lease. For real estate leases, the Company separately accounts for lease components and non-lease components. The Company has restricted cash of $1,000 as of September 30, 2019, included in other assets in the unaudited condensed consolidated financial statements, which represents collateral held by a bank for a letter of credit ("LOC") issued in connection with a real estate lease executed in August 2019. The restricted cash is invested in a non-interest bearing account. See Note 13 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease.

Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019 and the results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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

3.   Fair Value of Financial Assets and Liabilities
The Company held no financial assets measured at fair value on a recurring basis as of September 30, 2019, and no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2018.
The following tables present information about the Company's financial liability measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurement as of September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$36,795	$36,795
	$—	$—	$36,795	$36,795

The following table provides a roll forward from transaction date of the Series A preferred shares (see Note 8) to September 30, 2019 of the aggregate fair value of the Company’s derivative liability for which fair value is determined by Level 3 inputs:

Derivative Liability
Transaction date balance	$33,815
Change in fair value	2,980
Balance at September 30, 2019	$36,795

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
Valuation of Liability Related to Sale of Future Royalties
In June 2018, and as described in Note 7, the Company entered into a funding agreement with RPI, accounted for as a liability financing. As of September 30, 2019, the fair value of the liability related to sale of future royalties, used in determining the effective interest rate of the liability, is based on the Company's current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which is considered Level 3.

4.   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2019	As of December 31, 2018
Prepaid clinical trial costs	$4,871	$7,210
Prepaid insurance	839	393
Other	886	487
	$6,596	$8,090

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
The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of September 30, 2019 and December 31, 2018, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proportionate share of Kleo's net loss	$1,993	$697	$4,308	$2,066

The carrying value of the Company’s investment in Kleo was $7,106 and $11,414 as of September 30, 2019 and December 31, 2018, respectively, and is reported as equity method investment on the condensed consolidated balance sheet. The carrying value of the investment represents the Company’s maximum loss exposure as of the balance sheet date. The following table provides a roll-forward of the carrying value of the Company’s equity method investment:

Carrying Value
Balance at December 31, 2018	$11,414
Loss recognized in connection with equity method investment	(4,308)
Balance at September 30, 2019	$7,106

Balance at December 31, 2017	$7,847
Purchases of Kleo common stock	1,375
Loss recognized in connection with equity method investment	(2,066)
Balance at September 30, 2018	$7,156

6.   Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2019	As of December 31, 2018
Accrued development milestones payable (Note 13)	$13,500	$—
Accrued employee compensation and benefits	4,219	108
Accrued clinical trial costs	10,126	6,753
Accrued professional fees	6,625	1,636
Other	1,174	285
	$35,644	$8,782

7.   Liability Related to Sale of Future Royalties, net
In June 2018, the Company entered into a funding agreement (the "Funding Agreement") to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or vazegepant (previously known as BHV-3500) and certain derivative compounds thereof ("Products") to RPI, a Delaware statutory trust. The Company issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products for each calendar quarter during the royalty term contemplated by the Funding Agreement ("Revenue Participation Right"), in exchange for $100,000 in cash.

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
The Company concluded that there were two units of accounting for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the Funding Agreement and $50,000 from the Purchase Agreement among the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing stock price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of accounting. The effective interest rate under the Funding Agreement, including transaction costs, is approximately 22% as of September 30, 2019.
Biohaven recognized $7,308 and $5,633 in non-cash interest expense in the three months ended September 30, 2019 and 2018, respectively, and $19,272 and $6,134 in non-cash interest expense in the nine months ended September 30, 2019 and 2018, respectively, related to the Funding Agreement.

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
The holders of the Company's outstanding Series A Preferred Shares, will have the right to require redemption of the shares in certain circumstances. If a Change of Control, as defined in the Company's memorandum and article of association, occurs after October 5, 2019 and the Series A Preferred Shares have not previously been redeemed, the Company must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control or in equal quarterly installments following the closing of the Change of Control through December 31, 2024.
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
Under all circumstances, the Series A Preferred Shares are required to be redeemed by December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 18%, and the Company recognized $4,378 and $8,333 in interest expense for the three and nine months ended September 30, 2019, respectively. The Company had 2,495 and no Series A preferred shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.
The following table shows the activity within the preferred share liability for the nine months ended September 30, 2019:

Carrying Value
Transaction date balance	$91,185
Non-cash interest expense recognized, net of transaction cost amortization	8,312
Gross balance at September 30, 2019	99,497
Less: Unamortized transaction costs	(229)
Net balance at September 30, 2019	$99,268

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
The Company recorded the payment for the PRV as research and development expense in the condensed consolidated statements of operations and comprehensive loss, and as an operating cash outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2019.

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
The fair value of the warrant liability was $4,021 at December 31, 2017. The Company recorded expense of $1,182 related to the warrant liability within other income (expense) in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2018. Both warrants were exercised in March 2019.
Fox Chase Chemical Diversity Center Inc.
In May 2019, the Company entered into an agreement with Fox Chase Chemical Diversity Center Inc. ("FCCDC") for FCCDC's TDP-43 assets (the "FCCDC Agreement"). The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. As consideration, Biohaven issued 100,000 of its common shares to FCCDC valued at $5,646. As of the end of the second quarter of 2019, the payment was recorded in accounts payable and research and development expense as the shares had not settled during the quarter. Upon settlement of the shares in July 2019, the Company transferred the value of the common shares issued to FCCDC from accounts payable to common stock.
In addition to the common shares issued to FCCDC, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing (See Note 12). The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43. The warrant has standard terms and conditions for exercise and has accelerated vesting in the event of a change of control of Biohaven.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

10.   Shareholders' Equity
Changes in shareholders’ equity for the three and nine months ended September 30, 2019 was as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2018	44,197,549	$554,384	$40,104	$(443,568)	$150,920
Exercise of stock options	85,445	1,961	(896)	—	1,065
Non-cash share-based compensation expense	—	—	7,330	—	7,330
Net loss	—	—	—	(62,304)	(62,304)
Balances as of March 31, 2019	44,282,994	556,345	46,538	(505,872)	97,011
Issuance of common shares upon completion of equity offering, net of offering costs	6,976,745	281,100	—	—	281,100
Exercise of related party warrants	215,000	7,201	(5,203)	—	1,998
Exercise of stock options	26,875	320	(172)	—	148
Share-based compensation expense	—	—	17,554	—	17,554
Net loss	—	—	—	(211,070)	(211,070)
Balances as of June 30, 2019	51,501,614	$844,966	$58,717	$(716,942)	$186,741
Issuance of common shares upon completion of underwriters' exercise of option from follow-on equity offering, net of offering costs	525,000	21,221	—	—	21,221
Issuance of common shares as payment for TDP-43 asset	100,000	5,646	—	—	5,646
Exercise of stock options	91,070	2,756	(1,192)	—	1,564
Share-based compensation expense	—	—	9,971	—	9,971
Net loss	—	—	—	(106,167)	(106,167)
Balances as of September 30, 2019	52,217,684	$874,589	$67,496	$(823,109)	$118,976

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.   Shareholders' Equity (Continued)
Changes in shareholders’ equity for the three and nine months ended September 30, 2018 was as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2017	36,057,748	$311,061	$23,556	$(202,646)	$131,971
Issuance of common shares upon completion of equity offering, net of offering costs	2,000,000	52,013	—	—	52,013
Exercise of ALS Biopharma warrants, net settlement of shares	228,219	—	—	—	—
Reclassification of warrant liability to equity	—	—	5,203	—	5,203
Exercise of stock options	321,050	4,656	(3,653)	—	1,003
Non-cash share-based compensation expense	—	—	3,088	—	3,088
Net loss	—	—	—	(85,462)	(85,462)
Balances as of March 31, 2018	38,607,017	$367,730	$28,194	$(288,108)	$107,816
Issuance of common shares upon completion of equity offering, net of offering costs	1,111,111	43,842	—	—	43,842
Exercise of ALS Biopharma warrants, net settlement of shares	261,140	—	—	—	—
Exercise of stock options	115,023	1,653	(820)	—	833
Share-based compensation expense	—	—	5,608	—	5,608
Net loss	—	—	—	(39,269)	(39,269)
Balances as of June 30, 2018	40,094,291	$413,225	$32,982	$(327,377)	$118,830
Issuance of common shares as payment for TDP-43 asset	109,523	4,080	—	—	4,080
Exercise of stock options	57,936	968	(366)	—	602
Share-based compensation expense	—	—	3,742	—	3,742
Net loss	—	—	—	(61,441)	(61,441)
Balances as of September 30, 2018	40,261,750	$418,273	$36,358	$(388,818)	$65,813

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
Private Placement
In March 2018, the Company sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52,013 after deducting underwriting discounts and commissions of $2,800 and other offering expenses of $187. Subsequent to the closing of the private placement, the Company paid Bristol-Myers Squibb Company ("BMS") the $50,000 upfront payment under an amendment (the "BMS Amendment") to the Company's July 2016 license agreement with BMS (the "BMS Agreement"). See Note 12 for additional details.
ALS Biopharma, LLC Warrant Exercise
In January 2018, ALS Biopharma, LLC exercised a warrant for the purchase of 275,000 common shares through a net share settlement, resulting in an issuance of 228,219 common shares.
In April 2018, ALS Biopharma exercised a warrant for the purchase of 325,000 common shares through a net share settlement, resulting in an issuance of 261,140 common shares.

11.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(106,167)	$(61,441)	$(379,541)	$(186,172)
Denominator:
Weighted average common shares outstanding—basic and diluted	52,077,240	40,147,735	47,210,615	38,636,072
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(2.04)	$(1.53)	$(8.04)	$(4.82)

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

	As of September 30, 2019
	2019	2018
Options to purchase common shares	8,560,514	5,982,134
Warrants to purchase common shares	106,751	221,751
	8,667,265	6,203,885

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
Amendment to License Agreement with BMS
In March 2018, the Company entered into the BMS Amendment. Under the BMS Amendment, the Company paid BMS an upfront payment of $50,000 in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of vazegepant (previously known as BHV-3500), recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss. Under the original license agreement, the Company had been obligated to make tiered royalty payments based on annual worldwide net sales of licensed products upon their approval and commercialization, with percentages in the low- to mid-teens.
The BMS Amendment also removed BMS’s right of first negotiation to regain its intellectual property rights or enter into a license agreement with the Company following the Company’s receipt of topline data from its Phase 3 clinical trials of rimegepant, and clarified that antibodies targeting CGRP are not prohibited as competitive compounds under the non-competition clause of the BMS Agreement.
The BMS Agreement continues to provide the Company with exclusive global development and commercialization rights to rimegepant, vazegepant and related CGRP molecules, as well as related know-how and intellectual property. The Company’s obligations to make development and commercial milestone payments to BMS under the original license agreement remain unchanged.
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
Fox Chase Chemical Diversity Center Inc. Agreement
In May 2019, Biohaven entered into the FCCDC Agreement in which the Company purchased certain intellectual property relating to the TDP-43 protein from FCCDC. The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12.  License and Other Agreements (Continued)
or more TDP-43 proteinopathies. As consideration, Biohaven issued 100,000 of its common shares to FCCDC valued at $5,646. As of the end of the second quarter of 2019, the payment was recorded in accounts payable and research and development expense as the shares had not settled during the quarter. Upon settlement of the shares in July 2019, the Company transferred the value of the common shares issued to FCCDC from accounts payable to common stock.
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
Lease Agreements
In August 2017, the Company entered into a lease agreement for office space and the related property for its United States ("US") headquarters in New Haven, Connecticut, which it began occupying during the fourth quarter of 2018. The lease commenced on January 1, 2018 and had a term of 85 months, with the ability to extend to 120 months. The Company had the option to purchase the property for $2,700 and executed that option in December 2018 and therefore has no remaining lease obligation related to its US headquarters building.
The Company recorded the following for the lease agreement for its US headquarters during the construction period:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Rent expense	$4	$40
Capitalized costs	$1,114	$2,493

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  Commitments and Contingencies (Continued)

In August 2019, the Company entered into a lease agreement for office space in Yardley, Pennsylvania to support expansion of the Company's commercial operations in anticipation of the rimegepant commercial launch. The lease will commence on March 1, 2020 and have a term of 88 months, with the ability to extend to 148 months. The Company has restricted cash of $1,000, as of September 30, 2019, included in other assets in the unaudited condensed consolidated financial statements, which represents collateral held by a bank for a letter of credit issued in connection with the lease. The restricted cash is invested in a non-interest bearing account.
The lessor has provided the Company a temporary space to occupy while leasehold improvements are completed prior to the lease commencement next year. With the exception of the first month's rent payment made on execution of the lease, the Company is not required to pay rent until August 2020. The Company determined there were two units of account for the lease, one for use of the temporary space, with a duration from the lease execution date to the lease commencement date and another for the use of the premises, with a duration from the lease commencement date to the lease termination date. The two units of account are being treated as two separate operating leases.
Since the Company expects to occupy the temporary space for less than 12 months, the Company did not record a right-of-use asset and lease liability on its balance sheet for the temporary space. The rent expense for the temporary space recognized for the three and nine months ended September 30, 2019 was $24 because there will be no cash payment for use of the temporary space, the rent expense recognized for the use of the temporary space is being treated as deferred rent payments.
The Company can begin occupying the premises after the landlord has substantially completed all agreed upon improvements to the office space. After substantial completion of the office space in the first half of 2020, the Company expects to record a right-of-use asset and operating lease liability on its balance sheet and straight-line the lease expense over the duration of the lease.
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
Administration of intranasal vazegepant in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. The compound advanced into a Phase 2/3 trial to evaluate efficacy for the acute treatment of migraine in the first quarter of 2019. Pursuant to the BMS Agreement, the Company is required to pay $2,000 to BMS on commencement of a Phase 1 clinical trial, and $4,000 on commencement of a Phase 2 clinical trial, and accordingly, the Company has recognized these liabilities as of December 31, 2018 and September 30, 2019, respectively, in accrued expenses within the condensed consolidated balance sheets. The payment obligations under the agreement are deferred until the earlier of the first approval, or the discontinuation, of the development of rimegepant.
Pursuant to the BMS Agreement, the Company is required to pay $7,500 to BMS in relation to the NDA filing for rimegepant, and accordingly, the Company has recognized this liability as of September 30, 2019 in accrued expenses within the condensed consolidated balance sheet. The Company made the milestone payment in October 2019.
Research Commitments
The Company has entered into agreements with several contract research organizations to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  Commitments and Contingencies (Continued)

articles of association also provide for indemnification of directors and officers in specified circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2019 or December 31, 2018.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2019, there were no matters which would have a material impact on the Company’s financial results.

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

Form 10-Q Table of Contents

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
Acute: New drug applications ("NDA") submitted with the United States Food and Drug Administration ("FDA") in the second quarter of 2019 for the Zydis orally dissolving tablet ("ODT") and tablet formulations of rimegepant. Long-term safety study is expected to complete in the fourth quarter of 2019.
Prevention: Phase 3 trial for prevention initiated in the fourth quarter of 2018 and results are expected at the end of the fourth quarter of 2019 or early first quarter of 2020.

Rimegepant	CGRP	Trigeminal Neuralgia	Phase 2 proof of concept trial ongoing.
Vazegepant	CGRP	Acute treatment and prevention of migraine	Phase 2/3 trial in acute treatment of migraine ongoing; results are expected in the fourth quarter of 2019.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in spinocerebellar ataxia ("SCA") complete; extension trial ongoing. Phase 3 trial ongoing.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Phase 2/3 trial ongoing; results are expected in the first quarter of 2020.
Troriluzole	Glutamate	Alzheimer’s disease	Phase 2/3 trial ongoing; interim analysis expected in the fourth quarter of 2019.
Troriluzole	Glutamate	Generalized Anxiety Disorder (“GAD”)	Phase 2/3 trial ongoing; completed enrollment in the fourth quarter of 2019.
Nurtec	Glutamate	Amyotrophic Lateral Sclerosis (“ALS”)	Complete Response Letter ("CRL") received from the FDA in July 2019. Currently working with FDA to develop a timely path forward.
BHV-5000	Glutamate	Neuropsychiatric disorders	Phase 1 trial completed 2018; additional nonclinical studies anticipated in 2019.
Verdiperstat	MPO	Multiple System Atrophy ("MSA")	Phase 3 trial initiated in third quarter of 2019.
Verdiperstat	MPO	ALS	Selected for study in HEALEY ALS Platform Trial with an expected start date in the second quarter of 2020.
Due to a number of concurrent workstreams including ending enrollment in multiple pivotal trials, closing the databases from these large clinical trials and two Biohaven NDAs under review with typical information requests, topline data from any of our upcoming study readouts anticipated in the fourth quarter of 2019 could extend into the first quarter of 2020.
CGRP Platform
In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and vazegepant (previously known as BHV-3500), through a license agreement with Bristol-Myers Squibb Company (“BMS”), which was amended in March 2018.
Rimegepant
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute and preventive treatment of migraine. During the second quarter of 2019, we submitted NDAs for the acute treatment of migraine to the FDA for the Zydis ODT and tablet formulations of rimegepant. The NDA submission of rimegepant Zydis ODT was submitted using a U.S. Food and Drug Administration ("FDA") priority review voucher ("PRV"), purchased in March 2019, providing for an expedited 6-month review.
During the third quarter of 2019, we received communication from the FDA that our rimegepant Zydis ODT and tablet formulation NDA submissions were accepted and given a Prescription Drug User Fee Act ("PDUFA") date in the first quarter of 2020 for our Zydis ODT submission. In October 2019, we also received a mid-cycle communication update from the FDA in which no major safety concerns were identified by the FDA. In addition, no specific issues requiring input from the Company were needed at the time of communication, and there were no plans for an Advisory Committee meeting at such time. All comments from the FDA are preliminary and do not reflect a final decision on the review.
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

Study 303
A third Phase 3 clinical trial for the acute treatment of migraine with a bioequivalent orally dissolving tablet (“ODT”) formulation of rimegepant was commenced in February 2018. On December 3, 2018, we announced positive topline data from this randomized, controlled Phase 3 clinical trial (“BHV3000-303” or “Study 303”) evaluating the efficacy and safety of our Zydis ODT formulation of rimegepant for the acute treatment of migraine. Rimegepant differentiated from placebo on the two co-primary endpoints using a single dose, pain freedom and freedom from most bothersome symptom at 2 hours. In total, rimegepant differentiated the first 21 consecutive primary and secondary outcome measures that were pre-specified. Patients treated with the rimegepant Zydis ODT formulation began to numerically separate from placebo on pain relief as early as 15 minutes, and this difference was statistically significant at 60 minutes. Additionally, a significantly greater percentage of patients treated with rimegepant Zydis ODT returned to normal functioning by 60 minutes and lasting clinical benefit compared to placebo was observed through 48 hours after a single dose of rimegepant on freedom from pain, pain relief, freedom from the most bothersome symptom, and freedom from functional disability. The safety and tolerability observations of rimegepant in Study 303 were consistent with our previous observations. The overall rates of adverse events were similar to placebo (13.2% with respect to rimegepant compared to 10.5% with placebo). The efficacy and safety profile of rimegepant has now been observed across three randomized controlled trials to date. The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the FDA. We continue to advance the rimegepant Zydis ODT and tablet formulation development programs towards potential commercialization for the acute treatment of migraine.
Study 305
In November 2018, we initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75 mg to evaluate its efficacy and safety as a preventive therapy for migraine (“BHV3000-305” or “Study 305”). We anticipate receiving topline results at the end of the fourth quarter of 2019 or early first quarter of 2020.
Long-term Safety Study
In August 2017, we commenced a long-term safety study of rimegepant in patients with migraine. On December 10, 2018, we announced the results of an interim analysis from our ongoing long-term safety study (“BHV3000-201” or “Study 201”).
On May 8, 2019, we announced updated interim results from the long-term safety study. As of February 20, 2019 (the database cutoff date of the interim assessment), 105,192 doses of rimegepant 75 mg had been administered across 1,784 patients with migraine. As of February 20, 2019, approximately 527 patients have received near daily dosing (14 or more doses in 4 weeks) of rimegepant 75 mg to date for a duration ranging between 4 and 52 weeks. Interim hepatic data as of February 21, 2019 were reviewed by an external independent panel of liver experts who concluded that there was no liver safety signal detected through the data analysis cut-off date and, compared to placebo arms of other migraine treatments, there was a very low incidence of overall elevations of liver laboratory abnormalities (1% incidence of serum ALT or AST > 3x the upper limit of normal (ULN) through the data analysis cut-off date). Based on this interim analysis, there are indications that rimegepant may be safe and well tolerated with long-term dosing in patients with migraine.
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
Study 201 concluded during the third quarter of 2019 with additional data analyses submitted to the FDA in connection with the NDA submissions, including the required 120-day safety update. The final report is expected in the fourth quarter of 2019. Additionally, this program for the acute treatment of migraine will be supported by results of 20 Phase 1/2 trials.
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
In January 2019, we and our wholly owned subsidiary, BioShin Consulting Services Company Ltd. ("BioShin"), a Shanghai based limited liability company, jointly announced that the National Medical Products Administration (“NMPA,” formerly, the China FDA) has accepted the investigational new drug (“IND”) application for rimegepant for the treatment of migraine. As previously announced, BioShin was established to develop and potentially commercialize our late-stage migraine and neurology portfolio in China and other Asia-Pacific markets. Following the results of Study 303, we also plan to submit a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. We expect to submit this IND in the fourth quarter of 2019.
Vazegepant
Administration of intranasal vazegepant in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. We advanced vazegepant into a Phase 2/3 trial to evaluate its efficacy for the acute treatment of migraine in the first quarter of 2019. We believe that intranasal vazegepant may provide an ultra-rapid onset of action that could be used in a complimentary fashion with other migraine treatment when the speed of onset is critical to a patient. We anticipate reporting topline results from this trial in the fourth quarter of 2019.
Glutamate Platform
We are developing three product candidates that modulate the body’s glutamate system. Two of these product candidates, troriluzole (previously referred to as trigriluzole and BHV-4157) and Nurtec (previously BHV-0223), act as glutamate transporter modulators, while our product candidate BHV-5000 is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
Troriluzole
Ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been spinocerebellar ataxia (“SCA”). We received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. A Phase 3 trial began enrollment in March 2019 to evaluate the efficacy of troriluzole in SCA. We believe that the non-statistically significant clinical observations from our first Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into a Phase 3 trial that could provide the data needed to serve as the basis for an NDA. We expect to complete enrollment in the Phase 3 trial of troriluzole in SCA in the first quarter of 2020.
Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in Obsessive Compulsive Disorder (“OCD”) commenced in December 2017. We expect to complete the enrollment of this trial by the end of 2019. In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease has advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. We expect to complete enrollment and announce interim futility results for this trial in the fourth quarter of 2019. We began enrollment in a Phase 2/3 clinical trial of troriluzole in Generalized Anxiety Disorder (“GAD”) in February 2019, and completed enrollment of this trial in the fourth quarter of 2019. Top line data is expected at the end of the fourth quarter of 2019 or early first quarter of 2020.
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

In July 2019, we announced that we received a Complete Response Letter ("CRL") from the FDA for the 505(b)2 application seeking approval for NURTEC™ (riluzole) for the treatment of ALS. The sole issue identified in the CRL relates to an FDA concern regarding the use of an active pharmaceutical ingredient ("API") manufactured by Apotex Pharmachem India Private Limited ("Apotex") and used in the drug product supplies for the bioequivalence study in 2017. In the CRL, the FDA stated that it provided recommendations to Apotex regarding the information needed to qualify previous API batches manufactured at Apotex during the time period in question. We have been subsequently informed by the manufacturer that the manufacturer had an exemption from the FDA to supply riluzole to the U.S. market during that time period. We have been in contact with the FDA's Chemistry Manufacturing, and Controls ("CMC") group and Apotex to resolve the matter and we have already submitted additional information to the FDA regarding this issue. We note that the API for commercial supply of Nurtec is currently sourced from another supplier, with whom no CMC issues have been identified.  The FDA did not cite any other concerns in their CRL regarding Nurtec.
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
MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of neurodegenerative diseases. One target indication is MSA, a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. Verdiperstat has recieved orphan drug designation for the treatment of MSA from both the FDA and the European Medicines Agency. A Phase 3 trial began enrollment in July 2019 to evaluate the efficacy of verdiperstat in MSA. We expect to obtain China IND approval to join the phase 3 clinical trial of verdiperstat for the treatment of MSA by the end of 2019. Another potential target indication is ALS. In September 2019, we announced that verdiperstat was selected to be studied in the HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital in collaboration with the Northeast ALS Consortium (NEALS) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. We have entered into an exclusive license agreement with AstraZeneca for the product candidate.
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
Executive Officer Update
During August 2019, Robert Berman M.D. transitioned to a new role in charge of Special Projects and Medical Oversight. Elyse Stock M.D., previously our Chief of Portfolio Strategy and Development, has assumed the role of Chief Medical Officer.

Capital Requirements
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates and programs. Our net loss was $106.2 million and $61.4 million for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $823.1 million. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.
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
As of September 30, 2019, we had cash of $416.6 million. We believe that our cash as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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
Loss from Equity Method Investment
From August 2016 through November 2018, we purchased shares of common stock in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”). As of September 30, 2019 and December 31, 2018, we owned approximately 42% of the outstanding shares of Kleo’s common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net, in our condensed consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our condensed consolidated balance sheet.
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
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement, BPI was profitable during the nine months ended September 30, 2019 and 2018, and BPI is subject to taxation in the United States. Our provision for income taxes has historically been comprised of the state income taxes of BPI’s profitable operations in the United States and federal income taxes due to general business credit limitations.
As of September 30, 2019, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to excess research and development (“R&D”) credits.

Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following tables summarize our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
In thousands
Operating expenses:
Research and development	$61,674	$47,362	$14,312
General and administrative	28,782	7,574	21,208
Total operating expenses	90,456	54,936	35,520
Loss from operations	(90,456)	(54,936)	(35,520)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(4,378)	—	(4,378)
Non-cash interest expense on liability related to sale of future royalties	(7,308)	(5,633)	(1,675)
Change in fair value of derivative liability	(1,717)	—	(1,717)
Loss from equity method investment	(1,993)	(697)	(1,296)
Other	8	(14)	22
Total other income (expense), net	(15,388)	(6,344)	(9,044)
Loss before provision for income taxes	(105,844)	(61,280)	(44,564)
Provision for income taxes	323	161	162
Net loss and comprehensive loss	$(106,167)	$(61,441)	$(44,726)
Research and Development Expenses

	Three Months Ended September 30,
	2019	2018	Change
In thousands
Direct research and development expenses by program:
Nurtec	$243	$2,930	$(2,687)
Troriluzole	9,533	4,837	4,696
Rimegepant	26,081	22,722	3,359
Vazegepant	12,562	3,072	9,490
BHV-5000	279	887	(608)
Verdiperstat	3,103	—	3,103
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	8,969	4,612	4,357
Preclinical research programs	39	—	39
Other	865	8,302	(7,437)
Total research and development expenses	$61,674	$47,362	$14,312

R&D expenses, including non-cash share-based compensation costs, were $61.7 million for the three months ended September 30, 2019, compared to $47.4 million for the three months ended September 30, 2018. The increase of $14.3 million was primarily due to increased expenses due to later stage trials in our CGRP platform and troriluzole program of $12.8 million and $4.7 million, respectively, and an increase in personnel related costs of $4.4 million. The increase in R&D expenses was partially offset by a $7.1 million one-time license payment to AstraZeneca in the third quarter of 2018. Included in R&D expense for the three months ended September 30, 2019 is $7.5 million in costs related to process validation batches of rimegepant to support our expected commercial launch in the first quarter of 2020.
The increase in personnel related costs, including non-cash share-based compensation, was a result of additional options issued and hiring additional research and development personnel related to the anticipated commercial launch of rimegepant. Our headcount, in research and development, increased to 59 as of September 30, 2019, compared to 34 as of September 30, 2018. Non-cash share-based compensation expense was $3.6 million for the three months ended September 30, 2019, an increase of $1.9 million as compared to the same period in 2018.
General and Administrative Expenses
G&A expenses, including non-cash share-based compensation costs, were $28.8 million for the three months ended September 30, 2019, compared to $7.6 million for the three months ended September 30, 2018. The increase of $21.2 million was primarily due to increases in spending to prepare for commercial launch expected in early 2020, and personnel-related costs, including non-cash share-based compensation, due to the hiring of additional personnel in our general and administrative functions primarily to prepare for commercialization of our product candidates, and increases in professional fees supporting ongoing business operations. Our headcount, in general and administrative activities, increased to 119 as of September 30, 2019, compared to 23 as of September 30, 2018. Non-cash share-based compensation expense, included in personnel-related costs, was $6.3 million for the three months ended September 30, 2019, an increase of $4.4 million as compared to the same period in 2018.
Other Income (Expense), Net
Other income (expense), net was a net expense of $15.4 million for the three months ended September 30, 2019, compared to net expense of $6.3 million for the three months ended September 30, 2018. The increase of $9.0 million in net expense was primarily due to the change in fair value of derivative liability and the non-cash interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019, and an increase in the non-cash interest expense recognized on our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $0.3 million for the three months ended September 30, 2019, compared to a provision for income taxes of $0.2 million for the three months ended September 30, 2018. We recorded a tax provision for the three months ended September 30, 2019 primarily for the federal and state income taxes of BPI’s profitable operations in the United States during that period.
Comparison of the Nine Months Ended September 30, 2019 and 2018
The following tables summarize our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
In thousands
Operating expenses:
Research and development	$278,654	$151,993	$126,661
General and administrative	65,479	24,495	40,984
Total operating expenses	344,133	176,488	167,645
Loss from operations	(344,133)	(176,488)	(167,645)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(8,333)	—	(8,333)
Non-cash interest expense on liability related to sale of future royalties	(19,272)	(6,134)	(13,138)
Change in fair value of warrant liability	—	(1,182)	1,182
Change in fair value of derivative liability	(2,980)	—	(2,980)
Loss from equity method investment	(4,308)	(2,066)	(2,242)
Other	(25)	(29)	4
Total other income (expense), net	(34,918)	(9,411)	(25,507)
Loss before provision for income taxes	(379,051)	(185,899)	(193,152)
Provision for income taxes	490	273	217
Net loss and comprehensive loss	$(379,541)	$(186,172)	$(193,369)

Research and Development Expenses

	Nine Months Ended September 30,
	2019	2018	Change
In thousands
Direct research and development expenses by program:
Nurtec	$678	$5,324	$(4,646)
Troriluzole	24,232	8,833	15,399
Rimegepant:
Priority review voucher purchase	105,000	—	105,000
Program expenses	74,918	57,213	17,705
Vazegepant	28,006	5,790	22,216
BHV-5000	714	1,519	(805)
Verdiperstat	6,217	—	6,217
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	30,756	13,644	17,112
BMS Amendment upfront license payment	—	50,000	(50,000)
Preclinical research programs	5,685	—	5,685
Other	2,448	9,670	(7,222)
Total research and development expenses	$278,654	$151,993	$126,661

Research and development expenses were $278.7 million for the nine months ended September 30, 2019, compared to $152.0 million for the nine months ended September 30, 2018. The increase of $126.7 million was primarily due to:
•the purchase of a PRV for $105.0 million to potentially expedite the regulatory review of the ODT version of rimegepant;
•filing fees of $7.6 million related to our NDA submissions;
•increases in direct costs of $15.4 million for our troriluzole program, $22.2 million for our vazegepant program, including a development milestone accrual of $4.0 million, and $5.7 million for our preclinical research programs; and
•increases in personnel costs of $17.1 million, including an increase of $11.6 million in non-cash share-based compensation.
The increase in direct costs for our troriluzole and vazegepant programs was primarily due to increases in costs associated with advancing the programs into later-stage clinical trials for the nine months ended September 30, 2019, as compared to the same period in 2018, and the development milestone accrual for the vazegepant program noted above. The increase of $5.7 million in direct costs for our preclinical research programs was due to the one-time issuance of common shares to FCCDC for assets within the FCCDC Agreement.
The increase in personnel-related costs, including non-cash share-based compensation, was a result of additional options issued and hiring additional research and development personnel. Our headcount in research and development increased to 59 as of September 30, 2019, compared to 34 as of September 30, 2018.  Non-cash share-based compensation expense, included in personnel related costs, was $17.7 million for the nine months ended September 30, 2019, a increase of $11.6 million as compared to the same period in 2018.
The increases in direct costs during the period were partially offset by the one-time upfront payment to BMS in the nine months ended September 30, 2018.
General and Administrative Expenses
General and administrative expenses were $65.5 million for the nine months ended September 30, 2019, compared to $24.5 million for the nine months ended September 30, 2018. The increase of $41.0 million was primarily due to increases in personnel-related costs, including non-cash share-based compensation, due to the hiring of additional personnel in our general and administrative functions, preparation for commercialization activities, and professional fees supporting ongoing business operations.  Our headcount, outside of research and development, increased to 119 as of September 30, 2019, compared to 23 as of September 30, 2018.  Non-cash share-based compensation expense, included in personnel related costs, was $17.2 million for the nine months ended September 30, 2019, an increase of 10.8 million as compared to the same period in 2018.
Other Income (Expense), Net
Other income (expense), net was a net expense of $34.9 million for the nine months ended September 30, 2019, compared to net expense of $9.4 million for the nine months ended September 30, 2018. The increase of $25.5 million in net expense was primarily due to the change in fair value of derivative liability and the non-cash interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019, and an increase in the non-cash interest expense recognized on our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $0.5 million for the nine months ended September 30, 2019, compared to a provision for income taxes of $0.3 million for the nine months ended September 30, 2018. We recorded a tax provision for the nine months ended September 30, 2019 for the state income taxes of BPI’s profitable operations in the United States during that period.

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
In June 2018, we entered into a funding agreement to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or vazegepant to RPI. We issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the products, for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100.0 million in cash. Specifically, the participation rate commences at 2.10 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.50 percent on annual global net sales exceeding $1.5 billion.
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
In April 2019, we closed the sale of 2,495 Series A Preferred Shares to RPI at a price of $50,100 per preferred share, resulting in gross proceeds of $125.0 million, before offering expenses. As described above, we used $105.0 million of these proceeds to fund the purchase of the PRV.
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

As of September 30, 2019, we had cash of $416.6 million.  Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
In thousands
Net cash used in operating activities	$(276,884)	$(163,725)
Net cash used in investing activities	(1,637)	(4,009)
Net cash provided by financing activities	431,846	204,451
Net increase in cash and restricted cash	$153,325	$36,717
Operating Activities
During the nine months ended September 30, 2019, operating activities used $276.9 million of cash, an increase of $113.2 million as compared to the nine months ended September 30, 2018.  The increase in cash usage was primarily due to the $105 million PRV payment, and increases in cash paid for clinical trials, commercial supply and other commercialization activities, personnel, professional fees and other infrastructure costs, partially offset by the one-time $50 million upfront payment under the BMS Amendment made in 2018.
Investing Activities
During the nine months ended September 30, 2019, we used $1.6 million of cash in investing activities, a decrease of $2.4 million as compared to the nine months ended September 30, 2018.  The decrease was primarily due to a reduction in the amount invested in Kleo during the nine months ended September 30, 2019, as compared to the same period in 2018.
Financing Activities
During the nine months ended September 30, 2019, net cash provided by financing activities was $431.8 million, an increase of $227.4 million compared to the nine months ended September 30, 2018.  The increase was primarily due to $302.3 million in net proceeds received from the June 2019 follow-on issuance of common shares.

Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, clinical trials and potential commercialization of our product candidates. Our costs will also increase as we:
•Continue to advance the rimegepant programs towards commercialization for the acute treatment of migraine;
•complete our ongoing Phase 3 clinical trial to evaluate rimegepant as a preventive therapy for migraine and our ongoing Phase 2 proof of concept trial to evaluate the safety and efficacy of rimegepant in patients with treatment refractory trigeminal neuralgia;
•complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA and our ongoing Phase 2/3 trials of troriluzole in OCD, Alzheimer’s disease and GAD and, complete our ongoing Phase 3 randomized controlled trial to assess the efficacy of troriluzole in SCA;
•conduct support activities for future clinical trials of BHV-5000;
•complete the ongoing Phase 2/3 clinical trial of vazegepant and related support activities;
•conduct our planned Phase 3 clinical trial of verdiperstat in MSA;
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
In August 2019, the Company entered into a lease agreement for office space in Yardley, Pennsylvania. The lease will commence on March 1, 2020 and have a term of 88 months, with the ability to extend to 148 months. The lessor has provided the Company a temporary space to occupy while leasehold improvements are completed prior to commencement next year. With the exception of the first month's rent payment made on execution of the lease, the Company is not required to pay rent until August 2020. The total lease payments due under the lease agreement is $5.1 million over the 88 months.

Form 10-Q Table of Contents
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
Current Critical Accounting Policies
The critical accounting policies noted below are described above, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.  All of the critical accounting policies noted are described in the notes to the condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that the following accounting policies involve the most judgment and complexity:
•accrued research and development expenses;
•non-cash share-based compensation;
•equity method investment, including related impairment;
•non-cash interest expense on liability related to sale of future royalties;
•valuation of derivative liability; and
•valuation of warrant liability.
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

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations, if applicable, is disclosed in Note 2 to our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.

Form 10-Q Table of Contents
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Interest Rate Risk
The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of September 30, 2019 and December 31, 2018, we had cash of $416.6 million and $264.2 million, respectively. As of September 30, 2019, we held our cash in non-interest-bearing bank accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates.
We have adopted an investment policy, pursuant to which we hold such net proceeds in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations. We have no exposure to interest rate risk related to indebtedness as of September 30, 2019.
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
Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Form 10-Q Table of Contents
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

Form 10-Q Table of Contents
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

Form 10-Q Table of Contents
Item 6. Exhibits

Exhibit No.*	Description
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
Dated: November 1, 2019
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)