Form 10-K
period 2019-12-31
Biohaven Pharmaceutical Holding Co Ltd.
filed 2020-02-26
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38080
________________________________________
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
(203) 404-0410
(Registrant's telephone number, including area code)
N/A
(Former address)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, without par value	BHVN	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the registrant's common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2019, based on the last reported sale price of the registrant's common stock on the New York Stock Exchange on June 28, 2019 of $43.79, was $1.882 billion. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 21, 2020, there were 58,282,598 common shares, no par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, or this report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “could”, “would”, “target”, “goal”, “intends”, “plans”, “anticipates, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies or state other forward-looking information. These forward-looking statements include, but are not limited to, statements about:
•timing of and potential for U.S. Food and Drug Administration ("FDA") approval of, and our plans to develop and commercialize, our product candidates, including rimegepant and BHV-0223;
•our ongoing and planned clinical trials for our rimegepant, troriluzole, BHV-0223, vazegepant, BHV-5000 and verdiperstat development programs and the potential effectiveness of such product candidates;
•the timing of the availability of data from our clinical trials;
•the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•the clinical utility of our product candidates;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our intellectual property position; and
•our estimates regarding future revenues, expenses and needs for additional financing;.
Any forward-looking statements in this report reflect our current views with respect to future events and with respect to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A. Risk Factors, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward- looking statements for any reason, even if new information becomes available in the future.
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

PART I
Item 1.    Business
Overview
We are a clinical-stage biopharmaceutical company with a portfolio of innovative, late-stage product candidates targeting central nervous system diseases, including neurological and rare disorders. Most of our product candidates are small molecules and based on three distinct mechanistic platforms—calcitonin gene-related peptide ("CGRP") receptor antagonists, glutamate modulators, and a myeloperoxidase inhibitor—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of indications with high unmet need in both large and orphan indications.
Product Candidates
The following table summarizes our most advanced development programs. We hold the worldwide rights to all of our product candidates.

Late Stage Development Pipeline

CGRP antagonism

RIMEGEPANT Phase 3
Zydis® ODT Acute Migraine
COMPLETED-POSITIVE

VAZEGEPANT Phase 2/3
Intranasal Acute Migraine
COMPLETED-POSITIVE

RIMEGEPANT Phase 3
Preventive Migraine
1Q20 Topline

GLUTAMATE modulation

TRORILUZOLE Phase 2/3
Alzheimer's Disease (AD)
Passed Interim Analysis

TRORILUZOLE Phase 2/3
OCD
2Q2020 Topline

TRORILUZOLE Phase 3
Spinocerebellar Ataxia
Initiated 1Q2019

BHV-5000 Phase 1
Neuropsychiatric Indications

MPO inhibition

VERDIPERSTAT Phase 3
Multiple System Atrophy
Initiated 3Q2019

VERDIPERSTAT Phase 3
Amyotrophic Lateral Sclerosis
2Q2020 Planned Start

Pre-Clinical

TDP-43

Amyotrophic Lateral Sclerosis

UC1MT

Neurological Indications

Our CGRP Receptor Antagonist Platform
Migraine Overview and Market Opportunity
Migraine is a chronic and debilitating disorder characterized by recurrent attacks lasting four to 72 hours with multiple symptoms, including typically one-sided, pulsating headaches of moderate to severe pain intensity that are associated with nausea or vomiting, and/or sensitivity to sound (phonophobia) and sensitivity to light (photophobia). Migraines are often preceded by transient neurological warning symptoms, known as auras, which typically involve visual disturbances such as flashing lights, but may also involve numbness or tingling in parts of the body. Migraine is both widespread and disabling. The Migraine Research Foundation ranks migraine as the world's third most prevalent illness, and the Global Burden of Disease Study 2015 rates migraine as the seventh highest specific cause of disability worldwide. According to the Migraine Research Foundation, in the United States, approximately 40 million individuals suffer from migraine attacks. While most sufferers experience migraine attacks once or twice per month, more than 4 million people have chronic migraine, defined as experiencing at least 15 headache days per month, of which at least eight are migraine, for more than three months. Others have episodic migraine, which is characterized by experiencing less than 15 migraine days per month. People with frequent episodes of migraine may progress to chronic migraine over time. Migraine attacks can last four hours or up to three days. More than 90% of individuals suffering from migraine attacks are unable to work or function normally during a migraine attack, with many experiencing comorbid conditions such as depression, anxiety and insomnia.

Triptans are the current first-line prescription therapy for the acute treatment of migraine, with over 13.9 million annual prescriptions in the United States. Despite the market for triptans being highly genericized, branded options continue to be popular. For example, even at a price of approximately $400-600/month, Maxalt is a commonly prescribed triptan. In addition, early in the first quarter of 2020, both Ubrelvy by Allergan and Reyvow by Eli Lilly and Company released the wholesaler acquisition costs for their respective medications to retailers at $850/month and $640/month, respectively.
Until recently, there has been minimal improvement in the standard treatment for migraine since the early 1990s. Reformulations of generic triptans or incremental improvements with new agents that target the same pathway are predicted to generate additional sales in the near term, but major sales growth for the migraine market are expected from novel therapeutics over the next several years. We believe that rimegepant will be a potential best-in-class small molecule CGRP receptor antagonist for the acute treatment of migraine and could achieve meaningful penetration of the market of migraine sufferers whose symptoms are not adequately addressed with current treatments. It is important to recognize that all migraine patients require acute treatment, including patients who take preventive medicine (as they typically do not eliminate all migraine attacks).
Of the 40 million migraine sufferers in the United States, nearly all require a treatment to address acute migraine attacks, while the migraine prevention market alone is a multi-billion dollar potential market. According to a report published by Neuropsychiatric Disease and Treatment, 38% to 50% of diagnosed migraine sufferers may be candidates for migraine prevention therapy. Currently, preventive medications approved for migraine included beta blockers, such as propranolol, topiramate, sodium valproate, and botulinum toxin ("Botox") (chronic migraine only), which generate nearly 10 million prescriptions annually. Three CGRP monoclonal antibodies ("mAbs") were approved in 2018 for the preventive treatment of migraine in adults. There has been rapid early uptake of this class, but utilization will continue to be defined over the first 24 months in the market.
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
The CGRP mAbs have a similar profile across the agents approved to date. The three new FDA-approved drugs, Aimovig (erenumab-aooe), Ajovy (fremanezumab-vfrm), and Emgality (galcanezumab-gnlm), are all administered subcutaneously. The side effects from the new CGRP monoclonal antibody drugs are generally mild, including pain and redness at the site of injection, nasal congestion, and constipation. Studies show that the mAbs reduce the number of headache days by 50% or more in approximately half of the patients who take them. In only a small percentage of patients do these drugs eliminate migraine attacks, with the vast majority of patients also needing additional effective acute treatment.
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
_____________________________________________________________________________
From N Engl J Med, Durham PL, CGRP-Receptor Antagonists — A Fresh Approach to Migraine Therapy? 350:1073-1075, Copyright © 2018 Massachusetts Medical Society. Reprinted with permission from Massachusetts Medical Society.

Our Lead Product Candidate: Rimegepant, an Oral CGRP Receptor Antagonist for the Acute and Preventive Treatment of Migraine
We are developing rimegepant as an orally available, selective and potent small molecule CGRP receptor antagonist for the acute and preventive treatment of migraine. The first indication being pursued is the acute treatment of migraine. We believe that rimegepant has the potential to be the best-in-class CGRP receptor antagonist for the acute treatment of migraine with the ability to address important unmet needs, such as early onset of pain relief, durable efficacy of pain relief and relief from the most bothersome symptoms ("MBS") and rapid return to normal function (decreased disability). Importantly, these benefits are noted without the cardiovascular contraindications of triptan therapy and/or the bothersome side effects that impact utilization. Additionally, oral small molecule CGRP receptor antagonists with high receptor affinity and long half-lives, such as rimegepant, may possess dual-therapy action with ability to provide both acute relief and preventive effects. We believe that rimegepant is the only oral CGRP receptor antagonist currently being developed for both acute and preventive treatment of migraine.
In July 2017, we initiated two Phase 3 clinical trials of rimegepant, and we completed enrollment in these trials in November 2017. Topline results from both of these Phase 3 trials were reported in March 2018. The co-primary endpoints (pain freedom at 2 hours and reduction of the MBS) were both met as well as key secondary endpoints (return to function, pain relief). These results are described in greater detail below under “—Our Clinical Program for Rimegepant in Acute Treatment of Migraine—Phase 3 Clinical Trials: Studies 301 and 302.”
Those suffering from migraine often have accompanying nausea and have an aversion to consuming food or liquids during an attack. We are also developing an oral solid dosage formulation of rimegepant that disperses almost instantly in the mouth, without the need for water. The Zydis® oral dissolving tablet ("ODT") formulation being utilized uniquely addresses this issue. We have exclusive worldwide rights to the Zydis ODT fast-dissolving formulation for the development of rimegepant pursuant to a January 2018 license agreement with Catalent U.K. Swindon Zydis Limited, a subsidiary of Catalent, Inc. ("Catalent"). The agreement also provides exclusivity with respect to other small molecule CGRP receptor antagonists with the Zydis ODT technology. In February 2018, a bioequivalence study was conducted to compare this new ODT formulation to the tablet formulation we are concurrently developing and provided evidence of equivalence. A third Phase 3 clinical trial evaluating the Zydis ODT formulation of rimegepant commenced in February 2018 and the results from this trial were reported in December 2018.
Consistent with the prior Phase 3 studies, the ODT formulation met the co-primary endpoints of pain freedom and freedom from the MBS. Importantly the Zydis ODT formulation had a faster onset of action with rapid onset of pain relief beginning to show an effect as early as 15 minutes and becoming statistically significant by 60 minutes. Furthermore, this study met 21 consecutive pre-specified, hierarchically tested outcome measures including durability of effect out to 48 hours post-dose without the use of rescue medication. Importantly, consistent with the other trials, placebo-level tolerability was also noted. These results are described in greater detail below under “—Our Clinical Program for Rimegepant in Acute Treatment of Migraine— Phase 3 Clinical Trials: Study 303.”
In December 2018 and September 2019, we reported interim and expanded data, respectively, from our rimegepant long-term safety study. The positive results from these analyses of this trial included over 111,000 doses of rimegepant 75 mg across over 1,700 patients with migraine. The favorable safety and tolerability profile of rimegepant with up to one year of dosing in patients with migraine was consistent with the profile previously seen in clinical trials with rimegepant. No liver safety signal was detected, including in a subset of patients with near-daily dosing (≥14 doses/month). This study concluded in the third quarter of 2019 and we expect to present results from the study at scientific meetings in 2020.
Overall, safety and tolerability data from this interim analysis and ongoing data from this study were sufficient to support new drug application ("NDA") submissions for the Zydis ODT and tablet formulations in the second quarter of 2019. The NDA submission of the Zydis ODT formulation of rimegepant was submitted using a FDA priority review voucher, purchased in March 2019, providing for an expedited 6-month review.
During the third quarter of 2019, we received communication from the FDA that our Zydis ODT and tablet formulation of rimegepant NDA submissions were accepted and we were given a Prescription Drug User Fee Act ("PDUFA") date in the first quarter of 2020 for our Zydis ODT submission. In December 2019, we also received a late-cycle communication update from the FDA in which no major issues were identified by the FDA. All comments from the FDA are preliminary and do not reflect a final decision on the review or approval of our NDA.
In 2019, we quickly and efficiently built what we believe is a world-class commercial organization prepared to diligently serve the migraine community, with resources and capabilities commensurate with a best-in-class medication. We are prepared to fully market rimegepant to clinicians and patients in need as of the PDUFA date, if the FDA approves. We intend to begin distribution to retail wholesalers shortly thereafter.

Based on emerging data from repeat dosing of rimegepant in the long-term safety trial, a Phase 3 trial to evaluate rimegepant as a preventative treatment of migraine was initiated in November 2018. We anticipate receiving topline results in the first quarter of 2020.
In November 2017, we received agreement from the FDA on an initial acute Pediatric Study Plan and, in June 2019, the FDA agreed to an amended Pediatric Study Plan.
In June and December 2018, we received scientific advice for rimegepant from the Committee for Medicinal Products for Human Use ("CHMP") a committee of the European Medicines Agency ("EMA") and feedback suggests there are several options for pursuing indications for rimegepant in Europe which are currently under consideration.
Additionally, in January 2019, we announced with our wholly-owned subsidiary, BioShin, that the National Medical Products Administration (formerly, the China FDA) ("NMPA") has accepted the investigation new drug ("IND") application for rimegepant for the treatment of migraine. We had previously announced the formation of BioShin in November 2018; the subsidiary was established to develop and potentially commercialize our late-stage migraine and neurological disorder product development portfolio in China and other Asia-Pacific markets. Following the results of the randomized, controlled Phase 3 clinical trial evaluating the efficacy and safety of our Zydis ODT formulation of rimegepant for the acute treatment of migraine, we submitted a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. The IND application for the Zydis ODT formulation of rimegepant was accepted by the NMPA in the fourth quarter of 2019.
Acute Treatment of Migraine and Limitation of Current Treatments
Clinicians use a number of pharmacologic agents for the acute treatment of migraine. A study published by the American Headache Society in 2015 concluded that the medications deemed effective for the acute treatment of migraine fell into the following classes: triptans, ergotamine derivatives, non-steroidal anti-inflammatory drugs ("NSAIDs"), opioids and combination medications. Lasmiditan, sold under the brand name Reyvow, a first-in-class serotonin 5-HT1F antagonist, was approved by the FDA in October 2019. The current standard of care for the acute treatment of migraine continues to be prescription of triptans, which are serotonin 5-HT1B/1D receptor agonists. Triptans have been developed and approved for the acute treatment of migraine over the past two decades. The initial introduction of triptans represented a shift toward drugs more selectively targeting the suspected pathophysiology of migraine. While triptans account for almost 80% of anti-migraine therapies prescribed at office visits by healthcare providers, issues such as an incomplete effect or headache recurrence remain important clinical limitations. In fact, for any given attack, almost 50% of patients take a second dose in search of pain relief. In addition, triptans are contraindicated in patients with cardiovascular disease, cerebrovascular disease, or significant risk factors for either because of potential systemic and cerebrovascular vasoconstriction from the 5-HT1B-mediated effects. The package insert for triptans includes warnings and precautions for migraine patients with risk factors for cardiovascular disease and states that high risk patients, including those with increased age, diabetes, hypertension, smoking, obesity or a strong family history of coronary artery disease, should be evaluated prior to receiving the first dose of a triptan. Triptans are contraindicated in patients with a history of ischemic heart disease, coronary artery vasospasm, history of stroke, peripheral vascular disease or uncontrolled hypertension. Even in patients who have a negative cardiovascular evaluation, product labeling for triptans recommends that consideration be given to administration of the first dose in a medically-supervised setting and performing an electrocardiogram immediately following administration. Additionally, periodic cardiovascular evaluation should be considered for long-term users of triptans who have cardiovascular risk factors. According to a January 2017 study published in the journal Headache, an estimated 2.6 million migraine sufferers in the United States have a cardiovascular event, condition or procedure that limits the potential of triptans as a treatment option. Thus, we believe there remains a significant unmet medical need for a novel migraine-specific medication that does not increase the risk of cardiovascular liability.

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
•Comprehensive Treatment Effect. Rimegepant has demonstrated consistent comprehensive treatment effect across 3 large Phase 3 trials and a Phase 2b trial with significant pain freedom, pain relief and relief from the MBS. These effects were all noted with a single dose of the 75 mg tablet or ODT. Approximately 85% of patients treated with a single dose of rimegepant 75 mg did not require the use of additional rescue medications after treating their migraine.

•Durable Improvement.  In the Phase 3 trials, rimegepant demonstrated durable impact on pain freedom and pain relief through 48 hours compared to placebo. We believe that this durability of effect is related to the half-life of rimegepant and is an important differentiator from other products that have a shorter half-life and require additional doses of medications or rescue medications.

•Favorable Safety Profile.  In three Phase 3 studies of over 3500 patients, rimegepant demonstrated a safety profile similar to placebo. There were no AEs greater than 1.6%. Consistent with the preclinical data, there was no clinical evidence suggesting that rimegepant has vasoconstrictor activity or other undesirable cardiovascular side effects, such as changes in the blood pressure or heart rate, that are commonly associated with triptans.

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
Our Clinical Program for Rimegepant in Acute Treatment of Migraine
We licensed rimegepant from Bristol-Myers Squibb ("BMS") in July 2016. BMS selected rimegepant as a lead CGRP receptor antagonist compound for its potential best-in-class chemical profile after 10 years of research on this drug target.
Phase 3 Clinical Trials: Studies 301 and 302
We commenced two Phase 3 clinical trials ("Study 301" and "Study 302") in July 2017 with the oral tablet. We completed enrollment in these trials in November 2017. Approximately 3,000 patients were enrolled and 2,300 patients randomized across these two Phase 3 trials.
We believe that our Phase 3 trials of rimegepant 75 mg conform to the FDA guidance for approval in acute treatment of migraine. The trials were double-blinded, randomized, and placebo-controlled. The first two Phase 3 trials treated subjects with the tablet version of rimegepant and recruited male and female patients 18-65 years of age with at least a one year history of migraine, including an age of onset prior to 50, migraine attacks that last about four to 72 hours, not more than eight attacks of moderate to severe intensity per month within the last three months and not less than two attacks per month. Our goal was to enroll patients who represent the spectrum of real-world migraine patients, including those who have previously been non-responsive to triptans, as the FDA stated to us at our end of Phase 2 meeting in March 2017 that triptan-resistant patients may benefit from rimegepant treatment. We also enrolled patients who had cardiovascular risk factors and/or vascular disease. The primary objective of the trials was to evaluate the efficacy of 75 mg of rimegepant compared with placebo in the acute treatment of migraine as measured by two co-primary endpoints: (1) pain freedom (headache pain intensity level reported as "no pain") at two hours after dosing using a four-point numeric rating scale (no pain, mild pain, moderate pain, severe pain) and (2) freedom from the MBS at two hours after dosing. The three other important migraine symptoms (nausea, photophobia and phonophobia) were assessed as secondary endpoints, consistent with FDA guidance.
In March 2018, we announced positive topline data from our first two Phase 3 clinical trials of rimegepant. In each trial, treatment with a single 75 mg tablet dose of rimegepant met the co-primary efficacy endpoints of the trial, which were superior to placebo, at two hours post-dose, on measures of pain freedom and freedom from the patient’s MBS, selected as either nausea, photophobia or phonophobia.
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
In addition to achieving both co-primary endpoints in each of the trials, rimegepant also was observed to be generally well-tolerated in the trials, with a safety profile similar to placebo. In particular, pooled liver function test ("LFT") results showed that rimegepant was no more likely than placebo to increase ALT or AST levels above the upper limit of normal, or ULN. An LFT is a blood test that gives an indication of whether the liver is functioning properly. Across both trials, one patient treated with placebo and one patient treated with rimegepant showed LFTs above 3x ULN.
In both trials, no single adverse event, or AE, occurred with an incidence higher than 2% and the overall AE rates in the rimegepant groups were similar to those in the placebo groups. The most common AEs seen in patients treated with rimegepant were similar to placebo in a pooled analysis of both trials. There were no serious adverse events ("SAE"), determined by the study investigators to be drug related.
The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the FDA and provided the basis for the submission of an NDA to the FDA in the second quarter of 2019.
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
In December 2018, we announced positive topline data from Study 303. In Study 303, rimegepant Zydis ODT statistically differentiated from placebo on the two co-primary endpoints as well as the first 21 consecutive primary and secondary outcome measures that were pre-specified in hierarchical testing. Consistent with the two previous Phase 3 clinical trials, Study 303 met its co-primary endpoints of pain freedom and freedom from the MBS at 2 hours using a single dose (Table 1). Importantly, patients treated with the rimegepant Zydis ODT formulation began to numerically separate from placebo on pain relief as early as 15 minutes, and this difference was statistically significant at 60 minutes (p < 0.0001) (Figure 1). Additionally, a significantly greater percentage of patients treated with rimegepant Zydis ODT returned to normal functioning by 60 minutes as compared to placebo (p < 0.002). Lasting clinical benefit was observed through 48 hours after a single dose of rimegepant on freedom from pain (p < 0.001), pain relief (p < 0.001), freedom from the MBS (p < 0.001), and freedom from functional disability (p < 0.003). Superiority over placebo was also demonstrated in multiple other secondary endpoints. The vast majority of rimegepant Zydis ODT treated patients (85%) did not use any rescue medications.
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

The safety and tolerability observations of rimegepant in Study 303 were consistent with the profile previously observed in Studies 301 and 302. Table 2 shows the pooled safety data across all three trials. In study 303, no single adverse event (AE) occurred in the rimegepant group with an incidence higher than 1.6% and overall rates of AEs were similar to placebo. With regard to LFTs, one patient treated with placebo and one patient treated with rimegepant showed LFTs > 3x ULN in Study 303. Pooled LFT results across the three pivotal trials (n=3,556) performed to date showed that rimegepant was similar to placebo with regard to aminotransferase (ALT or AST) levels above the upper limit of normal ("ULN") and no patients experienced elevations in bilirubin > 2x ULN (Table 3).

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

The efficacy and safety profile of rimegepant has now been observed across three randomized controlled trials to date. The co-primary endpoints achieved in the Phase 3 trials (Study 301, 302 and 303) are consistent with regulatory guidance from the FDA. We continue to advance the rimegepant Zydis ODT and tablet formulation development programs towards potential commercialization for the acute treatment of migraine.
Phase 3 Clinical Trials: Long-term Safety Study (Study 201)
In August 2017, we commenced a long-term safety study ("Study 201") to meet FDA requirements for approval. On December 10, 2018, we announced the results from an interim analysis from our ongoing long-term safety study.
On May 8, 2019, we announced updated interim results from the long-term safety study. As of February 20, 2019 (the database cutoff date of the interim assessment), 105,192 doses of rimegepant 75 mg had been administered across 1,784 patients with migraine. As of February 20, 2019, approximately 527 patients have received near daily dosing (14 or more doses in 4 weeks) of rimegepant 75 mg to date for a duration ranging between 4 and 52 weeks. Interim hepatic data as of February 21, 2019 were reviewed by an external independent panel of liver experts who concluded that there was no liver safety signal detected through the data analysis cut-off date and, compared to placebo arms of other migraine treatments, there was a very low incidence of overall elevations of liver laboratory abnormalities (1% incidence of serum ALT or AST > 3x the upper limit of normal (“ULN”) through the data analysis cut-off date). Based on this interim analysis, there are indications that rimegepant may be safe and well tolerated with long-term dosing in patients with migraine.
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
Study 201 concluded during the third quarter of 2019 with additional data analyses submitted to the FDA in connection with the NDA submissions, including the required 120-day safety update. We expect to present results from the study at scientific meetings in 2020. Additionally, this program for the acute treatment of migraine is supported by results of 20 Phase 1/2 trials.
Our Clinical Program for Rimegepant in Preventative Treatment of Migraine
A Phase 3 clinical trial in the preventive treatment of migraine was initiated in November 2018 to examine the efficacy and safety of rimegepant 75 mg dosed on 747 adult subjects who have suffered from migraine for at least one year and who have a frequency of 4 to 14 migraine attacks of moderate to severe pain intensity per month over the three months prior to enrollment. The primary outcome measure is the change from baseline at week 12 in the mean number of migraine days per month. Secondary outcome measures include the achievement of at least a 50% reduction from baseline in mean monthly migraine days across the double-blind treatment phase, and the mean number of rescue medication days per month, each as measured over the course of the double-blind, treatment phase. We expect to report topline results from this trial in the first quarter of 2020.
Our Clinical Program for Rimegepant in Treatment of Trigeminal Neuralgia
In the second quarter of 2019, we initiated a Phase 2 proof of concept trial to evaluate the safety and efficacy of rimegepant in patients with treatment refractory trigeminal neuralgia. Trigeminal neuralgia is a chronic facial pain syndrome characterized by paroxysmal, severe, and lancinating episodes of pain in the distribution of one or more branches of the trigeminal nerve. The trigeminal nerve, or fifth cranial nerve, is the largest of the 12 cranial nerves and provides sensory innervation to the head and neck, as well as motor innervation to the muscles of mastication. These episodic bouts of severe facial pain can last seconds to minutes, occur several times per day, and often result in significant disability. Over the long-term course of the disease, symptoms often become refractory to medical therapy and current treatment options remain suboptimal.
Clinical Trials with Rimegepant
As of February 2020, twenty-nine clinical trials have been completed (enrollment and treatment completed) in healthy volunteers and patients with migraine that inform pharmacokinetic, metabolic interactions, safety, tolerability and efficacy of rimegepant. Rimegepant has been observed to be generally well tolerated in humans when given as single oral doses up to the maximum dose of 1500 mg and multiple oral doses up to the maximum daily dose of 600 mg for 14 days. No deaths have occurred in clinical trials to date. Currently, we are continuing to conduct one Phase 3 clinical trial in preventive treatment of migraine, and results are expected in the first quarter of 2020. The long-term safety study concluded during the third quarter of 2019 with additional data analyses submitted to the FDA in connection with the NDA submissions, including the required 120-day safety update. The final report is expected in the first quarter of 2020.
In addition, we commenced four Phase 1 clinical trials during 2019. These Phase 1 trials included a drug-drug interaction study looking at the effects of administering metformin and rimegepant concurrently. A study to evaluate the pharmacokinetics ("PK") in breast milk and plasma in lactating women was initiated. Additionally, a Phase 1 study to evaluate the PK with lower doses of rimegepant ODT was conducted to support the future pediatric program and a food effect study of sublingual rimegepant ODT with a low-fat meal was initiated. All of these Phase 1 PK clinical trials completed enrollment in the fourth quarter of 2019, with the exception of the Phase 1 study in lactating women which is expected to complete enrollment in 2020.
As of February 2020, over 3,500 patients have been administered rimegepant across all studies. In completed Phase 2 and Phase 3 rimegepant clinical trials, for which all subjects have completed treatment, SAEs have been reported with none of these SAEs considered to be related to study drug. In total, we believe the current data suggests a favorable benefit-risk profile for rimegepant in the acute treatment of migraine attacks. The clinical experience with rimegepant to date has allowed the characterization of safety and tolerability at substantial multiples of the intended therapeutic dose and intended frequency of use. Rimegepant has been assessed in single doses up to 1500 mg and in multiple doses from 75 mg to 600 mg with 14 days of dosing (including 300 mg twice daily), where the higher doses yielded exposures more than 54 times greater in area under the curve ("AUC"), which is a measure of drug exposure, and 23 times higher in Cmax, which is the peak concentration that a drug achieves after dosing, as compared to the mean therapeutic exposure of a single 75 mg dose. These high exposure multiples were observed to be generally well tolerated.
Since no data are available regarding the effects of rimegepant on human fetuses or newborns, women of childbearing potential must use adequate birth control and have a negative serum or urine pregnancy test to be eligible to receive rimegepant.

Female subjects are instructed to avoid attempts at pregnancy in the month prior to exposure to rimegepant and eight weeks after exposure to rimegepant. All urine pregnancy testing results must be confirmed by serum pregnancy testing. Drug interaction studies with oral contraceptives demonstrated modest increase in exposure to estrogen and norelgestromin upon multiple doses of rimegepant 75 mg. Co-administration of rimegepant with oral contraceptives was safe and well tolerated. These results enabled enrollment of women of childbearing potential receiving oral contraceptives to be enrolled in the Phase 3 studies.
Nonclinical Toxicology
Rimegepant at oral doses of 30, 100 or 300 mg/kg/day for 26 weeks was not carcinogenic in male and female transgenic mice. Additionally, there was no evidence of carcinogenicity in rats administered oral doses of 5, 20, or 45 mg/kg/day rimegepant for up to 2 years. Exposures at the no observable effect level ("NOEL") doses for neoplastic findings were at least 331X (mice) and 28X (rats) the anticipated human AUC at a 75 mg/day clinical dose.
Rimegepant is not genotoxic or phototoxic and has a low potential for off-target receptor interactions or effects on the cardiovascular, respiratory, and central nervous systems ("CNS"). With repeated dosing up to three months, rimegepant was clinically tolerated at up to 150 mg/kg/day in rats and 100 mg/kg/day in monkeys. No histopathologic liver findings were noted in monkeys treated for 3 months at all doses (the highest dose yielded an AUC exposure that was 120× the anticipated human AUC at a therapeutic dose of 75 mg/day). The liver was the primary target organ in mice at levels of 100 mg/kg/day and greater and in rats at levels of 60 mg/kg/day and greater. These dosing levels were not associated with hepatocellular degeneration/necrosis, inflammation, or fibrosis. In monkeys treated for 3 months, target organ effects were limited to minimal to moderate macrophage accumulation (histiocytosis) in mandibular and mesenteric lymph nodes (considered to be a marginal exacerbation of a common spontaneous change in this species) at 100 mg/kg/day. Hepatic lipidosis identified in mouse and rat studies was determined to be rodent specific as it was not observed at rimegepant exposures in monkeys which overlapped those producing lipid effects in rats in the three-month pivotal studies. At the NOEL and no observable adverse effect level ("NOAEL") doses in rats (30 mg/kg/day) and monkeys (50 mg/kg/day) in the three-month studies, mean (male and female combined) AUC exposures were at least 23× (for rats) and 56× (for monkeys) the anticipated human AUC at a 75 mg/day clinical dose. Since fetal effects in rats were observed only at doses that produced maternal toxicity (300 mg/kg/day) and there were no fetal findings in rabbits at any dose level, rimegepant is not considered to be a selective developmental toxicant.
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
Our Product Candidate Vazegepant (previously BHV-3500), a CGRP Receptor Antagonist for Acute and Preventive Treatment of Migraine
Vazegepant is the second compound from our CGRP receptor antagonist platform and represents a novel chemical structure compared to other small molecule CGRP receptor antagonists in development (including rimegepant). We are developing vazegepant for the acute and preventive treatment of migraine, with initial studies being conducted in acute treatment, and we believe it has the potential to improve the existing standard of care based on the following benefits:
•Multiple Potential Routes of Delivery—Vazegepant may be used by nasal, subcutaneous, inhalation or potential oral routes of administration with rapid onset of treatment effect, compared to the anti-CGRP mAbs that are currently available which have a more cumbersome route of administration to patients in the form of intravenous or subcutaneous use. The first formulation of vazegepant in clinical trials is for intranasal delivery that will be assessed for rapid onset of action in the acute treatment of migraine.

•Favorable Safety Profile—Like rimegepant, we believe vazegepant will have a favorable safety and tolerability profile in the clinic, attributable to multiple properties such as its high selectivity for the CGRP receptor, low propensity to aggregate in lipids, and its expected excretion from the body in a largely unchanged state. Unlike other small molecule CGRP receptor antagonists that show potential for liver effects at high exposures, vazegepant has not demonstrated any propensity for liver abnormalities in preclinical studies to date, even at very high dose levels. Because preventative treatments involve chronic dosing on a daily basis, any potential target organ effects on the liver could be problematic. Therefore, based on these observations from nonclinical toxicology studies, we believe that vazegepant may provide a substantial benefit over other agents with such propensities. In addition, in preclinical studies of vazegepant, no significant cardiovascular safety or systemic toxicity issues were observed, in contrast to sumatriptan, which displays dose-dependent vasoconstriction.

•Superior Chemical Attributes—Vazegepant is a highly soluble, potent antagonist at the human CGRP receptor. Because vazegepant exhibits an in vitro and in vivo efficacy profile similar to rimegepant, we believe that vazegepant will also have a comprehensive (pain, nausea, photophobia and phonophobia) and durable efficacy profile. The chemical attributes of vazegepant also allow for a variety of formulations that may provide a more rapid onset of efficacy. Unlike mAbs, which are large biologic molecules, vazegepant is a small molecule that directly binds with high potency to the human CGRP receptor.

•Higher Value to Patients and Payors with Lower Expected Cost Compared to Biologics—We expect that as a small molecule, vazegepant will have a lower cost of goods than mAbs, which are biologics.

•Potential for Multiple Indications—Although its nonclinical safety and efficacy profile suggests vazegepant's potential for daily administration and development for prevention of migraine, we believe this compound also has the potential to be developed in the acute treatment of migraine. vazegepant adds flexibility to our CGRP development program as a stand-alone agent for prevention therapy or a complementary intranasal formulation for rapid onset of action in the acute treatment of migraine.
We believe vazegepant has the potential to address a significant unmet need in the acute treatment of migraine in patients by delivering a faster onset of action and relief of migraine. This profile will enable it to compete effectively with current and future migraine therapies. Vazegepant may afford multiple routes of delivery including intranasal delivery and daily oral administration for acute and preventative treatment of migraine, potential for enhanced safety profile, superior chemical attributes and a higher value to patients and payors with lower expected costs compared to large molecule biologics in current development.
Clinical Development Plans
Administration of intranasal vazegepant in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. We advanced vazegepant into a Phase 2/3 trial to evaluate efficacy for the acute treatment of migraine in the first quarter of 2019. In December 2019, we announced positive topline results from the Phase 2/3 trial. Vazegepant 10 mg and 20 mg were statistically superior to placebo on the co-primary endpoints of pain freedom and freedom from most bothersome symptom at two hours using a single dose. Additional results from this study are anticipated to be presented at upcoming scientific meetings in 2020, and a Phase 3 replicative study and Phase 2/3 long term safety study is planned for mid-2020. We believe that intranasal vazegepant may provide an ultra-rapid onset of action that could be used in a complementary fashion with other migraine treatment when the speed of onset is critical to a patient.
Our Glutamate Platform
We are developing three product candidates, troriluzole (previously referred to as trigriluzole and BHV-4157), BHV-0223 and BHV-5000, that modulate the glutamate system via two distinct mechanisms which form the basis of our glutamate platform—glutamate transporter modulators (troriluzole and BHV-0223) and glutamate N-methyl-D-aspartate ("NMDA") receptor antagonists (BHV-5000).
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
We are currently developing troriluzole as a potential FDA-approved drug treatment option for patients suffering from obsessive compulsive disorder ("OCD"), Alzheimer's disease and ataxia (initially focusing on SCA). We commenced a Phase 2/3 double-blind, randomized controlled trial on the use of troriluzole in OCD in December 2017, which is expected to complete enrollment in the first quarter of 2020. In addition, a Phase 2/3 double-blind, randomized controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer's disease has advanced with the Alzheimer's Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In the fourth quarter of 2019, we completed enrollment in the study and announced that the study passed the interim futility analysis. The 48-week extension phase of the SCA Phase 2/3 trial is complete and the extension phase has been expanded to 96-weeks. We believe that the non-statistically significant clinical observations from our first Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into a Phase 3 trial that could provide the data needed to serve as the basis for an NDA. A Phase 3 trial began enrollment in the first quarter of 2019 to evaluate the efficacy of troriluzole in SCA. We expect to complete enrollment in the Phase 3 trial of troriluzole in SCA in the second quarter of 2020.
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
An NDA for ALS was filed for BHV-0223 with the FDA in September 2018 with the PDUFA date of July 2019. In July 2019, we announced that we received a Complete Response Letter ("CRL") from the FDA for the 505(b)2 application seeking approval for BHV-0223 (riluzole) for the treatment of ALS. The sole issue identified in the CRL relates to an FDA concern regarding the use of an active pharmaceutical ingredient (“API”) manufactured by Apotex Pharmachem India Private Limited (“Apotex”) and used in the drug product supplies for the bioequivalence study in 2017. In the CRL, the FDA stated that it provided recommendations to Apotex regarding the information needed to qualify previous API batches manufactured at Apotex during the time period in question. We have been subsequently informed by the manufacturer that the manufacturer had an exemption from the FDA to supply riluzole to the U.S. market during that time period. We have been in contact with the FDA’s Chemistry, Manufacturing, and Controls (“CMC”) group and Apotex to resolve the matter and we have already submitted additional information to the FDA regarding this issue. We note that the API for commercial supply of BHV-0223 is currently sourced from another supplier, with whom no CMC issues have been identified. The FDA did not cite any other concerns in their CRL regarding BHV-0223.
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
Our Product Candidate Troriluzole for Ataxias, OCD and Alzheimer's Disease
Troriluzole is a new chemical entity ("NCE") and tripeptide prodrug of the active metabolite, riluzole. Based on its mechanism of action, preclinical data and clinical studies, troriluzole has potential for therapeutic benefit in a range of neurological and neuropsychiatric illnesses. Initial development has focused on its use in treating SCA, an orphan neurological indication that currently has no approved drug therapies and for which the active metabolite, riluzole, has demonstrated preliminary efficacy in two prior randomized controlled trials conducted by third parties. We acquired troriluzole from ALS Biopharma, LLC ("ALS Biopharma"), and Fox Chase Chemical Diversity Center, Inc. ("FCCDC"), along with an estate of over 300 prodrugs. A prodrug is a compound that, after administration, is metabolized in the body into an active drug. Troriluzole is actively transported by virtue of recognition of its tripeptide moiety by the PepT1 transporter in the gut, and is responsible for the increased bioavailability of the drug. Once inside the body, the prodrug, troriluzole is cleaved by enzymes in the blood to the active metabolite riluzole. To mitigate the limitations of riluzole, several classes of prodrugs were designed, synthesized, and evaluated in multiple in vitro stability assays that predict in vivo drug levels. Troriluzole is a third generation of prodrug development and the product of six years of intensive chemistry efforts.

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

•Negative effect on liver—Riluzole has been shown to have dose-dependent liver effects that include elevations on LFTs. Taking riluzole necessitates regular laboratory monitoring of liver function. In addition, according to the FDA's warnings and precautions for Rilutek in its U.S. prescribing information, cases of clinical hepatitis, one of which has been fatal, have been reported in patients taking riluzole.

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
Our Clinical Program for Troriluzole in Spinocerebellar Ataxia
Phase 2/3 Trials with Troriluzole
The Phase 2/3 trial for SCA had two periods: an 8-week randomized, double-blind, placebo-controlled phase followed by a 96-week open-label treatment. The study is being conducted at approximately 15 sites in the United States. The design of the trial was informed predominantly by an advisory panel of the leading ataxia experts that we hosted in February 2016 as well as the observations from peer-reviewed publications in the scientific literature. 141 subjects were randomized to receive a once-daily dose of either placebo or 140 mg troriluzole. Patients were stratified by diagnosis (genotype) and baseline severity (as measured by the patient's gait SARA score). The primary outcome measure of the trial is the change from baseline in patient SARA score after eight weeks of treatment. The choice of the SARA, a validated scale, as the primary outcome measure was based on the consensus of a panel of national experts, based largely on the validation of the instrument in multiple populations, its effective use in demonstrating efficacy in a trial with riluzole (as shown in the Romano study discussed above), favorable psychometric properties, and its ability to assess a broad spectrum of ataxia-related symptoms. A secondary outcome measure is the patient time to perform an eight-meter walk test. Exploratory outcome measures include improvement as measured using the Unified Huntington's Disease Rating Scale Part IV on functional assessment, Clinical Global Impression of Improvement and the Patient Global Impression of Change. Qualifying subjects have genotypically confirmed diagnosis of the most common SCA subtypes. They must have moderate symptom severity (i.e., SARA scores of 8 to 30 inclusive and be able to walk eight meters without assistance). Almost all subjects who completed the eight-week treatment phase elected to participate in the 96-week open-label extension phase.
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

In March 2019, we announced results of a post-hoc analysis of patients enrolled in the short-term randomization and long-term extension phase of the initial Phase 2b/3 randomized controlled trial of troriluzole in patients with SCA, compared to patients selected from a natural history cohort of SCA patients who were matched on multiple eligibility criteria. The primary efficacy endpoint for this analysis was the change from baseline in the SARA total score after 48 weeks of follow up. Patients from the natural history cohort were matched to patients from the BHV4157-201 trial on SCA Genotype (SCA1, SCA2, SCA3, SCA6), age at baseline (18 to 75 years of age), gender, SARA Score at baseline (≥ 8 and ≤ 30), and initial score on gait item of the SARA ≥ 2.
Based on analysis of covariance least square mean changes after one year were -0.34 points (representing numerical improvement with a 95% confidence interval of -0.94 to 0.26) for 81 troriluzole-treated patients versus +1.07 points (representing numerical decline with a 95% confidence interval of 0.56 to 1.58) for 112 natural history cohort patients (increasing score indicates worsening disease status). The Least Squares Mean difference between cohorts was -1.41 points (95% confidence interval of -2.22 to -0.60) suggesting therapeutic benefits of troriluzole (p=0.0007).
Figure 1: SCA patients treated for 1 year with troriluzole exhibit no disease progression* versus Ashizawa natural history cohort**
The figure above shows an attenuation of disease progression at one year among patients treated with troriluzole versus the natural history cohort in this post-hoc analysis. The difference in progression rates (-1.41) exceeds the minimum clinically important difference of 1.0 on the total SARA score at one year.
The natural history cohort was derived from a prospective study, conducted by the Clinical Research Consortium for Spinocerebellar Ataxias (Ashizawa, et al. 2013) and recruited from 12 ataxia clinics throughout the United States. Patients in Study BHV4157-201 were treated with 140 mg of troriluzole administered daily for one year.
A Phase 3 trial began enrollment in the first quarter of 2019 to evaluate the efficacy of troriluzole in SCA. We believe that the non-statistically significant clinical observations from our first Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into a Phase 3 trial that could provide the data needed to serve as the basis for an NDA. We expect to complete enrollment in the Phase 3 trial of troriluzole in SCA in the second quarter of 2020.
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
A Phase 2/3 double-blind, randomized controlled trial on the use of troriluzole in adults with OCD commenced in late 2017 and, based on learnings from the Phase 2/3 trial in SCA, employs a higher target dose (200 mg daily) than the study in SCA. Enrollment was completed in the first quarter of 2020 and we expect results from the trial in mid-2020. If the results are favorable, we anticipate beginning additional studies necessary to support an NDA.
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
The ADCS is a leading Alzheimer's disease clinical trials research consortium that receives major support from the U.S. National Institute on Aging, a part of the U.S. National Institutes of Health. The ADCS was developed to promote the discovery, development, and testing of new drugs for the treatment of Alzheimer's disease. The randomized controlled trial of troriluzole began in July 2018. In the fourth quarter of 2019, we completed enrollment in the study and announced that the study passed the interim futility analysis. In order to pass the interim futility analysis, troriluzole had to demonstrate numerically greater benefit over placebo on at least one of the two pre-specified criteria at 26 weeks: either (i) cognitive function as measured by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-cog”) or (ii) hippocampal volume as assessed by magnetic resonance imaging.
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
Other Indications Being Pursued by our Collaborators
Our collaborators are exploring the potential applicability of troriluzole beyond cerebellar and neuropsychiatric indications, including in melanoma (Rutgers University and Dana Farber Cancer Institute) and glioblastoma (Johns Hopkins University). The oncology collaborations with Rutgers and Johns Hopkins are based upon the mechanistic rationale that some tumors overexpress glutamate receptors, the central role that glutamate may have in cancer metabolism and the effect of glutamate on the tumor microenvironment. Troriluzole is currently being assessed in a Phase 1 study (NCT03229278) to evaluate the safety in combination with nivolumab and pembrolizumab in patients with metastatic or unresectable cancer (including melanoma). The study is being conducted at Rutgers University.
Discontinuation of Development of Troriluzole for GAD
During 2019, we were in the process of developing troriluzole as a potential FDA-approved treatment option for patients suffering from Generalized Anxiety Disorder (GAD). In February 2020 we reported negative topline results from our Phase 2/3 clinical trial evaluating troriluzole compared to placebo. This eight-week trial randomized 402 adult patients equally at more than 45 centers in the United States. In this trial, troriluzole monotherapy at 100mg twice daily did not differentiate from placebo on the primary endpoint of the mean change from baseline on the Hamilton Anxiety Rating Scale (HAM-A) after eight weeks of treatment. The efficacy results do not support continued development of troriliuzole as a monotherapy in GAD.

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
Since the FDA's approval of riluzole in 1995, only two agents have been approved by the FDA in ALS drug therapeutics and riluzole is the only agent indicated to enhance survival and/or time to tracheostomy. Several therapies are currently in clinical trials. Riluzole itself has pharmacokinetic and pharmaceutic limitations that have restricted its broader clinical application. Riluzole tablets have 60% bioavailability, attributed to high first-pass metabolism in the liver that is thought to be mediated via metabolism by the heterogeneously expressed CYP1A2 enzyme. This metabolic route is also thought to contribute to the high pharmacokinetic variability associated with riluzole. In addition, riluzole is associated with reduced exposure when taken with meals, or a negative food effect, resulting in the guidance to take riluzole within a period of fasting (one hour before or two hours after a meal) for each of two daily doses. In addition, riluzole has dose-dependent effects on LFTs that necessitate periodic LFT monitoring and is associated with transient liver transaminase elevations. At riluzole daily doses of 100 mg, drug discontinuation is required in 2% to 4% of subjects. However, this has not been observed with lower doses, an important observation as the planned commercial dose of BHV-0223 represents a lower drug load than the FDA-approved dose of riluzole while delivering similar exposures. The drug substance of riluzole itself has other intrinsic limitations that complicate the ability to produce non-tablet formulations, including very low solubility in water, poor oral palatability, pH dependent chemical stability and intense oral numbness if administered directly to the oral mucosa.
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
BHV-0223 has been dosed in approximately 150 healthy subjects in Phase 1 studies and in patients with ALS for the assessment of PKs, safety and tolerability. AEs have generally been mild and transient; no treatment-related SAEs have been observed. In January 2018, we announced topline results of a bioequivalence study. Topline results confirmed that sublingual BHV-0223 (40 mg) achieves bioequivalent exposures relative to Rilutek (50 mg). In the study, 138 healthy volunteers were administered BHV-0223 and Rilutek under fasted conditions. In the pre-specified primary analysis, BHV-0223 achieved area-under-the-curve and peak exposures of approximately 90% and 113%, respectively, compared to those generated by generic riluzole. The 90% confidence intervals were within the 80% to 125% range that is used to define bioequivalence. In this study, 67 of these 138 subjects were also assessed after being administered BHV-0223 (40mg) under fed conditions. Topline results from a food effect assessment with a Phase 1 study, demonstrated bioequivalent AUC exposures for BHV-0223 40 mg when administered under fed or fasted states. Cmax concentrations under fed and fasted conditions differed, as is commonly observed with sublingual formulations; however, it is generally thought that efficacy of riluzole is driven by overall extent of exposure (AUC). In addition, we completed dosing in three other studies: assessing tolerability of a single dose in dysphagic patients with ALS; assessing the tolerability of BHV-0223 with two-month dosing in ALS patients; and, assessing swallowing mechanics via videofluorscopic imaging in healthy volunteers after a single dose of BHV-0223. Results from these studies show that BHV-0223 is generally well tolerated and can be safely administered to patients with ALS and healthy volunteers, without evidence for novel adverse events that have not already been associated with Rilutek tablets. BHV-0223 is associated with higher rates of oral numbness (transient and generally mild) than Rilutek tablets, as expected due to the route of administration.
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
In July 2019, we announced that we received a CRL from the FDA for the 505(b)2 application seeking approval for BHV-0223 (riluzole) for the treatment of ALS. The sole issue identified in the CRL relates to an FDA concern regarding the use of an API manufactured by Apotex and used in the drug product supplies for the bioequivalence study in 2017. In the CRL, the FDA stated that it provided recommendations to Apotex regarding the information needed to qualify previous API batches manufactured at Apotex during the time period in question. We have been subsequently informed by the manufacturer that the manufacturer had an exemption from the FDA to supply riluzole to the U.S. market during that time period. We have been in contact with the FDA’s CMC group and Apotex to resolve the matter and we have already submitted additional information to the FDA regarding this issue. We note that the API for commercial supply of BHV-0223 is currently sourced from another supplier, with whom no CMC issues have been identified. The FDA did not cite any other concerns in their CRL regarding BHV-0223.
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

Our Product Candidate BHV-5000 for Neuropsychiatric indications, such as Rett Syndrome
Overview of Rett Syndrome and Limitations of Current Treatments
Rett syndrome is a severe neurodevelopmental disorder resulting from an X-linked dominant gene mutation ("MECP2"). As a result, it occurs almost exclusively in females. After six to 18 months of apparently normal development, patients with Rett syndrome show global deceleration of psychomotor development and subsequent loss of acquired cognitive and motor skills, such as the loss of speech. Patients may also develop pathognomonic stereotyped hand movement or display autonomic dysfunction such as breathing irregularities, including brain-mediated episodes of transient respiratory suppression, or apneic periods. With intensive care, patients may survive into adulthood, yet they are severely physically and cognitively impaired. Rett syndrome occurs in all racial and ethnic groups and occurs worldwide in approximately 1 in every 10,000 live female births. There are approximately 15,000 females with Rett syndrome in the United States. No approved treatments for Rett syndrome are currently available and care is supportive.
Our Clinical Program for BHV-5000 in Rett Syndrome
BHV-5000 and lanicemine have been observed to ameliorate the phenotype in transgenic mouse models of Rett syndrome, models which recapitulate key clinical features, such as irregular breathing, apneic periods, abnormal electroencephalogram ("EEG") with altered seizure threshold. Based on the preclinical experience, we have chosen to advance BHV-5000 into clinical trials for the treatment of breathing irregularities associated with Rett syndrome. The orally bioavailable prodrug BHV-5000, which was developed as an advancement on the intravenously administered lanicemine, offers an improved route of administration over lanicemine, and has thus been positioned as the lead candidate in this series. After ingestion, BHV-5000 is rapidly cleaved by the enzyme dipeptidyl peptidase-4 ("DPP-4"), yielding the active metabolite lanicemine. AstraZeneca studied BHV-5000 in a Phase 1 single and multiple ascending dose trial. Doses up to 95 mg of BHV-5000 were studied and were observed to be well tolerated without any clinically relevant safety issues. Among the AEs reported were three cases of euphoria, three cases of hallucination, or visual distortion, and eight cases of nystagmus, a visual condition. These AEs are consistent with NMDA receptor antagonism. After oral ingestion, systemic concentrations of BHV-5000 were observed to be very low, typically below the limit of quantification.
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

Lanicemine has been administered to approximately 770 subjects in single or multiple doses in 18 clinical trials conducted by AstraZeneca and has been observed to be generally well tolerated. In clinical experience with lanicemine, the most common adverse event was dizziness. CNS-type AEs from Phase 1 trials also included headache, somnolence, asthenia, impaired concentration and dysesthesias. In one study, formal assessment of cognitive function in healthy volunteers revealed improvement in some components of memory, decreased vigilance and decreased calmness. Hypotension and hypertension have been reported as AEs, with low mean increases in blood pressure reported in some studies (e.g., 4 - 8 mmHg supine systolic blood pressure; 2 - 4 mmHg supine diastolic blood pressure—which occurred at doses higher than considered necessary for therapeutic effects). AEs related to dissociation were infrequent but more common in the lanicemine group compared to placebo. AEs potentially associated with abuse potential were low but more common in the lanicemine group than the placebo group. No pattern of clinically meaningful differences between lanicemine and placebo were noted on physical exam, clinical laboratory test results or electrocardiogram ("ECG") results.
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
Currently, we are conducting neurotoxicology studies that are required for NMDA antagonist drugs to define acceptable clinical exposures. Based on these results, an additional Phase 1 study may be required to establish the dose that would subsequently be used in a randomized controlled trial of BHV-5000. One of our planned indications for BHV-5000 is Rett syndrome, based on the ability of BHV-5000 and its active metabolite to favorably impact breathing abnormalities and global brain biochemical abnormalities in transgenic mouse models. The Phase 2/3 trial is being developed in collaboration with experts in the field. Potential other conditions include depression, neuropathic pain and other disorders involving NMDA receptor dysfunction. Nonclinical studies are ongoing to support future trials.

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
MPO Platform
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
Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. Seven clinical studies have been completed by AstraZeneca, including four Phase 1 studies in healthy subjects, two Phase 2a studies in subjects with Parkinson’s disease, and one Phase 2b study in subjects with MSA.
In September 2018, we entered into an exclusive license agreement with AstraZeneca for verdiperstat (formerly named AZD3241). In February 2019, we received orphan drug designation from the FDA for the treatment of MSA. Verdiperstat has also received orphan drug designation for the treatment of MSA from the European Commission upon recommendation from the European Medicines Agency's Committee for Orphan Medicinal Products.

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
Multiple system atrophy patients are divided into 2 groups, those with parkinsonian features as the predominant symptoms ("MSA-P") and those for whom cerebellar ataxia is the predominant symptom ("MSA-C"). Approximately 60-80% of MSA patients in Europe and North America have the MSA-P subtype, whereas 65-85% of MSA patients in Japan and Korea have the MSA-C subtype. According to the consensus statement by the American Autonomic Society and American Academy of Neurology in 2007, the diagnosis of MSA includes 3 categories: definite, probable, and possible MSA. Definite MSA requires the neuropathological findings of widespread and abundant CNS α-synuclein-positive glial cytoplasmic inclusions in association with neurodegenerative changes in striatonigral or olivopontocerebellar structures. Probable and possible MSA diagnoses are based on clinical symptoms and neurologic examination findings. The diagnosis of MSA can be aided by laboratory investigations, structural and functional imaging, and a variety of other diagnostic tools. The defining molecular and cellular neuropathology of MSA is the widespread presence of glial cytoplasmic inclusions ("GCIs") containing fibrilized α-synuclein protein in oligodendrocytes. Thus, MSA is thus considered an α-synucleinopathy, similar to Parkinson’s disease and dementia with Lewy bodies, but with distinct pathological and clinical features. The defining neuropathology of MSA upon postmortem examination includes variable degrees of olivopontocerebellar atrophy and striatonigral degeneration, reflecting the ataxia and parkinsonism, respectively, that are present during life. Neurodegenerative changes affecting the central autonomic nervous system are also evident, and include the hypothalamus, noradrenergic and serotonergic brainstem nuclei, dorsal nucleus of the vagus nerve, nucleus ambiguus, intermediolateral columns of the spinal cord, and Onuf’s nucleus. Although the pathophysiological mechanisms underlying MSA remain unclear, evidence from preclinical models and postmortem studies in humans suggest that formation of GCIs is associated with oxidative stress, neuroinflammation, loss of neurotrophic support, and ultimately, neuronal cell death.
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
Nonclinical Studies and Previous Clinical Trials

Non-clinical
The nonclinical pharmacodynamics, PKs, and toxicology of verdiperstat have been extensively characterized.
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
Our Clinical Program for Verdiperstat for Multiple System Atrophy
In January 2019, we received a may-proceed letter from the FDA regarding the continued development of verdiperstat in a Phase 3 randomized controlled trial in patients with MSA. The Phase 3 trial is a randomized, double-blind, placebo-controlled, parallel group study. Planned recruitment is 252 subjects across approximately 56 study sites in 7 countries (US, UK, France, Germany, Austria, Italy and China). The dose of verdiperstat (based on the Ph2 study) is 600 mg twice daily. The primary outcome measure is a modified version of the Unified MSA Rating Scale that was developed by Biohaven based on discussions with the FDA. We began enrollment in the trial in the US in July 2019. Enrollment in EU countries is expected to begin in the first quarter of 2020. The China IND approval to join the Phase 3 clinical trial of verdiperstat for the treatment of MSA was obtained in the fourth quarter of 2019.
Clinical Program for Verdiperstat for Amyotrophic Lateral Sclerosis
Another potential target indication is ALS. In September 2019, verdiperstat was selected to be studied in the HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at MGH (“Healey Center”) in collaboration with the Northeast ALS Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. In January 2020, we announced that the FDA had notified the Healey Center that they may proceed with clinical investigation of verdiperstat in the HEALEY ALS Platform Trial. A Phase 2/3 clinical trial of verdiperstat is anticipated to begin in the first quarter of 2020.

Preclinical
TDP-43
In May 2019, we entered into an agreement with FCCDC for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by us.
University of Connecticut License Option
In October 2018, we signed an exclusive, worldwide option and license agreement with the University of Connecticut for the development and commercialization rights to UC1MT, a therapeutic antibody targeting extracellular metallothionein ("MT"). Extracellular MT has been implicated in the pathogenesis of autoimmune and inflammatory diseases. Under this agreement, we have the option to acquire an exclusive, worldwide license to UC1MT and its underlying patents to develop and commercialize throughout the world in all human indications.
Kleo Pharmaceuticals, Inc.
From August 2016 through November 2018, we made several investments to acquire a minority equity interest in Kleo Pharmaceuticals, Inc. ("Kleo") a privately held, development-stage company founded by a professor of chemistry and pharmacology at Yale that is developing small molecule immunotherapies that emulate biologics to fight cancers and infectious diseases. We have also entered into a consulting agreement with Kleo to assist Kleo with clinical development. To date, no services have been provided under this agreement.
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
In addition to these purchases, in October 2017, we purchased an additional aggregate of 2,049,543 shares for cash consideration of $2.3 million and in November 2018 we participated in Kleo's Series B funding raise where we purchased 1,420,818 common shares for cash consideration of $5.0 million. As of the close of the Series B funding raise, and December 31, 2018, our ownership interest in the outstanding stock of Kleo was approximately 42%. There were no additional transactions involving Kleo stock during the year ended December 31, 2019, and at December 31, 2019 our ownership interest in the outstanding stock of Kleo was approximately 42%. The Company assigned its shares and the rights under the related agreements to Biohaven Therapeutics Ltd. its wholly owned subsidiary on November 12, 2018.
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
CGRP Receptor Antagonist Platform
With regard to rimegepant and vazegepant, our compounds target acute treatment of migraine and migraine prevention. We face competition from companies that develop and/or sell the following types of migraine treatments:
Acute Treatment of Migraine
Triptans
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
Serotonin 5-HT1F Agonists
A 5-HT1F receptor antagonist, lasmiditan, was approved by the FDA in October 2019. Lasmiditan was developed by CoLucid and acquired by Eli Lilly and Company in January 2017. Lasmiditan was the first new class of agent approved by the FDA for the acute treatment of migraine since the triptans. Lasmiditan was designed to act through non-vasoconstrictive mechanisms in the 5-HT1 pathways such that patients who have cardiovascular risk factors, stable cardiovascular disease, or those who are dissatisfied with current triptan therapies could be treated. Lasmiditan was scheduled under the Controlled Substances Act due to its potential for abuse and dependence. Data from lasmiditan, compared with the results from the rimegepant program, would suggest ability to differentiate on both durability and benefit and AEs.
Other Oral CGRP Receptor Antagonists
Since we will be pursuing approval of our orally available, small molecule rimegepant for the acute treatment of migraine, the most relevant comparable to rimegepant is the oral CGRP receptor antagonist from Allergan, ubrogepant. In December 2019, the FDA approved ubrogepant produced by Allergan and it is currently being sold under the name Ubrelvy. Four clinical studies demonstrated the efficacy, safety and tolerability of orally-administered ubrogepant, followed by two Phase 3 clinical trials. Both the 50 and 100mg dose strengths showed a statistically greater percentage of ubrogepant patients pain free at 2 hours as compared to placebo, as well as statistical significance on the co-primary, absence of the most bothersome migraine associated symptom at 2 hours post dose. Patients were permitted to take a second dose of investigational product or rescue medication after the 2 hour time point. Durability of effect at 24 hours was not achieved with all doses (only the 100mg dose demonstrated 24-hour sustained pain relief). Ubrogepant was well tolerated with an adverse event profile similar to placebo. There were 6 cases of LFTs (ALT or AST) >3x ULN (1 on placebo, 5 on ubrogepant): 2 cases of LFTs >5x ULN on ubrogepant and 1 case of LFTs >10x ULN on ubrogepant in Achieve 1 and 4 cases of LFTs (ALT or AST) >3x ULN (1 on placebo and 3 on ubrogepant 50mg). No cases were determined to have a probable relationship to ubrogepant. There were no cases of Hy's Law. Based on the published Phase 3 studies of both rimegepant and ubrogepant, we believe rimegepant has the potential to be best-in-class given its simple-to-use Zydis oral disintegrating technology, fast onset of action, and durable effect. Allergan is a global pharmaceutical company with presence in the CNS area and, in particular, with physicians treating chronic migraine through its Botox franchise.
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
The biologic CGRP therapies have been studied for the prevention of migraine with three agents approved in 2018. The three new FDA-approved drugs, Aimovig (erenumab-aooe), Ajovy (fremanezumab-vfrm), and Emgality (galcanezumab-gnlm), are all administered subcutaneously. These therapies, while effective, do not eliminate the need for acute treatment of migraine attacks. In addition, they all require subcutaneous administration. We believe that vazegepant may have the opportunity to differentiate from these therapies due to its potential to be used as an intranasal formulation for both the acute treatment and prevention of migraine.
Glutamate Platform
With respect to troriluzole, which we are currently developing for the treatment of ataxias, OCD and Alzheimer's disease, there are currently no approved drug treatments for SCA or any other cerebellar ataxia, in the United States.
We are aware of companies with clinical stage programs in development for potential treatments for SCA and other cerebellar disorders, including Cadent Therapeutics, which is in Phase 2 development of CAD-1883, a positive allosteric modulator of SK channels (calcium-sensitive potassium ion channels); Bioblast Pharma, which is in Phase 2 development of trehalose, which targets SCA 3 and acts as a protein stabilizer; Steminent Biotherapeutics, which is currently conducting a Phase 2 trial of allogeneic adipose-derived mesenchymal stem cells that target polyglutamine SCAs; EryDel which is planning a Phase 3 trial for its product, IEDAT01, which delivers dexamethasone sodium phosphate through red blood cells, Shionogi & CO., Ltd., which is investigating Rovatirelin, a non-peptide mimetic of thyrotropin-releasing hormone, in a Phase 3 trial in Japan; Shire Plc, which is exploring Cuvitru, an intravenous immune globulin that is approved for the treatment of primary immunodeficiency disorders, in Phase 2 development. Mitsubishi Tanabe received approval for taltirelin, an oral thyrotropin releasing hormone, in Japan in 2009 but has not filed with the FDA to seek approval in the United States.
With regards to OCD, there have been no new classes of drugs approved in over a decade. We are not aware of other product candidates besides troriluzole that are currently in clinical development targeting populations with OCD.
With respect to BHV-0223, which we are developing for the treatment of ALS, we believe our primary competitor is Covis Pharmaceuticals, which sells Rilutek, the brand name for riluzole. Riluzole is also generically available. Edaravone (Radicava, Mitsubishi Tanabe Pharma) was approved by the FDA in May 2017 for the treatment of ALS, based on efficacy studies conducted in Japan with the vast majority of patients on background riluzole therapy. Edaravone is administered to patients by intravenous infusion. Aquestive Therapeutics received FDA approval in November 2019 for a riluzole oral soluble film, Exservan. Italfarmaco SpA, a private Italian company, markets an oral liquid suspension formulation of riluzole in the United Kingdom and elsewhere in Europe under the brand name Tiglutik. Tiglutik, the US brand name for Italfarmaco's oral liquid suspension formulation of riluzole was approved for marketing in the United States in September 2018. Being that an oral suspension still requires swallowing in a population prone to dysphagia, we believe an oral dissolvable tablet that may not require swallowing will have significant market preference. We are aware of several companies that are exploring potential treatments for ALS, mostly agents with novel mechanisms of action being administered with riluzole. We are not aware of any company marketing or developing a sublingual formulation of riluzole. Other companies of which we are not aware may also be developing formulations using the API riluzole; if such companies pursued regulatory approval of such product candidates using the Section 505(b)(2) regulatory pathway, those product candidates would potentially compete with BHV-0223. For example, Italfarmaco and Aquestive have obtained orphan designation for their products, and are eligible to obtain orphan exclusivity subject to a showing of clinical superiority to riluzole. Based on orphan drug designation requirements, the first approval of a novel formulation of riluzole may obligate subsequent formulations to demonstrate advantages with regard to safety, efficacy or meaningful contribution to patient care, in order to achieve marketing authorization.
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
•AFFiRiS AG;
•Corestem Inc;
•MitoDys Therapeutics Ltd;
•Modag GmbH; and
•Neuropore Therapies Inc.
Manufacturing
We have an experienced manufacturing leadership team that manages our relationships with third party manufacturers. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing of our products.
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
With respect to rimegepant and vazegepant, we recruited a seasoned team of sales specialists, account directors and field medical professionals who will focus on targeting health care professionals and institutions serving patients with migraine, including neurologists, headache centers/specialists and primary care. We estimate that our commercial organization will comprise between 700 and 1,000 employees within the first year of launch.
With respect to the product candidates in our glutamate modulation and MPO platforms, we are confident of significant provider/stakeholder overlap which will create synergies with our current commercial footprint to maximize coverage, opportunity and efficiencies.
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
Patents and Patent Applications
We have over 500 U.S. and foreign patents and patent applications in our portfolio related to the composition of matter, methods of use, methods of manufacture or formulations of our product candidates which have been filed in major markets throughout the world, including the United States, Europe, Japan, Korea, China, Hong Kong and Australia. About 1/3 of the patents and patent applications support the Glutamate platform and 2/3 supports the CGRP platform.
Rimegepant and Vazegepant
The intellectual property rights related to rimegepant and vazegepant include patents and patent applications in-licensed from BMS, with statutory expiration dates ranging from 2023 to 2033, and patent applications filed by the Company, which if granted, will have statutory expiration dates from 2039 and later. U.S. Patent 8,314,117 covers the composition of matter of rimegepant, and has a statutory expiration date of October 12, 2030, not including patent term adjustment or any potential patent term extension. U.S. Patent 8,481,546 covers the composition of matter of vazegepant, and has a statutory expiration date of March 2, 2031, not including patent term adjustment or any potential patent term extension. These or other patents and applications cover rimegepant and vazegepant and their use in treating migraine and, in certain ex-U.S. jurisdictions, other neurological conditions. The BMS license also includes several patent families of related compounds directed to the CGRP receptor. We also have an agreement with Catalent whereby Catalent granted an exclusive license under certain of its patents and technology to use the Zydis ODT technology for development of our rimegepant product. Catalent retains all manufacturing rights.
Troriluzole
We own several families of patent applications containing claims directed to prodrugs of riluzole. These patent families include several U.S. applications, corresponding Patent Cooperation Treaty ("PCT") applications, and U.S. Patent 10,485,791, issued November 26, 2019, which is directed to troriluzole and other prodrugs of riluzole. In addition, the use of these compounds for treating ALS, SCA, depression and other diseases is described and claimed in these patent applications. We own these patent applications subject to a license agreement with ALS Biopharma and FCCDC. In addition, the Company had filed patent applications relating to drug product formulations containing trorilizole and methods of using the formulations to treat various diseases.
BHV-0223
BHV-0223, a sublingual or ODT form of riluzole, and its use for treating various forms of pain, ALS and depression are covered by patent applications pending in the U.S. and selected foreign jurisdictions having a statutory expiration date in 2035. We have an agreement with Catalent whereby Catalent granted an exclusive license under certain of its patents and technology to use the Zydis ODT technology for our BHV-0223 product. Catalent retains all manufacturing rights. In addition to patent protection, although not an NCE, BHV-0223 may also be entitled to certain regulatory exclusivity. In addition to the patent applications we own, we have also licensed one issued patent and several pending patent applications from Yale which provide protection for the use of riluzole in treating generalized anxiety disorder and other neurological uses, respectively. Further, we have licensed several patents from Rutgers University covering the use of riluzole for treating various forms of cancer and an animal model for tumors which may cover the use of BHV-0223 for treating the specific cancers.
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
License Agreements
License Agreement with BMS
Overview
In July 2016, we entered into an exclusive, worldwide license agreement with BMS for the development and commercialization rights to rimegepant and vazegepant, as well as other CGRP-related intellectual property. Subject to certain limitations and certain retained rights of BMS, the license included an exclusive license under certain BMS patent rights and BMS know-how to the extent necessary to research, discover, develop, make, have made, use, sell, offer to sell, export and import licensed compounds and licensed products in the field of prevention, treatment or control of any disease, disorder or condition in humans. In exchange for these rights, we agreed to pay BMS initial payments, milestone payments and tiered royalties on net sales of licensed products under the agreement. Our initial payments to BMS totaled $9.0 million and were paid within 90 days after entering into the agreement. The milestone payments due to BMS under the agreement consist of development and commercial milestones. The development milestones due under the agreement depend on the licensed product being developed. Development milestones due under the agreement with respect to rimegepant or a derivative thereof total up to $127.5 million, and, for any product other than rimegepant or a derivative thereof, total up to $74.5 million. Commercial milestones total up to $150.0 million for each licensed product. If we receive revenue from sublicensing any of our rights under the agreement, we are also obligated to pay a portion of that revenue to BMS as well. The tiered royalty payments are based on annual worldwide net sales of licensed products under the agreement, with percentages in the low-to-mid teens.
We made a payment of $5.0 million to BMS pursuant to our obligations under the BMS agreement during the third quarter of 2017 for the achievement of a specified milestone. The Company was also required to pay $7.5 million to BMS in relation to the NDA filing for rimegepant, and accordingly, the Company made the milestone payment in October 2019.
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
Amendment to License Agreement with Bristol-Myers Squibb Company
In March 2018, the Company entered into an Amendment to License Agreement (the “BMS Amendment”) with BMS, which amends the License Agreement between the Company and BMS from July 2016 (the “Original License Agreement” and, as amended by the BMS Amendment, the “BMS License Agreement”). Under the BMS Amendment, the Company paid BMS an upfront payment of $50.0 million in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of vazegepant, recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Loss. Under the Original License Agreement, the Company was obligated to make tiered royalty payments based on annual worldwide net sales of licensed products upon their approval and commercialization, with percentages in the low- to mid-teens.
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
Under the 2016 AstraZeneca Agreement, we have the right to sublicense our rights under the agreement subject to AstraZeneca's prior written consent, such consent not to be unreasonably withheld, conditioned or delayed. We will be responsible for preparing, filing, prosecuting and maintaining the licensed patents and applications, and for listing any listable patents in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations ("Orange Book"). We have the right to enforce the licensed patents and to defend challenges to the validity or enforceability of the licensed patents. AstraZeneca, however, retains the right to apply for patent term extensions for the licensed patents. We may not assign our rights or delegate our obligations under the 2016 AstraZeneca Agreement without AstraZeneca's consent, including in the event of a change of control.
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
Term and Termination
The 2016 AstraZeneca Agreement will terminate upon the expiration of the last royalty term for the last licensed product under the agreement. Each royalty term begins on the date of the first commercial sale of the applicable licensed product in the applicable country and ends on the later of 10 years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The patent applications related to BHV-5000 would, if issued, have a statutory expiration date in 2033. Either party may terminate the agreement upon the other party's uncured material breach or upon insolvency or bankruptcy. AstraZeneca also has the right to terminate the agreement in certain circumstances. We have the right to terminate the agreement without cause. In the event the agreement is terminated in its entirety for any reason, all rights and licenses granted to us by AstraZeneca under the agreement, and all sublicenses granted by us under the agreement, immediately terminate, and we are required to assign to AstraZeneca all of the regulatory documentation applicable to any licensed compound or licensed product owned or controlled by us or our affiliates, to transfer control of any clinical studies involving licensed products to AstraZeneca and continue such studies at our cost for six months, and to assign to AstraZeneca all of our agreements with third parties that are reasonably necessary for the exploitation of the licensed products.
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
In June 2018, we entered into a commercial supply agreement with Catalent pursuant to which Catalent will exclusively manufacture and supply our worldwide requirements for rimegepant in the Zydis ODT delivery formulation, if we receive regulatory approval of this formulation of rimegepant, for an initial term of five years after its commercial launch with optional two-year renewal periods. Under the agreement, Catalent will supply the rimegepant Zydis ODT product at a fixed price, inclusive of a royalty, and will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party for a specified period of time, subject to certain minimum commercial revenues.
Amendment to License Agreement with Yale University
In September 2013, the Company entered into an exclusive license agreement with Yale (the "Yale Agreement") to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression. As part of the consideration for this license, the Company issued Yale 250,000 common shares and granted Yale the right to purchase up to 10% of the securities issued in specified future equity offerings by the Company, in addition to the obligation to issue shares to prevent anti-dilution. The obligation to contingently issue equity to Yale was no longer outstanding as of December 31, 2018.
The Yale Agreement was amended and restated in May 2019. As amended, the Company agreed to pay Yale up to $2.0 million upon the achievement of specified regulatory milestones and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1.0 million per year, beginning after the first sale of products covered under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale a low single-digit percentage of sublicense income that it receives. To date, no milestone or royalty payments have been made under this agreement.
The Yale Agreement, as amended and restated, requires the Company to meet certain due diligence requirements based upon specified milestones relating to riluzole or troriluzole based products. The Company can elect to extend the deadline for its compliance with the due diligence requirements by a maximum of one year upon the payment to Yale of up to $150 million. The Company is also required to reimburse Yale for any fees that Yale incurs related to the filing, prosecution, defending and maintenance of patent rights licensed under the Yale Agreement. In the event that the Company fails to make any payments, commits a material breach, fails to maintain adequate insurance or challenges the patent rights of Yale, Yale can terminate the Yale Agreement. The Company can terminate the Yale Agreement (i) upon 90 days' notice to Yale, (ii) if Yale commits a material breach of the Yale Agreement or (iii) as to a specific country if there are no valid patent rights in such country. The Yale Agreement expires on a country-by-country basis upon the later of the date on which the last patent rights expire in such country or ten years from the date of the first sale of a product incorporating the licensed patents or the Company’s patents relating to troriluzole.
Termination of MGH Agreement
In September 2014, the Company entered into a license agreement (the "MGH Agreement") with The General Hospital Corporation d/b/a Massachusetts General Hospital ("MGH"), pursuant to which MGH granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, related to treating depression with a combination of ketamine and scopolamine. The Company terminated the MGH Agreement in September 2019.
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
Revenue Participation Right with Royalty Pharma
In June 2018, pursuant to a Funding Agreement we entered into with Royalty Pharma ("RPI") we granted to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the pharmaceutical products containing the compounds rimegepant or vazegepant and certain derivative compounds thereof ("Products"), for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100.0 million in cash. Specifically, the participation rate commences at 2.1 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.5 percent on annual global net sales exceeding $1.5 billion.
Optional License Agreement with the University of Connecticut
In October 2018, we entered into an exclusive, worldwide option and license agreement (the "UConn Agreement") with the University of Connecticut ("UConn") for the development and commercialization rights to UC1MT, a therapeutic antibody targeting extracellular MT. Under this agreement, we have the option to acquire an exclusive, worldwide license to UC1MT and its underlying patents to develop and commercialize throughout the world in all human indications. If we choose to exercise the option, we would be obligated to pay UConn milestone payments upon the achievement of specified regulatory and commercial milestones, and royalties of a low single-digit percentage of net sales of licensed products.
Biotech Value Advisors
In March 2019, the Company entered into a master services agreement with Biotech Value Advisors, LLC related to the commercial preparation for several of the Company's late-stage product candidates. In addition to fixed quarterly consulting expenses under the agreement, the Company agreed to pay up to $2.0 million upon achievement of specified commercial milestones.
Fox Chase Chemical Diversity Center Inc. Agreement
In May 2019, Biohaven entered into the FCCDC Agreement in which the Company purchased certain intellectual property relating to the TDP-43 protein from FCCDC. The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. As consideration, Biohaven issued 100,000 of its common shares to FCCDC valued at $5.6 million.
In addition, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4.5 million with $1.0 million for each additional NDA filing. The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43.
In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by the Company up to $1.5 million over a period of up to 30 months as success fees for research activities by FCCDC. In addition to the milestone payments, the Company will pay FCCDC an earned royalty equal to zero to ten percent of net sales of any TD-43 patent products with a valid claim as defined in the FCCDC Agreement. The Company may also license the rights developed under the FCCDC Agreement and, if it does so, will be obligated to pay a portion of any payments received from such licensee to FCCDC in addition to any milestones payments it would otherwise be obligated to pay. The Company is also responsible for the prosecution and maintenance of the patents related to the TDP-43 assets.
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
•preclinical laboratory tests and animal tests conducted under Good Laboratory Practices ("GLP");

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

A Phase 2/3 trial design, which we are using in our vazegepant and troriluzole development programs, is often used in the development of pharmaceutical and biological products. The trial includes Phase 2 elements, such as an early interim analysis of safety or activity, and Phase 3 elements, such as larger patient populations with less restrictive enrollment criteria. The early interim analysis of clinical or physiologic activity and/or safety allows the study to be stopped, changed or continued before a large number of patients have been enrolled, while still allowing all data from enrolled patients to count in the analysis used to support approval.
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
On the basis of the FDA's evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA will issue either an approval of the NDA or a CRL, detailing the deficiencies in the submission and the additional testing or information required for reconsideration of the application. Even with submission of this additional information, the FDA may ultimately decide that the application does not satisfy the regulatory criteria for approval.
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
Orange Book Listing
In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant's product or an approved method of using the product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files an Abbreviated New Drug Application ("ANDA"), seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify, for each patent listed in the Orange Book for the referenced drug, to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, (2) such patent has expired, (3) if such patent has not expired, the date on which it expires or (4) such patent is invalid, unenforceable, or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. The fourth certification described above is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a

"section viii" statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of- use rather than certify to a listed method-of-use patent. This section viii statement does not require notice to the patent holder or NDA owner. There might also be no relevant patent certification.
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

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•establishment of the Center for Medicare Innovation at the Centers for Medicare and Medicaid Services ("CMS"), to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
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

In addition, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted. For example, as a result of the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. Payment adjustments for the Medicare quality payment program were scheduled to begin in 2019. At this time, it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program.
Further, there have been several recent Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. The Trump Administration's budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in future legislation. Additionally, the Trump Administration released a "Blueprint" to lower drug prices and reduce out-of-pocket costs of drugs. The U.S. Department of Health and Human Services has solicited feedback on some of these measures and, at the same time, has implemented others under its existing authority. Although a number of these, and other measures may require additional authorization to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
Employees
As of December 31, 2019, we employed 647 employees. Nearly all of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). A copy of these reports is also available at the SEC's (www.sec.gov).

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
Since our inception, we have incurred significant operating losses. Our net loss was $528.8 million and $240.9 million for the year ended December 31, 2019 and for the year ended December 31, 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $972.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and they may never receive such approval. It could be several years, if ever, before rimegepant or other product candidates generate significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•continue establishing a sales, marketing and distribution infrastructure to commercialize rimegepant and any other product candidate for which we may obtain marketing approval;
•complete our ongoing Phase 3 clinical trial to evaluate rimegepant as a preventive therapy for migraine;
•complete the ongoing extension phase of the Phase 2/3 clinical trial and Phase 3 of troriluzole in SCA and our ongoing Phase 2/3 trials of troriluzole in OCD and Alzheimer’s disease;
•continue to work with the FDA and our manufacturer to bring BHV-0223 to market;
•conduct support activities for future clinical trials of BHV-5000;
•conduct our planned Phase 3 clinical trial of vazegepant and related support activities;
•complete our ongoing Phase 3 clinical trial of verdiperstat in multiple system atrophy;

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
To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, developing commercial scale manufacturing processes, obtaining marketing approval, manufacturing, marketing and selling any current and future product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We are only in the early stages of many of these activities and, in some cases, have not yet commenced certain of these activities.
We may never succeed in any or all of these activities and, even if we do, we may never generate sufficient revenue to achieve profitability. In addition, our potential obligation to pay RPI royalties on future sales of rimegepant, vazegepant and certain derivative compounds thereof pursuant to the Funding Agreement would impact the profitability of these products.
Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will obtain marketing approval to commercialize any of our product candidates. If we are required by the FDA or other regulatory authorities such as the EMA or the NMPA to perform studies and trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed.
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
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our product candidates. Our expenses could increase beyond our current expectations if the FDA requires us to perform clinical trials and other studies in addition to those that we currently anticipate. For example, for our troriluzole clinical program, we are conducting an additional Phase 3 clinical trial in SCA incorporating feedback from the FDA in response to discussion that we had with the FDA regarding proposed modifications to the SARA scale, the primary endpoint in the trial. With regard to our BHV-5000 program, due to the small number of patients with CRPS and Rett syndrome, we believe that BHV-5000 will require only a single pivotal trial for each disorder. However, the FDA ordinarily requires two well-controlled clinical trials prior to marketing approval of a product candidate. If the FDA requires us to conduct additional clinical trials of troriluzole or BHV-5000, or any of our other product candidates, we would incur substantial additional, unanticipated expenses in order to obtain regulatory approval of those product candidates.
In addition, our product candidates, if approved, may not achieve commercial success. Additionally, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution and, with respect to certain of our product candidates, the payment of milestone and royalty fees. In addition, in June 2018 we entered into the Funding Agreement with RPI pursuant to which we issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of pharmaceutical products containing the compounds rimegepant or vazegepant and certain derivative compounds thereof, in exchange for $100 million. Even if we are able to obtain marketing approval for rimegepant or vazegepant, we cannot guarantee that sales of such products, if any, will be sufficiently profitable due to our obligations under the Funding Agreement. Furthermore, we expect to incur additional costs associated with operating as a public company.
As of December 31, 2019, we had cash of $316.7 million, excluding restricted cash of $1.0 million. We expect that our existing cash, net proceeds received from the January 2020 offering, and our available issuance of additional Series A Preferred Shares under the Preferred Share Agreement will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements for at least twelve months from the date of filing of this report. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:
•the costs and timing of commercialization activities, including drug manufacturing, marketing, sales and distribution, for any of our product candidates, including for which we receive marketing approval;
•the scope, progress, results and costs of our ongoing and planned preclinical studies and clinical trials for our product candidates;
•the timing and amount of milestone and royalty payments we are required to make under our license agreements and the Funding Agreement and any required redemption payments for the Series A Preferred Shares;
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

We are subject to significant obligations, including to potentially make significant payments under the license agreements by which we acquired the rights to several of our product candidates and under our funding agreement related to rimegepant and vazegepant.
In July 2016, we acquired the rights to rimegepant and another product candidate, vazegepant, pursuant to a license agreement with BMS, and in October 2016, we acquired the rights to BHV-5000 pursuant to a license agreement with AstraZeneca. We are subject to significant obligations under these agreements, including payment obligations upon achievement of specified milestones and royalties on product sales, as well as other material obligations. We may be obligated to pay BMS up to $127.5 million in development milestones for rimegepant or a derivative thereof, up to $74.5 million in development milestones for any licensed product other than rimegepant, and up to $150.0 million in commercial milestones for each licensed product. In July 2017, we paid BMS $5.0 million due to the achievement of a specified milestone. We may also be obligated to pay AstraZeneca up to $30.0 million in development milestones for licensed products for the treatment of Rett syndrome, up to $60.0 million in development milestones for licensed products for CRPS and indications other than Rett syndrome, and up to $120.0 million in commercial milestones. We are also obligated to pay fixed royalties based on net sales of rimegepant, vazegepant and BHV-5000, or any other product that is a licensed product under those agreements. If these payments become due under the terms of our license agreements with BMS and AstraZeneca, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed.
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
In June 2018, we entered into the Funding Agreement with RPI, which requires us to make revenue participation payments, subject to certain reductions, based on the future global net sales of pharmaceutical products containing the compounds rimegepant or vazegepant and certain derivative compounds thereof. The participation rate commences at 2.1 percent on global annual net sales of products up to and equal to $1.5 billion, declining to 1.5 percent on global annual net sales of products exceeding $1.5 billion. If these payments become due under the terms of the Funding Agreement, they will have a negative impact on our cash flows and on the future profitability of rimegepant and vazegepant.
In addition, under the Funding Agreement, we are obligated to take certain steps to complete clinical trials and commercialize products containing the compounds rimegepant or vazegepant and certain derivative compounds thereof. These obligations could adversely impact or delay our ability to develop our other product candidates.
We may be required to redeem our outstanding Series A Preferred Shares.
In April 2019, we closed the sale of 2,495 Series A Preferred Shares to RPI at a price of $50,100 per Series A Preferred Share, resulting in gross proceeds of $125.0 million before offering expenses. As described herein, we used $105.0 million of these proceeds to fund the purchase price of the Priority Review Voucher ("PRV'). The holders of our outstanding Series A Preferred Shares (consisting of 2,495 shares as of the filing of this report), will have the right to require us to redeem their shares in certain circumstances. If a Change of Control, as defined in our Amended and Restated Memorandum and Articles of Association, occurs and the Series A Preferred Shares have not previously been redeemed, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control or in equal quarterly installments following the closing of the Change of Control through December 31, 2024.

If an NDA for rimegepant is not approved by December 31, 2021, the holder of the Series A Preferred Shares has the option at any time thereafter to require us to redeem the Series A Preferred Shares for one point two times (1.2x) the original purchase price of the Series A Preferred Shares.
If no Change of Control has occurred and the Series A Preferred Shares have not previously been redeemed, we must redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in a lump sum or in equal quarterly installments through December 31, 2024.
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
Our obligation to redeem the Series A Preferred Shares would require a substantial amount of cash, the expenditure of which would likely have a material adverse effect on our liquidity, capital resources and business prospects. The purchase agreement pursuant to which the Series A Preferred Shares were issued provides for the potential sale of up to 1,497 additional Series A Preferred Shares under specified circumstances. The terms of our Series A Preferred Shares or any new preferred shares we may issue could also have the effect of delaying, deterring or preventing a change in control.
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
We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, the completion of the ongoing extension phase of the Phase 2/3 clinical trial and the completion of our Phase 3 clinical trial of troriluzole in SCA, completion of our Phase 2/3 clinical trials of troriluzole in OCD and Alzheimer’s disease and patient tolerability studies, completion of a fourth Phase 3 clinical trial of rimegepant for the preventive treatment of migraine; and completion of our planned Phase 3 trial for vazegepant. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. Notwithstanding the NDAs submitted in 2019 for rimegepant, we cannot be certain that we will be able to submit additional NDAs for any of our current product candidates within the timeframes we expect, that any NDA we submit will be accepted by the FDA for filing in a timely manner or at all, or that any of our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:
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

For example, in February 2020 we reported negative topline results from our Phase 2/3 clinical trial evaluating troriluzole compared to placebo for the treatment of patients with GAD. While these efficacy results do no support continued development of troriluzole as a monotherapy in GAD, we have multiple ongoing studies evaluating troriluzole in other disease indications and with different dosing paradigms. There can be no assurance that any of these trials will produce positive results.
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
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen, and the rate of dropout among clinical trial participants. For example, we initiated a second randomized, controlled clinical trial of troriluzole in SCA in the first quarter of 2019 which incorporated trial design modifications compared to our Phase 2/3 clinical trial, including the use of a modified SARA scale to measure patient improvement. We cannot predict the impact these modifications may have on the results of this second trial.
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
Because we in-licensed rimegepant and vazegepant from BMS and BHV-5000 and verdiperstat from AstraZeneca, we were not involved in and had no control over the preclinical and clinical development of these product candidates prior to entering into these in-license agreements. In addition, we are relying on BMS and AstraZeneca to have conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our acquisition of the applicable product candidate, and having correctly collected and interpreted the data from these studies and trials. To the extent any of these has not occurred, our expected development time and costs may be increased, which could adversely affect our prospects for marketing approval of, and receiving any future revenue from, these product candidates. We have submitted NDAs for rimegepant and BHV-0223 but have not received drug approval for any products to date.
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
In order to commence our additional planned clinical trials of BHV-5000 the FDA has required that we conduct additional nonclinical toxicology studies. There is no assurance that these studies will be successful or that we will be permitted to conduct further clinical studies of BHV-5000.
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
Our future success is dependent upon our ability to successfully develop, obtain regulatory approval for and then successfully commercialize one or more of our product candidates. The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval is generally uncertain, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Moreover, any potential purchase and redemption of a rare pediatric disease priority review voucher, or PRV, for one of our future regulatory submissions to the FDA, may not result in faster review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by FDA. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or abroad until we receive regulatory approval of an NDA from the FDA or approval from the EMA, NMPA or other applicable foreign regulatory agency.
Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we must demonstrate to the satisfaction of the FDA, EMA, NMPA or any comparable foreign regulatory agency, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. The FDA, EMA, NMPA or any comparable foreign regulatory agency can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:
•the FDA, EMA, NMPA or the applicable foreign regulatory agency’s disagreement with the number, design, conduct or implementation of our preclinical studies and clinical trials;
•negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA, EMA, NMPA or any comparable foreign regulatory agency for approval;
•serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•our inability to demonstrate to the satisfaction of the FDA, EMA, NMPA or the applicable foreign regulatory agency that our product candidates are safe and effective for their proposed indications;
•the FDA’s, EMA’s, NMPA's or the applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical studies or clinical trials;
•actions by the CROs that we retain to conduct our preclinical studies and clinical trials, which are outside of our control and that materially adversely impact our preclinical studies and clinical trials;
•the FDA’s, EMA’s, NMPA's or other applicable foreign regulatory agencies’ disagreement with the interpretation of data from preclinical studies or clinical trials;
•our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•the FDA’s, EMA’s, NMPA's or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
•the FDA’s, EMA’s, NMPA's or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling or the specifications of our product candidates;
•the FDA’s, EMA’s, NMPA's or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•the potential for approval policies or regulations of the FDA, EMA, NMPA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
For example, in July 2019 we received a CRL with respect to our 505(b)2 application to the FDA for the treatment of ALS with BHV-0223 (riluzole). The CRL cited issues with the active pharmaceutical ingredient (API) used in the Biohaven 2017 bioequivalence study that was manufactured between 2014 and 2016 in an Apotex Pharmachem India Private Limited (Apotex) facility. In the CRL, the FDA stated that it provided recommendations to Apotex regarding the information that would be needed to qualify previous API batches manufactured at Apotex during the time period in question. We are working with the FDA and Apotex to resolve the matter but there is no assurance that the FDA will approve the BHV-0223 505(b)2 application.
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
For example, in February 2020 we reported negative topline results from our Phase 2/3 clinical trial evaluating troriluzole compared to placebo for the treatment of patients with GAD. The eight-week trial randomized 402 adult patients equally at more than 45 centers in the United States. In this trial, troriluzole monotherapy at 100mg twice daily did not differentiate from placebo on the primary endpoint of the mean change from baseline on the Hamilton Anxiety Rating Scale (HAM-A) after eight weeks of treatment. Troriluzole was well tolerated with a low discontinuation rate due to adverse events, however these efficacy results do not support continued development of troriluzole as a monotherapy in GAD.
As another example, in its Phase 2b clinical trial, rimegepant dosed at 75 mg showed statistically significant improvement as compared to placebo on all four key migraine symptoms—pain, nausea, photophobia, phonophobia—which are inherently subjective endpoints that are difficult to measure. Patients in the trial were provided with an electronic data capturing device, or an electronic subject diary, which they used to record and rank their assessments of pain, nausea, photophobia and phonophobia at specified time points after they had taken the study medication following the occurrence of a migraine attack with moderate to severe pain intensity. The measurements from the trial were based on subjective patient feedback as recorded on their electronic subject diary, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial. The placebo effect also tends to have a more significant impact on clinical trials involving subjective measures such as pain. In our three completed Phase 3 clinical trials, although rimegepant met the co-primary efficacy endpoints of all three trials, we did not achieve statistically significant improvements. as compared to placebo, on the symptom of nausea, which was a secondary efficacy endpoint of the trials.
Moreover, undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label, the limitation of commercial potential or the delay or denial of regulatory approval by the FDA. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Accordingly, we may need to abandon their development or limit development to certain uses or sub-populations in which such side effects are less prevalent, less severe or more acceptable from a risk-benefit perspective. If any of our studies identify safety issues, we may need to complete additional studies, or abandon development of the applicable product candidate. Many compounds that initially showed promise in preclinical or early-stage testing have later been found to cause side effects that restricted their use and prevented further development of the compound in the tested indication.
In animal studies, at very high doses, rimegepant was observed to have a negative effect on the liver. We observed elevated liver enzymes in one patient that received very high doses of rimegepant in a drug-drug interaction study and in the completed Phase 2b trial of rimegepant conducted by BMS, one patient dosed with rimegepant experienced an asymptomatic and mild increase in certain hepatic enzymes, which are a type of liver enzyme measured in a LFT to detect damage and inflammation to the liver. In our recently completed Phase 3 clinical trials of rimegepant, we did not observe any instances of liver enzyme elevations that exceeded the level that is considered by the FDA to be a potentially meaningful indicator of severe drug-induced liver injury.  However, we cannot guarantee that these safety and tolerability results will be replicated in our long-term safety study described below, and it is possible that rimegepant may be observed to cause unacceptable levels of adverse effects or serious adverse effects.
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
If any of our product candidates that receives marketing approval is discovered to be less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.
Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If any of our products that receives marketing approval is discovered to be less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:
•withdrawal or limitation by regulatory authorities of approvals of such product;
•seizure of the product by regulatory authorities;
•recall of the product;
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
We have limited financial and managerial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Under the Funding Agreement, we are obligated to take certain steps to complete clinical trials and commercialize products containing the compounds rimegepant or vazegepant and certain derivative compounds thereof. These obligations could adversely impact or delay our ability to develop other product candidates. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
If SAEs or other undesirable side effects are identified during the use of our product candidates in investigator-sponsored trials, it may adversely affect our development of such product candidates.
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt nonclinical studies and clinical trials, or could make it more difficult for us to enroll patients in our clinical trials. If SAEs or other undesirable side effects or unexpected characteristics of our product candidates are observed in investigator-sponsored trials, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidate at all, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect.
There can be no assurance that our NDAs for rimegepant will be approved by the FDA.
During the second quarter of 2019, we submitted NDAs for the acute treatment of migraine to the FDA for the Zydis ODT and tablet formulations of rimegepant. The NDA submission of the Zydis ODT formulation of rimegepant was submitted using a FDA priority review voucher, purchased in March 2019, providing for an expedited 6-month review.
During the third quarter of 2019, we received communication from the FDA that our Zydis ODT and tablet formulation of rimegepant NDA submissions were accepted and we were given a PDUFA date in the first quarter of 2020 for our Zydis ODT submission. In December 2019, we also received a late-cycle communication update from the FDA in which no major issues were identified by the FDA. All comments from the FDA are preliminary and do not reflect a final decision on the review or approval of our NDA. There can be no assurance that our NDAs for rimegepant will be approved by the FDA.
If we are unable to obtain FDA approval for rimegepant, it would materially adversely affect our business, financial condition, results of operations and prospects and the value of our common shares.

Risks Related to Commercialization of Our Product Candidates
We have never successfully commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize rimegepant or any of our other products that may receive regulatory approval on our own or together with collaborators.
We have never successfully commercialized a product candidate. Until 2019, our operations were limited to organizing and staffing our company, business planning, raising capital, acquiring the rights to our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have only recently hired a sales force and started developing marketing and distribution capabilities, and the success of the commercialization of rimegepant, if approved by the FDA, will depend on such capabilities.
Factors that may affect our ability to successfully commercialize our product candidates on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of physicians to prescribe our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing and maintaining a sales and marketing organization will continue to require significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the European Union or other key global markets. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.
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
With respect to our CGRP receptor antagonists, rimegepant and vazegepant, we face competition from other companies that market or are developing migraine treatments. These include products in the class of products known as triptans, the 5-HT1F receptor antagonist lasmiditan developed by Eli Lilly and Company, as well as other small molecule CGRP receptor antagonists such as ubrogepant, and atogepant in Phase 3 clinical trials, being developed by Allergan. Lasmiditan and ubrogepant were approved by the FDA in October 2019 and December 2019 and sold under the names Reyvow and Ubrelvy, respectively. Our other CGRP product candidate, vazegepant, is in an earlier stage of development than atogepant and rimegepant. In addition, three biologic CGRP receptor binding mAbs entered the market in 2018, including Aimovig (Amgen/Novartis), Ajovy (Teva), and Emgality (Lilly) for the preventive treatment of migraine in adults. As these other products received marketing approval before our migraine product candidates it could be more difficult for our products to achieve commercially successful market acceptance. The market opportunity for rimegepant for the acute treatment of migraine may decrease if the antibodies are successful in preventing migraine in patients. Wide adoption of Aimovig, Emgality and/or Ajovy may also cause clinicians to be more hesitant in prescribing an oral CGRP for acute treatment in a patient who is receiving a biologic CGRP for prevention. Finally, as acute treatment of migraine moves from a relatively generic market to a branded market, it is anticipated that payers will implement new or more stringent prior authorization procedures, such as step therapy in which a patient must try a less expensive drug first, for patients to receive these newer and more expensive medications, thereby potentially slowing new product uptake and adoption.
With respect to BHV-0223, which we are developing for the treatment of ALS, we believe our primary competition is Covis Pharmaceuticals, which sells Rilutek, the brand name for riluzole, and the six approved generic versions of Rilutek. Edaravone (Radicava, Mitsubishi Tanabe Pharma) has been approved by the FDA for the treatment of ALS, based on efficacy studies conducted in Japan, with the vast majority of patients on background riluzole therapy. Edaravone is administered to patients by intravenous infusion. We are aware of at least two other company planning to market a new formulation of riluzole. In November 2019, Aquestive Therapeutics, Inc. (previously called MonoSol Rx) announced that it had received FDA approval for ExservanTM (riluzole) oral film. Italfarmaco SpA, or Italfarmaco, a private Italian company, markets an oral liquid suspension formulation of riluzole in the United Kingdom and elsewhere in Europe under the brand name Teglutik. Tiglutik, the US brand name for Italfarmaco's oral liquid suspension formulation of riluzole, was approved for marketing in the United States in September 2018. To our knowledge based on publicly available information, no other companies are marketing sublingual formulations of riluzole. Other companies of which we are not aware may also be developing formulations using riluzole; if such companies pursued regulatory approval of such product candidates using the Section 505(b)(2) regulatory pathway, those product candidates would potentially compete with BHV-0223. For example, Italfarmaco has obtained orphan designation for Tiglutik and Aquestive Therapeutics has obtained orphan drug designation for its oral soluble film product candidate, and these companies are eligible to obtain orphan exclusivity subject to a showing of clinical superiority to riluzole.  If Tiglutik is shown to be clinically superior to Rilutek and is granted orphan exclusivity, then BHV-0223 would need to demonstrate clinical superiority to Tiglutik in order to receive marketing approval. Additionally, if the oral soluble film being developed by Aquestive Therapeutics is shown to be clinically superior to Rilutek and also receives marketing approval before BHV-0223, then BHV-0223 would need to demonstrate clinical superiority to such agents in order to receive marketing approval. If we expand our development of BHV-0223 into additional neuropsychiatric or other indications, we would face substantial competition from companies that develop or sell products that treat those indications.
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
With respect to verdiperstat, which we are currently developing for the treatment of MSA as our initial indication, there are currently no approved drug treatments for MSA in the United States. Verdiperstat is also being developed for the potential treatment of ALS; and if we purse that indication, we would face substantial competition from companies that develop or sell products that treat ALS.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors, is essential for most patients to be able to afford products such as our product candidates, including rimegepant, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by third-party payors will have an effect on our ability to successfully commercialize our product candidates, if approved, and attract additional collaboration partners to invest in the development of our product candidates. Coverage under certain government programs, such as Medicare, Medicaid and Tricare, may not be available for certain of our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and adequate reimbursement in the United States, the European Union or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
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
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of rimegepant and any of our other product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:
•the demand for any products for which we may obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and adequate reimbursement approval for a product;
•our ability to generate revenues and achieve or maintain profitability; and
•the level of taxes that we are required to pay.
Even after we obtain regulatory approval for our product candidates, they remain subject to ongoing regulatory oversight.
Even after we obtain regulatory approval for any of our product candidates, they remain subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMP”) regulations and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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
Any of our product candidates, including rimegepant, that may in the future receive marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
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

Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our products, including rimegepant, if approved, may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates.
Because we expect sales of our product candidates, including rimegepant, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of such product candidates to find market acceptance would harm our business and could require us to seek additional financing.
In addition, the potential market opportunity for rimegepant and our other product candidates is difficult to estimate precisely. Our estimates of the potential market opportunity are predicated on several key assumptions such as industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions may be inaccurate. If any of the assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of the potential market opportunity. If the actual market for our product candidates is smaller than we expect, or if the products fail to achieve an adequate level of acceptance by physicians, health care payors and patients, our revenue from product sales may be limited and we may be unable to achieve or maintain profitability.
We have only recently built out our marketing, sales or distribution infrastructure. If our efforts in developing sales, marketing and distribution capabilities are unsuccessful, or if we fail to achieve adequate pricing or reimbursement we will not be successful in commercializing our products candidates, including rimegepant, if approved.
Over the past year, we have expanded our marketing, sales and distribution capabilities in advance of the potential rimegepant launch. This expansion has greatly increased our expenses and has been very time-consuming for management. If approved, we plan to market, sell and distribute rimegepant through our own sales and marketing organization. Our current sales force may not be sufficient in size and may not have adequate expertise in the medical markets that we intend to target. Any deficiency in our sales, marketing and distribution capabilities or delay in the future development of such capabilities would adversely impact the commercialization of our products.
To the extent that in the future we enter into any collaboration agreements with respect to marketing, sales or distribution for our product candidates, including rimegepant, if approved, our product revenue may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third-party collaborators, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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
While we believe that rimegepant contains active ingredients that would be treated as NCEs by the FDA and, therefore, if approved, should be afforded five years of data exclusivity, the FDA may disagree with that conclusion and may approve generic products after a period that is less than five years. Moreover, while we believe that troriluzole, a prodrug of riluzole, and BHV-5000 will also be treated as NCEs under current FDA interpretations, if approved, the FDA may ultimately disagree with our conclusion. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.
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
We are party to several license agreements under which we in-license patent rights and other intellectual property related to our business, including a license agreement with BMS, under which we were granted an exclusive license relating to rimegepant and vazegepant, a license agreement with ALS Biopharma and FCCDC, pursuant to which we were assigned intellectual property rights relating to troriluzole, a license agreement with Catalent, pursuant to which we were granted an exclusive license to use their Zydis technology in the development of BHV-0223 and rimegepant, license agreements with AstraZeneca, pursuant to which we were granted exclusive licenses relating to BHV-5000 and verdiperstat.
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
We rely completely on third-party contractors to supply, manufacture and distribute clinical drug supplies for our product candidates, including certain sole-source suppliers and manufacturers; we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates, including rimegepant, receive regulatory approval; and we expect to rely on third parties for supply, manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.
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
We do not have direct control over the ability of our contract suppliers and manufacturers to maintain adequate capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. Although we are ultimately responsible for ensuring compliance with regulatory requirements such as cGMPs, we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMPs for production of both APIs and finished products. Facilities used by our contract suppliers and manufacturers to produce the APIs and other substances and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. Our contract suppliers and manufacturers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information. If the safety of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize or obtain regulatory approval for the affected product or product candidate, and we may be held liable for injuries sustained as a result. Any of these factors could cause a delay or termination of preclinical studies, clinical trials or regulatory submissions or approvals of our product candidates, and could entail higher costs or result in our being unable to effectively commercialize our approved products on a timely basis, or at all. For example, in July 2019 we received a CRL from the FDA relating to our BHV-0223 application relating to an FDA concern regarding the use of an API manufactured by Apotex and used in the drug product supplement for the BHV-0223 bioequivalence study in 2017.
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
Our product development programs and the commercialization of our product candidates will require substantial additional capital to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the future development and potential commercialization of those product candidate. Furthermore, we may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders, and other directives, designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA or our business or financial condition.
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
Further, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration’s "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or

Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although some of these and other proposals will require authorization through additional legislation to become effective, members of Congress and the Trump Administration have stated that they will continue to seek new legislative and administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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
Although we do not currently have any products on the market, if we obtain FDA approval for our product candidates, such as rimegepant, and begin commercializing those products in the United States, our operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and Physician Payments Sunshine Act and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things our current business operations, including our clinical research activities proposed sales and marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The U.S. laws that may affect our ability to operate include:
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
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource- consuming and can divert a company’s attention from the business.
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
Fast track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review. Fast track designation is intended to facilitate and expedite development and review of an NDA to address unmet medical needs in the treatment of serious or life-threatening conditions. However, fast track designation does not accelerate clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that troriluzole will receive marketing approval or that approval will be granted within any particular timeframe. We may seek fast track designation for any of our product candidates. We may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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
We own several families of patent applications covering prodrugs and formulations of riluzole. These patent applications include several U.S. applications, U.S. patents and corresponding international and PCT applications. These families of patent applications cover troriluzole and numerous other prodrugs of riluzole as well as BHV-0223, a sublingual or ODT form of riluzole. Other patent applications provide coverage for alternative formulations of riluzole prodrugs and their uses. The applications also cover prodrugs related to riluzole and prodrugs relating to lanicemine. The patent for riluzole, which is the active pharmaceutical ingredient in these product candidates, expired in 2013, and so only novel riluzole-containing pharmaceutical compositions and their uses can be protected by one or more patent applications.
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
Should any of these events occur, they could significantly harm our business and results of operations.
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
In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating and implementing our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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
We have substantially increased our number of employees over the past year as we prepare for our potential upcoming rimegepant launch and we expect to continue to expand our sales, marketing, distribution, development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
During 2019, our number of employees increased from 63 to 647. As of December 31, 2019, most of our employees were employed directly by our U.S. subsidiary, Biohaven Pharmaceuticals, Inc. The vast majority of our recent hires are working on the sales, marketing and distribution aspects of our potential upcoming rimegepant launch. This expansion of our operations has resulted in a significant increase in our commercial organization, which may divert our management and business development resources from our clinical development group. To manage our recent growth and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Additionally, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation ("GDPR"), which became effective on May 25, 2018. The GDPR is wide–ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third–party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time–intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities.

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
Our directors and executive officers, and entities affiliated with them, in the aggregate, beneficially own approximately 21% of our common shares. These shareholders, acting together, would be able to control or significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. Some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their shares at prices substantially below the current market price of our common shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders.
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
As of February 21, 2020, we had 58,282,598 common shares outstanding, and all of these shares are freely tradable without restrictions or further registration under the Securities Act except, subject to certain restrictions applicable to shares held by our affiliates as defined in Rule 144 under the Securities Act.
In addition, we have filed a registration statement on Form S-8 registering the issuance of 16,857,649 common shares subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options for granted awards and, in the case of our affiliates, the restrictions of Rule 144.
Additionally, some holders of our common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.
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
We will have broad discretion over the use of our cash. You may not agree with our decisions, and our use of cash may not yield any return on your investment. We expect to use our existing cash to commercialize and market rimegepant, if approved, advance and expand the development of the rest of our CGRP receptor antagonist platform, including our planned NDA filings in 2019, and glutamate modulation platform product candidates, continue development of our myeloperoxidase platform and for working capital and general corporate purposes, including satisfaction of any of our milestone payment obligations under our license agreements and obligations under our Series A Preferred Shares. In addition, we may use a portion of our existing cash to pursue our strategy to in-license or acquire additional drug candidates. Our failure to apply our cash effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash.
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
As the global regulatory and tax environment evolves, we may be subject to new or different statutory and regulatory requirements. It is difficult to predict what effect future regulatory changes may have on us, however, compliance with various additional obligations may create additional costs that may be borne by us or otherwise affect our management and operation.
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
On December 31, 2016, we entered into an agreement with the stockholders of Biohaven Pharmaceuticals, Inc., a Delaware corporation ("BPI") to purchase all of the outstanding capital stock of BPI for an aggregate purchase price of $0.6 million, payable by the issuance of promissory notes to each BPI stockholder. Although we and BPI had certain shareholders in common before December 31, 2016, based on the rules for determining share ownership under Section 7874, we believe the stockholders of BPI owned less than 80% of our company. Accordingly, we do not believe that this transaction meets the ownership test under Section 7874 and therefore do not believe that we should be treated as a domestic corporation for U.S. federal tax purposes. However, the tax law in this area could be changed, including changed on a retroactive basis, and the application of Section 7874 to our acquisition of BPI could substantially increase our effective tax rate.
We may also become subject to income, withholding or other taxes in jurisdictions by reason of our activities and operations, and it is possible that taxing authorities in such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. For example, we formed an Irish subsidiary that will be the principal operating company for conducting our business and the entity that will hold our intellectual property rights in certain of our product candidates. This new Irish subsidiary is subject to taxation in Ireland. In addition to the establishment of this Irish entity as our principal operating company, we, as the parent company, may also be subject to taxation in Ireland in the future, even as we remain a company organized under the laws of the BVI. Any of these transactions may result in higher tax liabilities and a higher overall effective tax rate. Any significant increase in our future effective tax rates could reduce net income for future periods.
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
Although we do not believe we were a PFIC for our taxable year ended December 31, 2019 and do not currently expect to be a PFIC for our taxable year ending December 31, 2020 or future taxable years, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies which in some circumstances are unclear and subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which, in our current and future taxable years, we may not be able to fully control, for example, with respect to income attributed to us from entities owned 25% or more by us. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our U.S. headquarters are located in New Haven, Connecticut, where, as of December 31, 2019, we occupied approximately 10,366 square feet of office space, used for executive and corporate office functions. We purchased the property in December 2018.
In August 2019, the Company entered into a lease agreement in Yardley, Pennsylvania for 21,082 square feet of office space to support expansion of the Company's commercial operations in anticipation of the rimegepant commercial launch. The lease is expected to commence on March 1, 2020 and have a term of 88 months, with the ability to extend to 148 months. The lessor has provided the Company a temporary space to occupy while leasehold improvements are completed prior to commencement in the first quarter of 2020.
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
Stock Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE IPO *
$350
$300
$250
$200
$150
$100
$50
May 2017
Jun 2017
Sep 2017
Dec 2017
Mar 2018
Jun 2018
Sep 2018
Dec 2018
Mar 2019
Jun 2019
Sep 2019
Dec 2019
Biohaven Pharmaceutical Holding Company Ltd.
S&P 500
S&P Biotechnology

_______________________________________________________________________________
* $100 invested on May 4, 2017 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Shareholders
As of February 21, 2020, there were 57 shareholders of record of our common shares. The actual number of holders of our common shares is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Item 6.    Selected Consolidated Financial Data
We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 was derived from our historical audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development(1)(2)	$344,673	$189,951	$89,441	$55,529	$7,559
General and administrative(2)	134,449	34,603	18,141	5,109	2,137
Total operating expenses	479,122	224,554	107,582	60,638	9,696
Loss from operations	(479,122)	(224,554)	(107,582)	(60,638)	(9,696)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(12,711)	—	—	—	—
Non-cash interest expense on non-recourse debt related to sale of future royalties	(26,580)	(11,726)	—	—	—
Change in fair value of warrant liability	—	(1,182)	(3,241)	154	—
Change in fair value of derivative liability	(3,875)	—	512	(65)	(370)
Change in fair value of contingent equity liability	—	—	(13,082)	(2,263)	—
Loss from equity method investment	(6,076)	(2,808)	(1,885)	(247)	—
Other	(22)	(185)	(906)	(385)	—
Total other income (expense), net	(49,264)	(15,901)	(18,602)	(2,806)	(370)
Loss before provision for income taxes	(528,386)	(240,455)	(126,184)	(63,444)	(10,066)
Provision for income taxes	419	467	1,006	90	—
Net loss and comprehensive loss	(528,805)	(240,922)	(127,190)	(63,534)	(10,066)
Net loss attributable to non-controlling interest	—	—	—	143	(4)
Accretion of beneficial conversion feature on Series A preferred shares	—	—	(12,006)	—	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(528,805)	$(240,922)	$(139,196)	$(63,677)	$(10,062)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(10.91)	$(6.15)	$(5.00)	$(5.05)	$(0.91)
Weighted average common shares outstanding—basic and diluted	48,489,890	39,188,458	27,845,576	12,608,366	11,009,077
_______________________________________________________________________________

(1) Includes one-time $105.0 million payment for a priority review voucher to expedite the regulatory review of the Zydis ODT version of rimegepant in the second quarter of 2019
(2) Includes non-cash stock-based compensation expense, as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Research and development	$26,284	$8,371	$6,933	$2,382	$1,527
General and administrative	28,688	8,554	6,306	2,221	1,310
	$54,972	$16,925	$13,239	$4,603	$2,837

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$316,727	$264,249	$131,468	$23,565	$1,460
Working capital(1)	262,108	252,805	127,236	16,093	1,558
Total assets	344,264	290,012	146,888	27,017	1,892
Note payable, net of discount	—	—	—	4,216	—
Accounts payable	14,071	10,752	4,721	746	68
Accrued expenses	52,102	8,782	4,708	2,980	261
Warrant liability	—	—	4,021	780	—
Liability related to sale of future royalties, net	144,111	117,515	—	—	—
Mandatorily redeemable preferred shares, net	103,646	—	—	—	—
Derivative liability	37,690	—	—	512	447
Contingent equity liability, non-current	—	—	—	18,938	—
Note payable to related parties	—	—	—	595	—
Convertible preferred shares	—	—	—	43,270	—
Total shareholders' equity	(7,424)	150,920	131,971	(45,033)	1,087
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
Acute: New drug applications ("NDA") submitted with the United States Food and Drug Administration ("FDA") in the second quarter of 2019 for the Zydis orally dissolving tablet ("ODT") and tablet formulations of rimegepant. Prescription Drug User Fee Act (“PDUFA”) date given (for Zydis ODT formulation) in the first quarter of 2020.
Prevention: Phase 3 trial for prevention initiated in the fourth quarter of 2018 and results are expected in the first quarter of 2020.

Rimegepant	CGRP	Trigeminal Neuralgia	Phase 2 proof of concept trial ongoing.
Vazegepant	CGRP	Acute treatment and prevention of migraine	Phase 2/3 trial in acute treatment of migraine was positive on primary endpoints of freedom from pain and MBS at two hours for the 10 mg and 20 mg doses; Phase 3 replicative study planned for mid-2020.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in spinocerebellar ataxia ("SCA") complete; extension trial ongoing. Phase 3 trial ongoing.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Phase 2/3 trial ongoing; results are expected in the second quarter of 2020.
Troriluzole	Glutamate	Alzheimer’s disease	Phase 2/3 trial ongoing; passed interim analysis in the fourth quarter of 2019.
Troriluzole	Glutamate	Generalized Anxiety Disorder (“GAD”)	Phase 2/3 trial reported negative topline results in the first quarter of 2020. Program discontinued.
BHV-0223	Glutamate	Amyotrophic Lateral Sclerosis (“ALS”)	Complete Response Letter ("CRL") received from the FDA in July 2019. Currently working with FDA to develop a timely path forward.
BHV-5000	Glutamate	Neuropsychiatric disorders	Phase 1 trial completed 2018; additional nonclinical studies planned and regulatory interactions ongoing.
Verdiperstat	MPO	Multiple System Atrophy ("MSA")	Phase 3 trial initiated in third quarter of 2019. Results expected in 2021.
Verdiperstat	MPO	ALS	Selected for study in HEALEY ALS Platform Trial at Massachusetts General Hospital ("MGH") and received May Proceed Letter from FDA to begin clinical trial.

CGRP Platform
In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and vazegepant (previously known as BHV-3500), through a license agreement with Bristol-Myers Squibb Company (“BMS”), which was amended in March 2018.
Rimegepant
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute and preventive treatment of migraine. During the second quarter of 2019, we submitted NDAs for the acute treatment of migraine to the FDA for the Zydis ODT and tablet formulations of rimegepant. The NDA submission of the Zydis ODT formulation of rimegepant was submitted using a FDA priority review voucher, purchased in March 2019, providing for an expedited 6-month review.
During the third quarter of 2019, we received communication from the FDA that our Zydis ODT and tablet formulation of rimegepant NDA submissions were accepted and we were given a PDUFA date in the first quarter of 2020 for our Zydis ODT submission. In December 2019, we also received a late-cycle communication update from the FDA in which no major issues were identified by the FDA. All comments from the FDA are preliminary and do not reflect a final decision on the review or approval of our NDA.
Study 301/Study 302
In March 2018, we announced positive topline data from our first two pivotal Phase 3 trials (“Study 301 and Study 302”) for the acute treatment of migraine. In each trial, treatment with a single 75 mg dose of rimegepant met the co-primary efficacy endpoints of the trial, which were superior to placebo, at two hours post-dose, on measures of pain freedom and freedom from the patient’s MBS. In addition to achieving both co-primary endpoints in each of the trials, rimegepant also was observed to be generally safe and well-tolerated in the trials, with a safety profile similar to placebo. The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the FDA and provide the basis for the submission of a NDA to the FDA.
Study 303
A third Phase 3 clinical trial for the acute treatment of migraine with a bioequivalent ODT formulation of rimegepant was commenced in February 2018. On December 3, 2018, we announced positive topline data from this randomized, controlled Phase 3 clinical trial (“BHV3000-303” or “Study 303”) evaluating the efficacy and safety of our Zydis ODT formulation of rimegepant for the acute treatment of migraine. Rimegepant differentiated from placebo on the two co-primary endpoints using a single dose, pain freedom and freedom from the MBS at two hours. In total, rimegepant was significantly differentiated from the placebo in the first 21 consecutive primary and secondary outcome measures that were pre-specified. Patients treated with the rimegepant Zydis ODT formulation began to numerically separate from placebo on pain relief as early as 15 minutes, and this difference was statistically significant at 60 minutes. Additionally, a significantly greater percentage of patients treated with rimegepant Zydis ODT returned to normal functioning by 60 minutes and lasting clinical benefit compared to placebo was observed through 48 hours after a single dose of rimegepant on freedom from pain, pain relief, freedom from the MBS, and freedom from functional disability. The safety and tolerability observations of rimegepant in Study 303 were consistent with our previous observations. The overall rates of adverse events were similar to placebo (13.2% with respect to rimegepant compared to 10.5% with placebo).The efficacy and safety profile of rimegepant has now been observed across three randomized controlled trials to date. The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the FDA. We continue to advance the rimegepant Zydis ODT and tablet formulation development programs towards potential commercialization for the acute treatment of migraine.
Study 305
In November 2018, we initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75 mg to evaluate its efficacy and safety as a preventive therapy for migraine (“BHV3000-305” or “Study 305”). We anticipate receiving topline results in the first quarter of 2020.
Long-term Safety Study
In August 2017, we commenced a long-term safety study of rimegepant in patients with migraine. On December 10, 2018, we announced the results of an interim analysis from our ongoing long-term safety study (“BHV3000-201” or “Study 201”).
On May 8, 2019, we announced updated interim results from the long-term safety study. As of February 20, 2019 (the database cutoff date of the interim assessment), 105,192 doses of rimegepant 75 mg had been administered across 1,784 patients with migraine. As of February 20, 2019, approximately 527 patients have received near daily dosing (14 or more doses in 4 weeks) of rimegepant 75 mg to date for a duration ranging between 4 and 52 weeks. Interim hepatic data as of February 21, 2019 were reviewed by an external independent panel of liver experts who concluded that there was no liver safety signal detected through the data analysis cut-off date and, compared to placebo arms of other migraine treatments, there was a very low incidence of overall elevations of liver laboratory abnormalities (1% incidence of serum ALT or AST > 3x the upper limit of normal (“ULN”) through the data analysis cut-off date). Based on this interim analysis, there are indications that rimegepant may be safe and well tolerated with long-term dosing in patients with migraine.
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
Study 201 concluded during the third quarter of 2019 with additional data analyses submitted to the FDA in connection with the NDA submissions, including the required 120-day safety update. The final report is expected in the first quarter of 2020. Additionally, this program for the acute treatment of migraine will be supported by results of 20 Phase 1/2 trials.
Pediatric Study Plan
In November 2017, the FDA agreed to our initial acute treatment Pediatric Study Plan. In June 2019, the FDA provided agreement for the amended Pediatric Study Plan.
Trigeminal Neuralgia
In the second quarter of 2019, we initiated a Phase 2 proof of concept trial to evaluate the safety and efficacy of rimegepant in patients with treatment refractory trigeminal neuralgia. Trigeminal neuralgia is a chronic facial pain syndrome characterized by paroxysmal, severe, and lancinating episodes of pain in the distribution of one or more branches of the trigeminal nerve. The trigeminal nerve, or fifth cranial nerve, is the largest of the 12 cranial nerves and provides sensory innervation to the head and neck, as well as motor innervation to the muscles of mastication. These episodic bouts of severe facial pain can last seconds to minutes, occur several times per day, and often result in significant disability. Over the long- term course of the disease, symptoms often become refractory to medical therapy and current treatment options remain suboptimal.
International Health Authority Interactions
In February 2018, a request for scientific advice for rimegepant was submitted to the Committee for Medicinal Products for Human Use (“CHMP”), a committee of the European Medicines Agency (“EMA”), and feedback was received in June 2018. Based on this feedback, we believe we have several potential pathways to approval.
In January 2019, we and our wholly owned subsidiary, BioShin Consulting Services Company Ltd. (“BioShin”), a Shanghai based limited liability company, jointly announced that the National Medical Products Administration (“NMPA,” formerly, the China FDA) has accepted the investigational new drug (“IND”) application for rimegepant for the treatment of migraine. As previously announced, BioShin was established to develop and potentially commercialize our late-stage migraine and neurology portfolio in China and other Asia-Pacific markets. Following the results of Study 303, we submitted a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. The IND application for the Zydis ODT formulation of rimegepant was accepted by the NMPA in the fourth quarter of 2019.
Vazegepant
Administration of intranasal vazegepant in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. We advanced vazegepant into a Phase 2/3 trial to evaluate its efficacy for the acute treatment of migraine in the first quarter of 2019. We believe that intranasal vazegepant may provide an ultra-rapid onset of action that could be used in a complimentary fashion with other migraine treatments when the speed of onset is critical to a patient. In December 2019, we announced positive topline results from the Phase 2/3 trial. Vazegepant 10 and 20 mg was statistically superior to placebo on the co-primary endpoints of pain freedom and freedom from the MBS at two hours using a single dose. Additional results from this study are anticipated to be presented at upcoming scientific meetings in 2020, and a Phase 3 replicative study is planned for mid-2020.

Glutamate Platform
We are developing three product candidates that modulate the body’s glutamate system. Two of these product candidates, troriluzole (previously referred to as trigriluzole and BHV-4157) and BHV-0223, act as glutamate transporter modulators, while our product candidate BHV-5000 is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
Troriluzole
Ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been SCA. We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. A Phase 3 trial began enrollment in March 2019 to evaluate the efficacy of troriluzole in SCA. We believe that the non-statistically significant clinical observations from our first Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into a Phase 3 trial that could provide the data needed to serve as the basis for an NDA. We expect to complete enrollment in the Phase 3 trial of troriluzole in SCA in the first quarter of 2020.
Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. We expect to complete the enrollment of this trial in the first quarter of 2020.
In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease has advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In the fourth quarter of 2019, we completed enrollment in the study and announced that the study passed the interim futility analysis. In order to pass the interim futility analysis, troriluzole had to demonstrate numerically greater benefit over placebo on at least one of the two pre-specified criteria at 26 weeks: either (i) cognitive function as measured by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-cog”) or (ii) hippocampal volume as assessed by magnetic resonance imaging.
In February 2020 we reported negative topline results from our Phase 2/3 clinical trial evaluating troriluzole compared to placebo for the treatment of patients with GAD. This eight-week trial randomized 402 adult patients equally at more than 45 centers in the United States. In this trial, troriluzole monotherapy at 100mg twice daily did not differentiate from placebo on the primary endpoint of the mean change from baseline on the Hamilton Anxiety Rating Scale (HAM-A) after eight weeks of treatment. The efficacy results do not support continued development of troriliuzole as a monotherapy in GAD.
BHV-0223
We are developing BHV-0223 for the treatment of ALS. In January 2018, we announced positive results of a bioequivalence study with BHV-0223 and marketed riluzole, thus providing pivotal data that we believed was sufficient for the filing of an NDA with the FDA, allowing us to pursue the regulatory approval of BHV-0223 for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act. We submitted an NDA in September 2018, and the PDUFA date was in July 2019. In July 2019, we announced that we received a CRL from the FDA for the 505(b)2 application seeking approval for BHV-0223 (riluzole) for the treatment of ALS. The sole issue identified in the CRL relates to an FDA concern regarding the use of an active pharmaceutical ingredient (“API”) manufactured by Apotex Pharmachem India Private Limited (“Apotex”) and used in the drug product supplies for the bioequivalence study in 2017. In the CRL, the FDA stated that it provided recommendations to Apotex regarding the information needed to qualify previous API batches manufactured at Apotex during the time period in question. We have been subsequently informed by the manufacturer that the manufacturer had an exemption from the FDA to supply riluzole to the U.S. market during that time period. We have been in contact with the FDA’s Chemistry, Manufacturing, and Controls (“CMC”) group and Apotex to resolve the matter and we have already submitted additional information to the FDA regarding this issue. We note that the API for commercial supply of BHV-0223 is currently sourced from another supplier, with whom no CMC issues have been identified. The FDA did not cite any other concerns in their CRL regarding BHV-0223.
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

MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of neurodegenerative diseases. One target indication is MSA, a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. Verdiperstat has received orphan drug designation for the treatment of MSA from both the FDA and the European Medicines Agency. A Phase 3 trial began enrollment in July 2019 to evaluate the efficacy of verdiperstat in MSA. The China IND approval to join the Phase 3 clinical trial of verdiperstat for the treatment of MSA was obtained in the fourth quarter of 2019. Another potential target indication is ALS. In September 2019, we announced that verdiperstat was selected to be studied in the HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at MGH in collaboration with the Northeast ALS Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. We have entered into an exclusive license agreement with AstraZeneca for the product candidate. A Phase 2/3 clinical trial of verdiperstat is anticipated to begin in the second quarter of 2020.
Preclinical
In May 2019, we entered into an agreement with Fox Chase Chemical Diversity Center Inc. (“FCCDC”) for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by us. (See Note 13).
Financings and Other Recent Developments
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations primarily with proceeds from sales of equity, and other financing transactions. Subsequent to our initial public offering ("IPO"), we raised funds through sales of our equity, as well as through the sale of a revenue participation right related to future royalties.
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
In June 2018, we entered into a funding agreement ("Funding Agreement") to sell tiered, sales-based royalty rights on global net sales of the pharmaceutical products containing the compounds rimegepant or vazegepant and certain derivative compounds thereof ("Products") to RPI Finance Trust ("RPI"). We issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100.0 million in cash. Specifically, the participation rate commences at 2.1 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.5 percent on annual global net sales exceeding $1.5 billion.
Concurrently, we entered into a common stock purchase agreement with RPI, pursuant to which we issued and sold 1,111,111 common shares to RPI. RPI paid $45.00 per share, resulting in net proceeds of $49.9 million after deducting offering expenses of $0.1 million.
In December 2018, we closed on an underwritten public offering of 3,859,060 common shares, including the full exercise of the underwriters' option to purchase additional shares, at a price to the public of $37.25 per share. The aggregate net proceeds to us from the offering, after deducting the underwriting discounts and commissions and offering expenses payable, were approximately $143.8 million.
In June 2019, the Company issued and sold 6,976,745 common shares at a public offering price of $43.00 per share for net proceeds of approximately $281.1 million after deducting underwriting discounts and commissions of approximately $18.0 million and other offering expenses of approximately $0.9 million. In addition, in July 2019, the underwriters of the follow-on offering partially exercised their option to purchase additional shares, and the Company issued and sold 525,000 common shares for net proceeds of approximately $21.2 million after deducting underwriting discounts and commissions of approximately $1.4 million. Thus, the aggregate net proceeds to the Company from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $302.3 million.
In January 2020, the Company issued and sold 4,830,917 common shares at a public offering price of $51.75 per share for net proceeds of approximately $245.9 million after deducting underwriting discounts and commissions of approximately $3.6 million and other offering expenses of approximately $0.5 million. In addition, in February 2020, the underwriter of the follow-on offering exercised its option to purchase additional shares, and the Company issued and sold 724,637 common shares for net proceeds of approximately $37.0 million after deducting underwriting discounts and commissions of approximately $0.5 million. Thus, the aggregate net proceeds to the Company from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $282.8 million.
As of December 31, 2019, we had cash of $316.7 million, excluding restricted cash of $1.0 million. Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation. We believe that our cash as of December 31, 2019, the net proceeds received from the January 2020 offering, and our available issuance of additional Series A Preferred Shares under the Preferred Share Agreement will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue from product sales. If our development efforts for our product candidates are successful and result in regulatory approval or additional license agreements with third parties, we may generate revenue in the future from product sales.

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
•payments made in cash, equity securities or other forms of consideration under third-party licensing agreements; and
•payment for a FDA PRV to expedite the regulatory review of the NDA submission for the Zydis ODT formulation of rimegepant.
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
Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will remain significant over the next several years as we increase personnel costs conduct clinical trials and prepare regulatory filings for our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates.
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
General and Administrative Expenses
General and administrative expenses include salaries, benefits, travel expense and non-cash share-based compensation expense for personnel in executive, commercial, finance and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, accounting and audit services.
We anticipate that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development, and commercialization activities of our product candidates. We also continue to incur accounting, audit, legal, regulatory, compliance, public relations, director and insurance costs associated with being a public company. Additionally, as our product candidates progress to or obtain regulatory approval, we expect further increases in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.
Other Income (Expense)
Change in Fair Value of Derivative Liability
The fair value of the derivative liability recognized in connection with contingent payments under the Preferred Share Agreement is determined using the with-and-without valuation method. As inputs into the valuation, we considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative is recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss.
Non-Cash Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for the Funding Agreement with RPI as a liability financing, primarily because it has significant continuing involvement in generating the future revenue on which the royalties are based. The liability related to sale of future royalties and the related non-cash interest expense are measured based on the Company's current estimate of the timing and amount of expected future royalties expected to be paid over the estimated term of the Funding Agreement with RPI Trust using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, the Company recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. The Company’s estimate of the amount of expected future royalties to be paid considers the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing. Additionally, the transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Funding Agreement.
Loss from Equity Method Investment
From August 2016 through November 2018, we purchased shares of common stock in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”). As of December 31, 2019 and 2018, we owned approximately 42% of the outstanding shares of Kleo’s common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net, in our consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our consolidated balance sheet.
Change in Fair Value of Warrant Liability
In connection with entering into a credit agreement, we issued warrants to purchase common shares to two of our directors in connection with a guarantee of our obligations under the agreement. We previously classified the warrants as a liability on our consolidated balance sheet because each warrant represented a freestanding financial instrument that was not indexed to our shares. The warrant liability was initially recorded at fair value upon entering into the credit agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability was recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. On January 26, 2018, the anti-dilution price protection provisions contained within the warrants expired. Due to the expiration of these provisions, we discontinued classification of these warrants as a liability, and have accordingly reclassified them to additional paid-in capital within shareholders' equity. Both warrants were exercised in March 2019, and are no longer outstanding.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands ("BVI"), the Company is principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company's income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from its losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. We have historically outsourced all of the research and clinical development for its programs under a master services agreement with BPI. As a result of providing services under this agreement, BPI was profitable during the years ended December 31, 2019 and 2018, and BPI is subject to taxation in the United States.
As of December 31, 2019, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to the generation of tax credits in excess of forecasted taxes. The Company recorded an income tax provision during the year ended December 31, 2019 of $0.4 million which primarily represents certain state taxes for the period and federal taxes due to general business credit limitations.

Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
In thousands
Operating expenses:
Research and development	$344,673	$189,951	$154,722
General and administrative	134,449	34,603	99,846
Total operating expenses	479,122	224,554	254,568
Loss from operations	(479,122)	(224,554)	(254,568)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(12,711)	—	(12,711)
Non-cash interest expense on liability related to sale of future royalties	(26,580)	(11,726)	(14,854)
Change in fair value of warrant liability	—	(1,182)	1,182
Change in fair value of derivative liability	(3,875)	—	(3,875)
Loss from equity method investment	(6,076)	(2,808)	(3,268)
Other	(22)	(185)	163
Total other income (expense), net	(49,264)	(15,901)	(33,363)
Loss before provision for income taxes	(528,386)	(240,455)	(287,931)
Provision for income taxes	419	467	(48)
Net loss and comprehensive loss	(528,805)	(240,922)	(287,883)
Accretion of beneficial conversion feature on Series A preferred shares	—	—	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(528,805)	$(240,922)	$(287,883)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(10.91)	(6.15)	(4.76)
Weighted average common shares outstanding—basic and diluted	48,489,890	39,188,458

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
In thousands
Direct research and development expenses by program:
BHV-0223	$849	$6,134	$(5,285)
Troriluzole	37,812	13,222	24,590
Rimegepant:
Priority review voucher purchase	105,000	—	105,000
Program expenses	88,948	75,719	13,229
Vazegepant	44,821	11,241	33,580
BHV-5000	850	2,147	(1,297)
Verdiperstat	10,922	—	10,922
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	45,683	19,882	25,801
BMS Amendment upfront license payment	—	50,000	(50,000)
Preclinical research programs	6,193	—	6,193
Other	3,595	11,606	(8,011)
Total research and development expenses	$344,673	$189,951	$154,722
Research and development expenses including one-time regulatory and license fees were $344.7 million for the year ended December 31, 2019, compared to $190.0 million for the year ended December 31, 2018. The increase of $154.7 million was primarily due to:
•one-time $105.0 million payment for a PRV to expedite the regulatory review of the Zydis ODT version of rimegepant in the second quarter of 2019;
•filing fees of $7.6 million related to our NDA submissions to the FDA in the second quarter of 2019;
•expense for development milestone paid in the fourth quarter of 2019 to BMS of $7.5 million for rimegepant NDA submissions in the second quarter of 2019;
•increases in costs for rimegepant commercial drug supply and product validation batches of $12.7 million in 2019;
•increases in direct costs of $24.6 million for our troriluzole program, which include increases for our GAD, OCD, and Alzheimer’s Disease trials;
•increases in direct costs of $33.6 million for our vazegepant program, including expenses for development milestones payable to BMS of $10.0 million in 2019;
•increase of $6.2 million for our preclinical research programs mainly due to a $5.6 million non-cash research and development expense due to the issuance of common shares in the second quarter of 2019 relating to the collaborative discovery program with FCCDC; and
•increases in personnel costs of $25.8 million resulting from an increase of $17.9 million in non-cash share-based compensation in 2019 as a result of additional share-based compensation awards and hiring additional research and development personnel.
The increases in direct costs during the period were partially offset by the $50.0 million one-time upfront payment to BMS in the year ended December 31, 2018.
General and Administrative Expenses
General and administrative expenses were $134.4 million for the year ended December 31, 2019, compared to $34.6 million for the year ended December 31, 2018. The increase of $99.8 million was primarily due to preparation for rimegepant commercialization activities, including increases in personnel-related costs, including non-cash share-based compensation, due to the hiring of additional personnel, and professional and consulting fees supporting the potential commercial launch of rimegepant. Non-cash share-based compensation expense, included in personnel related costs, was $28.7 million for the year ended December 31, 2019, an increase of $20.1 million as compared to the same period in 2018.

Other Income (Expense), Net
Other income (expense), net was a net expense of $49.3 million for the year ended December 31, 2019, compared to net expense of $15.9 million for the year ended December 31, 2018. The increase of $33.4 million in net expense was primarily due to the change in fair value of derivative liability and the non-cash interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019, and an increase in the non-cash interest expense recognized on our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $0.4 million for the year ended December 31, 2019, compared to a provision for income taxes of $0.5 million for the year ended December 31, 2018. We recorded a tax provision for the year ended December 31, 2019 for the state income taxes of BPI’s profitable operations in the United States during that period and federal income taxes due to general business credit limitations.

Comparison of the Years Ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
In thousands
Operating expenses:
Research and development	$189,951	$89,441	$100,510
General and administrative	34,603	18,141	16,462
Total operating expenses	224,554	107,582	116,972
Loss from operations	(224,554)	(107,582)	(116,972)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	—	—	—
Non-cash interest expense on liability related to sale of future royalties	(11,726)	—	(11,726)
Change in fair value of warrant liability	(1,182)	(3,241)	2,059
Change in fair value of derivative liability	—	512	(512)
Change in fair value of contingent equity liability	—	(13,082)	13,082
Loss from equity method investment	(2,808)	(1,885)	(923)
Other	(185)	(906)	721
Total other income (expense), net	(15,901)	(18,602)	2,701
Loss before provision for income taxes	(240,455)	(126,184)	(114,271)
Provision for income taxes	467	1,006	(539)
Net loss and comprehensive loss	(240,922)	(127,190)	(113,732)
Accretion of beneficial conversion feature on Series A preferred shares	—	(12,006)	12,006
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(240,922)	$(139,196)	$(101,726)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(6.15)	$(5.00)	$(1.15)
Weighted average common shares outstanding—basic and diluted	39,188,458	27,845,576

Research and Development Expenses

	Year Ended December 31,
	2018	2017	Change
In thousands
Direct research and development expenses by program:
BHV-0223	$6,134	$3,950	$2,184
Trigriluzole	13,222	13,139	83
Rimegepant	75,719	48,122	27,597
Vazegepant	11,241	5,728	5,513
BHV-5000	2,147	1,918	229
Verdiperstat	—	—	—
Unallocated research and development costs:
Personnel related (including share-based compensation)	19,882	14,304	5,578
BMS Amendment upfront license payment	50,000	—	50,000
Preclinical research programs	—	—	—
Other	11,606	2,280	9,326
Total research and development expenses	$189,951	$89,441	$100,510
Research and development expenses were $190.0 million for the year ended December 31, 2018, compared to $89.4 million for the year ended December 31, 2017. The increase of $100.5 million was primarily due to an increase of $50.0 million due to the BMS Amendment upfront payment, $27.6 million in direct costs for our rimegepant program, $5.6 million in personnel costs, $5.5 million in direct costs for our vazegepant program, $2.2 million in direct costs for our BHV-0223 program and $9.3 million in unallocated external costs.
The increases in direct costs for our rimegepant and BHV-0223 programs were primarily due to an increase in the number of clinical trials during the year ended December 31, 2018. The increase in costs for vazegepant was primarily a result of further clinical development and advancement of the programs compared to the prior period.
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
In June 2018, we entered into the Funding Agreement to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or vazegepant and Products to RPI. We issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100.0 million in cash. Specifically, the participation rate commences at 2.10 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.50 percent on annual global net sales exceeding $1.5 billion.
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
In January 2020, the Company issued and sold 4,830,917 common shares at a public offering price of $51.75 per share for net proceeds of approximately $245.9 million after deducting underwriting discounts and commissions of approximately $3.6 million and other offering expenses of approximately $0.5 million. In addition, in February 2020, the underwriter of the follow-on offering exercised its option to purchase additional shares, and the Company issued and sold 724,637 common shares for net proceeds of approximately $37.0 million after deducting underwriting discounts and commissions of approximately $0.5 million. Thus, the aggregate net proceeds to the Company from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $282.8 million.

As of December 31, 2019, we had cash of $316.7 million, excluding restricted cash of $1.0 million. Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(377,331)	$(197,141)	$(94,815)
Net cash used in investing activities	(3,784)	(10,540)	(7,168)
Net cash provided by financing activities	434,593	340,462	209,759
Net increase in cash and restricted cash	$53,478	$132,781	$107,776
Operating Activities
During the year ended December 31, 2019, operating activities used $377.3 million of cash, an increase of $180.2 million as compared to the year ended December 31, 2018. The increase in cash usage was primarily due to the $105 million PRV payment, and increases in cash paid for clinical trials, commercial supply and other commercialization activities, personnel, professional fees and other infrastructure costs, partially offset by the one-time $50 million upfront payment under the BMS Amendment made in 2018.
During the year ended December 31, 2018, operating activities used $197.1 million of cash resulting primarily from the $50.0 million upfront payment under the BMS Amendment, and increases in cash paid for clinical trials, including increases in upfront payments to CROs related to our rimegepant clinical trials, personnel, professional fees and other infrastructure costs.
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
Investing Activities
During the year ended December 31, 2019, we used $3.8 million of cash in investing activities, a decrease of $6.8 million as compared to the year ended December 31, 2018.  The decrease was primarily due to a reduction in the amount invested in Kleo during the year ended December 31, 2019, as compared to the same period in 2018.
During the year ended December 31, 2018, we used $10.5 million of cash in investing activities, primarily consisting of an increase in the amount invested for building improvements, and the purchase of our headquarters for $2.7 million, during the year ended December 31, 2018, as compared to the year ended December 31, 2017. In November 2018 we purchased 1,420,818 shares of Kleo's preferred stock for cash consideration of $5.0 million. As of December 31, 2019 and 2018 our ownership in the outstanding stock of Kleo was approximately 42%.
During the year ended December 31, 2017, we used $7.2 million of cash in investing activities, primarily consisting of $6.6 million of our purchases of 6,674,543 shares of Kleo common stock, and $0.5 million of our purchases of property and equipment.
Financing Activities
During the year ended December 31, 2019, net cash provided by financing activities was $434.6 million, an increase of $94.1 million compared to the year ended December 31, 2018. The increase was primarily due to $302.3 million in net proceeds received from the June 2019 follow-on issuance of common shares.
During the year ended December 31, 2018, net cash provided by financing activities was $340.5 million, primarily due to an increase in funds raised through equity offerings and sales of future royalties, proceeds from the exercise of stock options, and a decrease in the amount of offering costs paid in the year ended December 31, 2018, as compared to the year ended December 31, 2017.

During the year ended December 31, 2017, net cash provided by financing activities was $209.8 million, primarily consisting of net proceeds of $176.1 million from our issuance of common shares in our IPO and $38.6 million from our issuance of Series A preferred shares, partially offset by our repayment of notes payable of $5.0 million in connection with the Wells Fargo credit agreement.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, clinical trials and potential commercialization of our product candidates, including rimegepant. Our costs will also increase as we:
•fund the planned U.S. commercial launch of rimegepant (if approved by the FDA) and other product candidates, including commercial infrastructure, marketing and distribution costs;
•advance and expand the development of our CGRP and glutamate modulation platform product candidates and continue development of our MPO platform;
•continue to advance our strategy for commercialization of rimegepant for the acute treatment of migraine;
•continue to evaluate rimegepant as a preventive therapy for migraine and our ongoing Phase 2 proof of concept trial to evaluate the safety and efficacy of rimegepant in patients with treatment refractory trigeminal neuralgia;
•complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA and our ongoing Phase 2/3 trials of troriluzole in OCD, and Alzheimer’s disease and, complete our ongoing Phase 3 randomized controlled trial to assess the efficacy of troriluzole in SCA;
•conduct support activities for future clinical trials of BHV-5000;
•complete the Phase 3 replicative clinical trial of vazegepant planned for mid-2020 and related support activities;
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
We expect that our existing cash, including net proceeds received from the January 2020 offering, and our available issuance of additional Series A Preferred Shares under the Preferred Share Agreement will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements for at least the next 12 months.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Commercial commitments(1)	$36,243	$18,239	$18,004	$—	$—
Research commitments(2)	14,672	13,829	843	—	—
Lease commitments(3)	9,772	2,887	4,232	1,493	1,160
Total	$60,687	$34,955	$23,079	$1,493	$1,160

(1) Amounts in the table represent commitments related to inventory and other commitments to prepare for a commercial launch of rimegepant, and license fees for software used by the commercial organization.
(2) Amounts in the table reflect commitments for costs associated with external CROs and CMOs engaged to conduct clinical development activities and clinical trials as well as to manufacture clinical trial materials.
(3) Amounts in the table reflect our future minimum lease payments under our leases for our Yardley office, including committed leasehold improvements, and approximately 15% of our expected commercial fleet. We expect the remaining commitments for our commercial fleet leases to occur in 2020.
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
In April 2019, we issued the Series A Preferred Shares for the aggregate original purchase price of $125 million. The holders of the Company's outstanding Series A Preferred Shares will have the right to require redemption of the shares in certain circumstances.
If the FDA approves rimegepant in the first quarter of 2020, starting in the first quarter of 2021 the Company will be obligated to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments through December 31, 2024. If a Change of Control (as defined in the Company's memorandum and article of association) occurs prior to the first quarter of 2021 and the Series A Preferred Shares have not previously been redeemed, the Company must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control or in equal quarterly installments following the closing of the Change of Control through December 31, 2024.
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
Under our license agreement with BMS, we are obligated to make additional development milestone payments of up to $122.5 million for rimegepant or a derivative thereof and up to $74.5 million for other covered product candidates, as well as up to $150.0 million in commercial milestone payments for each licensed product and tiered royalties based on net sales of licensed products under the agreement at percentages in the low to mid-teens. As of December 31, 2019, we have paid $7.5 million in development milestones to BMS under the license agreement. If the FDA approves the rimegepant ODT NDA in connection with the PDUFA in the first quarter of 2020, we expect to pay BMS an additional $12.0 million in development milestones, currently accrued as of December 31, 2019, in 2020.
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
Under our agreement with ALS Biopharma, LLC ("ALS Biopharma") and FCCDC, we are obligated to pay $3.0 million upon the achievement of a specified regulatory milestone with respect to the first licensed product and $1.0 million upon the achievement of a specified regulatory milestone with respect to subsequent products, as well as royalties based on net sales of products licensed under the agreement at a low single-digit percentage.
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
Valuation of Derivative Liability
The fair value of the derivative liability recognized in connection with contingent payments under the Preferred Share Agreement is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability is determined using the with-and-without valuation method. As inputs into the valuation, we considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative is recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss. If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.
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
We utilized the Black-Scholes option pricing model to value the warrant liability. The Black-Scholes option pricing model incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the number of shares for which the warrants will be exercisable, the fair value per share of the underlying common shares issuable upon exercise of the warrants, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares. The fair value per share of the common shares was based on the closing trading price of the shares on January 26, 2018, the day of expiration, and the increase in the fair value of the common shares during the time period from December 31, 2017 to expiration is the primary reason for the increase in the fair value of the warrant liability during the same period. We were a private company prior to the IPO in May 2017 and therefore lacked company-specific historical and implied volatility information of our shares. Therefore, we estimated the expected share volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% expected dividend yield based on the fact that we have never paid or declared dividends and do not intend to do so in the foreseeable future.
Equity method investment, including related impairment
An assessment of whether or not we have the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of December 31, 2019 and December 31, 2018, and will be performed as of each subsequent reporting date. After each of these assessments, we concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct its research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, we concluded that our investment in Kleo should be accounted for under the equity method.  Changes related to this assessment could have a material impact on our financial statements.
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
Non-Cash Interest Expense and Liability Related to Sale of Future Royalties
We have accounted for the Funding Agreement with RPI as a liability financing, primarily because it has significant continuing involvement in generating the future revenue on which the royalties are based (see Note 8). The liability related to sale of future royalties and the related non-cash interest expense are measured based on the Company's current estimate of the timing and amount of expected future royalties expected to be paid over the estimated term of the Funding Agreement with RPI Trust using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, the Company recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. The Company’s estimate of the amount of expected future royalties to be paid considers the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing. Additionally, the transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Funding Agreement.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks
Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. In August 2017, we repaid all outstanding amounts under the Credit Agreement and, as a result, we no longer have any exposure to interest rate risk related to indebtedness as of December 31, 2019. As of December 31, 2019 and 2018, we had cash of $316.7 million and $264.2 million, respectively. As of December 31, 2019, we held our cash in non-interest-bearing money market accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates.
Prior to the completion of our IPO in May 2017, we adopted an investment policy related to the use of the net proceeds from the sale of our common shares in our IPO, pursuant to which we hold such net proceeds in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations.
We do not engage in any hedging activities against changes in interest rates or any other market risks. We do not have material foreign currency or any derivative financial instruments.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2020 Annual Meeting of Shareholders (the "2020 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our 2020 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Delinquent Section 16(a) Reports."
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2020 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2020 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2020 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2020 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

2.4
PRV Transfer Agreement, by and Between the Registrant and GW Research, LTD, dated as of March 15, 2019 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on March 18, 2019).

3.1
Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on April 8, 2019).

4.1
Investors' Rights Agreement, dated as of October 31, 2016, by and among the Registrant and certain of its shareholders (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).

4.2
Warrant, dated August 15, 2015, issued to ALS Biopharma, LLC (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).

4.3		Description of Biohaven's Securities Registered under Section 12 of the Exchange Act.
10.1	#
License Agreement, by and between the registrant and Bristol-Myers Squibb Company, dated as of July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).

10.2	#
Amendment to License Agreement, by and between the Registrant and Bristol-Myers Squibb Company, dated as of March 9, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38080) filed with the Securities and Exchange Commission on March 14, 2018).

10.3	#
ALS Biopharma Agreement, by and among the registrant, ALS Biopharma, LLC and Fox Chase Chemical Diversity Center Inc., dated as of August 10, 2015, as amended to date (incorporated by reference to Exhibit 10.2 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).

10.4
Amendment and Assignment, by and among the Registrant, ALS Biopharma, LLC, Fox Chase Chemical Diversity Center and Biohaven Therapeutics Ltd, dated as of May 29, 2019 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-3 (File No. 333-232167) filed with the Securities and Exchange Commission on June 17, 2019).

Exhibit Number*		Description of Document
10.5	#
License Agreement, by and between the registrant and AstraZeneca AB, dated as of October 5, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).

10.6	#
License Agreement, by and between the Registrant and AstraZeneca AB, dated as of September 4, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38080) filed with the Securities and Exchange Commission on November 14, 2018).

10.7	#
Amended and Restated Agreement, by and between the Registrant and Yale University, dated as of May 6, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-3 (File No. 333-232167) filed with the Securities and Exchange Commission on June 17, 2019).

10.8	#
Zydis® Development and License Agreement, by and between the registrant and Catalent U.K. Swindon Zydis Limited, dated as of March 9, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).

10.9	#
Exclusive Patent License Agreement, by and between the registrant and The General Hospital Corporation d/b/a Massachusetts General Hospital, dated as of September 13, 2014 (incorporated by reference to Exhibit 10.6 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).

10.1	#
Exclusive License Agreement, by and between the registrant and Rutgers, the State University of New Jersey, dated as of June 15, 2016 (incorporated by reference to Exhibit 10.7 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).

10.1	#
Funding Agreement, by and between the Registrant and RPI Finance Trust, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-3808) filed with the Securities and Exchange Commission on June 25, 2018).

10.1
Common Stock Purchase Agreement, by and between the Registrant and RPI Finance Trust, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on June 25, 2018).

10.1
Series A Preferred Share Purchase Agreement, by and between the Registrant and RPI Finance Trust dated as of March 18, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38080) filed with the Securities and Exchange Commission on May 8, 2019).

10.1	+
2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).

10.15	+
Form of Share Option Agreement under 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).

10.16	+
2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-218193) filed with the Securities and Exchange Commission on May 23, 2017).

10.17	+
Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).

10.18	+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).

10.19	+
2017 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (File No. 333-218193) filed with the Securities and Exchange Commission on May 23, 2017).

10.20	+
Form of Indemnification Agreement with non-employee directors (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on May 1, 2017).

Exhibit Number*		Description of Document
10.21	+
Employment Agreement dated October 1, 2015 by and between Biohaven Pharmaceutical Holding Company Ltd. and Vlad Coric (incorporated by reference to Exhibit 10.19 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on May 1, 2017)).).

10.22	+
Employment Agreement dated May 9, 2017 by and between Biohaven Pharmaceuticals, Inc. and Vlad Coric (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-224123) filed with the Securities and Exchange Commission on April 3, 2018).

10.23	+
Employment Agreement dated May 2, 2016 by and between Biohaven Pharmaceutical Holding Company Ltd. and James Engelhart (incorporated by reference to Exhibit 10.21 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on May 1, 2017)).).

10.24	+
Employment Agreement dated May 5, 2017 by and between Biohaven Pharmaceuticals, Inc. and James Engelhart (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-224123) filed with the Securities and Exchange Commission on April 3, 2018).

10.25	+	Employment Agreement dated March 30, 2019 by and between Biohaven Pharmaceuticals, Inc. and William Jones, Jr.
10.26	+	Employment Agreement dated February 1, 2014 by and between Biohaven Pharmaceuticals, Inc. and Kimberly A. Gentile.
10.27	+	Offer Letter dated April 5, 2017 by and between Biohaven Pharmaceuticals, Inc. and Elyse Stock.
10.28	#	Zydis Commercial Supply Agreement, dated as of June 29, 2018, by and between Biohaven Pharmaceuticals, Inc. and Catalent U.K. Swindon Zydis Limited.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (contained on signature page hereto).
31.1		Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	@	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101		The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Convertible Preferred Shares and Shareholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Cover Page, tagged as blocks of text.
104		The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).
_______________________________________________________________________________
# Portions of this exhibit (indicated by asterisks) have been omitted as such information is (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
Date: February 25, 2020	By:	/s/ VLAD CORIC, M.D. Vlad Coric, M.D. Chief Executive Officer (On behalf of the Registrant and as the Principal Executive Officer)
	By:	/s/ JIM ENGELHART Jim Engelhart Chief Financial Officer (Principal Financial Officer)
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

Signature	Title	Date

/s/ VLAD CORIC, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2020
Vlad Coric, M.D.
/s/ JAMES ENGELHART	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2020
James Engelhart
/s/ DECLAN DOOGAN, M.D.	Director	February 25, 2020
Declan Doogan, M.D.
/s/ GREGORY H. BAILEY, M.D.	Director	February 25, 2020
Gregory H. Bailey, M.D.
/s/ JOHN W. CHILDS	Director	February 25, 2020
John W. Childs
/s/ JULIA P. GREGORY	Director	February 25, 2020
Julia P. Gregory
/s/ MICHAEL HEFFERNAN	Director	February 25, 2020
Michael Hefferenan

Biohaven Pharmaceutical Holding Company Ltd.
Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Biohaven Pharmaceutical Holding Company Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Biohaven Pharmaceutical Holding Company Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of convertible preferred shares and shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Non-Cash Interest Expense and Liability Related to Sale of Future Royalties

As described in Notes 2 and 8 to the consolidated financial statements, the liability related to the sale of future royalties and the related non-cash interest expense are measured based on management’s current estimate of the timing and amount of expected future royalties expected to be paid over the estimated term of the Funding Agreement with RPI Finance Trust using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in the recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, management assesses the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, management recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. Management’s estimate of the amount of expected future royalties to be paid considers the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing. The Company recognized non-cash interest expense on the liability related to the sale of future royalties of $26.6 million for the year ended December 31, 2019 and the liability related to the sale of future royalties, net was $144.1 million as of December 31, 2019.

The principal considerations for our determination that performing procedures relating to the non-cash interest expense and the liability related to sale of future royalties is a critical audit matter are there was significant judgment by management when developing the estimate of the timing and amount of future royalties to be paid and the implied effective interest rate in the arrangement. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s estimate of the expected future royalties to be paid and the implied effective interest rate, including significant assumptions of the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s process for estimating the non-cash interest expense and liability related to sale of future royalties, including controls over the development of the estimated amount of expected future royalties to be paid and the implied effective interest rate. These procedures also included, among others (i) testing management’s process for estimating the non-cash interest expense and liability related to sale of future royalties, (ii) evaluating the reasonableness of significant assumptions used by management when developing the estimate of expected future royalties to be paid, including the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing, and (iii) evaluating the appropriateness of management’s method used to estimate the implied effective interest rate and the resulting non-cash interest expense and liability recognized. Evaluating the reasonableness of management’s assumptions related to the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing involved evaluating whether the assumptions used by management were reasonable considering (i) relevant industry forecasts and macroeconomic conditions, (ii) consistency with external market, research and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 25, 2020
We have served as the Company’s auditor since 2017.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$316,727	$264,249
Prepaid expenses and other current assets (Note 4)	11,554	8,090
Total current assets	328,281	272,339
Property and equipment, net (Note 6)	8,152	6,248
Equity method investment (Note 5)	5,338	11,414
Other assets	2,493	11
Total assets	344,264	$290,012
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	14,071	10,752
Accrued expenses (Note 7)	52,102	8,782
Total current liabilities	66,173	19,534
Liability related to sale of future royalties, net (Note 8)	144,111	117,515
Mandatorily redeemable preferred shares, net (Note 9)	103,646	—
Derivative liability (Note 9)	37,690	—
Other long-term liabilities	68	2,043
Total liabilities	351,688	139,092
Commitments and contingencies (Note 16)
Shareholders' equity:
Common shares, no par value; 200,000,000 shares authorized as of December 31, 2019 and 2018; 52,385,283 and 44,197,549 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	881,426	554,384
Additional paid-in capital	83,523	40,104
Accumulated deficit	(972,373)	(443,568)
Total shareholders' equity	(7,424)	150,920
Total liabilities and shareholders' equity	$344,264	$290,012

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$344,673	$189,951	$89,441
General and administrative	134,449	34,603	18,141
Total operating expenses	479,122	224,554	107,582
Loss from operations	(479,122)	(224,554)	(107,582)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(12,711)	—	—
Non-cash interest expense on liability related to sale of future royalties	(26,580)	(11,726)	—
Change in fair value of warrant liability	—	(1,182)	(3,241)
Change in fair value of derivative liability	(3,875)	—	512
Change in fair value of contingent equity liability	—	—	(13,082)
Loss from equity method investment	(6,076)	(2,808)	(1,885)
Other	(22)	(185)	(906)
Total other income (expense), net	(49,264)	(15,901)	(18,602)
Loss before provision for income taxes	(528,386)	(240,455)	(126,184)
Provision for income taxes	419	467	1,006
Net loss and comprehensive loss	(528,805)	(240,922)	(127,190)
Accretion of beneficial conversion feature on Series A preferred shares	—	—	(12,006)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(528,805)	$(240,922)	$(139,196)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(10.91)	$(6.15)	$(5.00)
Weighted average common shares outstanding—basic and diluted	48,489,890	39,188,458	27,845,576

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED SHARES AND
SHAREHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share and per share amounts)

	Series A Convertible Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2016	4,948,369	$43,270	13,088,500	$19,944	$10,479	$(75,456)	$(45,033)
Issuance of Series A convertible preferred shares, net of offering costs of $1,334	4,305,182	38,666	—	—	—	—	—
Issuance of Series A convertible preferred shares as payment of offering costs	105,009	—	—	—	—	—	—
Beneficial conversion feature on Series A convertible preferred shares	—	(12,006)	—	—	12,006	—	12,006
Accretion of beneficial conversion feature on Series A convertible preferred shares	—	12,006	—	—	(12,006)	—	(12,006)
Issuance of common shares as payment for equity investment (Note 5)	—	—	32,500	352	—	—	352
Conversion of Series A convertible preferred shares to common shares	(9,358,560)	(81,936)	9,358,560	81,936	—	—	81,936
Issuance of common shares in settlement of contingent equity liability	—	—	1,883,523	32,020	—	—	32,020
Issuance of common shares upon completion of initial public offering, net of offering costs	—	—	11,385,000	176,128	—	—	176,128
Issuance of common share warrant as consideration for services	—	—	—	—	93	—	93
Exercise of stock options	—	—	309,665	681	(255)	—	426
Non-cash share-based compensation expense	—	—	—	—	13,239	—	13,239
Net loss	—	—	—	—	—	(127,190)	(127,190)
Balances as of December 31, 2017	—	$—	36,057,748	$311,061	$23,556	$(202,646)	$131,971
Issuance of common shares as payment for license agreement	—	—	109,523	4,080	—	—	4,080
Issuance of common shares upon completion of equity offerings, net of offering costs	—	—	6,970,171	230,339	—	—	230,339
Exercise of ALS Biopharma warrants, net settlement of shares	—	—	489,359	—	—	—	—
Reclassification of warrant liability to equity	—	—	—	—	5,203	—	5,203
Exercise of stock options	—	—	570,748	8,904	(5,580)	—	3,324
Non-cash share-based compensation expense	—	—	—	—	16,925	—	16,925
Net loss	—	—	—	—	—	(240,922)	(240,922)
Balances as of December 31, 2018	—	$—	44,197,549	$554,384	$40,104	$(443,568)	$150,920
Issuance of common shares upon completion of equity offering, net of offering costs	—	—	7,501,745	302,321	—	—	302,321
Exercise of related party warrants	—	—	215,000	7,201	(5,203)	—	1,998
Issuance of common shares as payment for TDP-43 asset	—	—	100,000	5,646	—	—	5,646
Issuance of common stock under equity incentive plan	—	—	370,989	11,874	(6,350)	—	5,524
Non-cash share-based compensation expense	—	—	—	—	54,972	—	54,972
Net loss	—	—	—	—	—	(528,805)	(528,805)
Balances as of December 31, 2019	—	$—	52,385,283	$881,426	$83,523	$(972,373)	$(7,424)
The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(528,805)	$(240,922)	$(127,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	54,972	16,925	13,239
Non-cash interest expense on mandatorily redeemable preferred shares	12,711	—	—
Non-cash interest expense on liability related to sale of future royalties	26,580	11,726	—
Non-cash interest expense	—	—	784
Non-cash issuance of common shares as payment for license agreement	5,646	4,080	—
Change in fair value of derivative liability	3,875	—	(512)
Change in fair value of warrant liability	—	1,182	3,241
Change in fair value of contingent equity liability	—	—	13,082
Loss from equity method investment	6,076	2,808	1,885
Deferred tax assets	—	—	9
Other non-cash items	646	269	64
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,464)	(2,893)	(4,730)
Other assets	(232)	21	(32)
Accounts payable	3,319	5,390	3,975
Accrued expenses	43,320	3,697	1,341
Other long-term liabilities	(1,975)	576	29
Net cash used in operating activities	$(377,331)	$(197,141)	$(94,815)
Cash flows from investing activities:
Purchases of property and equipment	(2,534)	(4,165)	(541)
Purchase of equity method investment	—	(6,375)	(6,627)
Payments for leasehold improvements	(1,250)	—	—
Net cash used in investing activities	$(3,784)	$(10,540)	$(7,168)
Cash flows from financing activities:
Proceeds from issuance of common shares	303,221	190,125	179,996
Proceeds from sale of future royalties	—	106,047	—
Proceeds from issuance of common stock related to sale of future royalties	—	43,953	—
Proceeds from issuance of mandatorily redeemable preferred shares	125,000	—	40,000
Proceeds from exercise of warrants	1,998	—	—
Payments of related party notes payable	—	—	(595)
Repayment of notes payable	—	—	(5,000)
Payments of issuance costs	(1,150)	(2,987)	(5,068)
Proceeds from exercise of stock options	5,524	3,324	426
Net cash provided by financing activities	$434,593	$340,462	$209,759
Net increase in cash and restricted cash	53,478	132,781	107,776
Cash and restricted cash at beginning of period	264,249	131,468	23,692
Cash and restricted cash at end of period	$317,727	$264,249	$131,468
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$122
Cash paid for income taxes	$823	$333	$1,049
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,018	$—
Beneficial conversion feature on Series A preferred shares	$—	$—	$12,006
Accretion of beneficial conversion feature on Series A preferred shares	$—	$—	$12,006
Issuance of Series A preferred shares as payment of offering costs	$—	$—	$1,242
Issuance of common shares as payment of equity investment	$—	$—	$352
Purchases of property and equipment under financing lease	$—	$—	$1,787
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
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute and preventative treatment of migraine. During the second quarter of 2019, we submitted new drug applications ("NDAs") for the acute treatment of migraine to the United States Food and Drug Administration ("FDA") for the Zydis ODT and tablet formulations of rimegepant. The NDA submission of the Zydis ODT formulation of rimegepant was submitted using a FDA priority review voucher, purchased in March 2019, providing for an expedited 6-month review.
During the third quarter of 2019, we received communication from the FDA that our Zydis ODT and tablet formulation of rimegepant NDA submissions were accepted and we were given a Prescription Drug User Fee Act ("PDUFA") date in the first quarter of 2020 for our Zydis ODT submission. In December 2019, we also received a late-cycle communication update from the FDA in which no major issues were identified by the FDA. All comments from the FDA are preliminary and do not reflect a final decision on the review or approval of our NDA.
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
Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements and public offerings, as well as through the sale of a revenue participation right related to potential future royalties. The Company has incurred recurring losses since its inception, had an accumulated deficit as of December 31, 2019, and expects to continue to generate operating losses during the commercial launch of rimegepant. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
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
In January 2020, the Company issued and sold 4,830,917 common shares at a public offering price of $51.75 per share for net proceeds of approximately $245,877 after deducting underwriting discounts and commissions of approximately $3,623 and other offering expenses of approximately $500. In addition, in February 2020, the underwriter of the January follow-on offering exercised its option to purchase additional shares, and the Company issued and sold 724,637 common shares for net proceeds of approximately $36,956 after deducting underwriting discounts and commissions of approximately $543. Thus, the aggregate net proceeds to the Company from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $282,833.
Through the date of the issuance of this Form 10-K, the Company has funded its operations primarily with proceeds from sales of preferred and common shares. The Company has incurred recurring losses since its inception, including net losses of

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation (Continued)
$528,805, $240,922, and $127,190 during the years ended December 31, 2019, 2018 and 2017, respectively, and had an accumulated deficit of $972,373 as of December 31, 2019. As a result of the Company’s commercial launch of rimegepant (if approved), the continued development of its product candidates, and other strategic investments, the Company expects to continue to generate operating losses for the foreseeable future. As of February 25, 2020, the issuance date of these consolidated financial statements, the Company expects that its cash as of December 31, 2019, along with the net proceeds received from the January 2020 offering, will be sufficient to fund its current forecast for operating expenses, planned commercialization of rimegepant (if approved), financial commitments and other cash requirements into the first quarter of 2021. The Company will need to raise additional capital until it is profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, the Company will be required to delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund its operating costs and working capital needs for at least one year from the date of the issuance of these financial statements.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of equity incentive awards, warrants, the fair value of derivative instruments, contingent equity instruments, non-cash interest related to the mandatorily redeemable preferred shares and non-cash interest expense on liability related to sale of future royalties. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Restricted Cash
Restricted cash included in other assets in the consolidated balance sheets represents collateral held by a bank for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania. See Note 16 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease. The following represents a reconciliation of cash in the consolidated balance sheets to total cash and restricted cash in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
Cash	$316,727	$264,249
Restricted cash (included in other assets)	1,000	0
Total cash and restricted cash in the statement of cash flows	$317,727	$264,249

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
An assessment of whether or not we have the power to direct activities that most significantly impact Kleo Pharmaceuticals, Inc. ("Kleo") economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of December 31, 2019 and December 31, 2018, and will be performed as of each subsequent reporting date. After each of these assessments, we concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct its research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, we concluded that our investment in Kleo should be accounted for under the equity method.  Changes related to this assessment could have a material impact on our financial statements.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. As of December 31, 2019 and December 31, 2018, the Company's property and equipment consisted of an office building, office equipment and computer equipment.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)
The Company's warrant liability was, and derivative liability is carried at fair value, based upon Level 3 inputs described above (see Note 3). The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Leases
Effective January 1, 2019, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based on market sources including interest rates for companies with similar credit quality for agreements of similar duration, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense is recognized on a straight-line basis over the term of the short-term lease.
For real estate leases, the Company elected to separately account for lease components and non-lease components. In addition, payments made by the Company for improvements to the underlying asset, if the payment relates to an asset of the lessor, are recorded as prepaid rent within other assets of the consolidated balance sheets and expensed as part of the amortization of the right-of-use asset. As of December 31, 2019, the Company had prepaid rent of $1,250 included in other assets in the consolidated financial statements, which consists of leasehold improvements related to leased office space in Yardley, Pennsylvania. As of December 31, 2019, the Company had restricted cash of $1,000 included in other assets in the consolidated financial statements, which represents collateral held by a bank for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania. The restricted cash is invested in a non-interest bearing account. See Note 16 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease.
Segment Information
The Company manages its operations as a single segment, the development of therapies targeting neurological diseases, for the purposes of assessing performance and making operating decisions. Materially all of the Company's tangible assets are held in the United States.
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
Non-Cash Interest Expense and Liability Related to Sale of Future Royalties
The Company accounted for the Funding Agreement with RPI Finance Trust ("RPI") as a liability financing, primarily because it has significant continuing involvement in generating the future revenue on which the royalties are based (see Note 8). The liability related to sale of future royalties and the related non-cash interest expense are measured based on the Company's current estimate of the timing and amount of expected future royalties expected to be paid over the estimated term of the Funding Agreement with RPI Trust using a discounted cash flow model. The liability is amortized using the effective interest

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)
rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, the Company recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. The Company’s estimate of the amount of expected future royalties to be paid considers the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing. Additionally, the transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Funding Agreement.

Non-Cash Interest Expense on Mandatorily Redeemable Preferred Shares
The Company accounted for the Series A preferred shares (the "Series A Preferred Shares") sold to RPI as a liability financing because, under all redemption circumstances as defined in the Series A Preferred Shares agreement (the "Preferred Share Agreement"), the Series A Preferred Shares are required to be redeemed by December 31, 2024 (see Note 9). The mandatorily redeemable preferred shares liability was initially measured at fair value as of the transaction date, and will be amortized under the effective interest method. Accordingly, the Company is recognizing non-cash interest expense on the mandatorily redeemable preferred shares until December 31, 2024. The transaction costs associated with the mandatorily redeemable preferred shares liability will also be amortized to non-cash interest expense on mandatorily redeemable preferred shares until termination of the liability.
Derivative Liability
Certain scenarios as described in the Preferred Share Agreement were determined by the Company to result in a derivative liability (see Note 9). The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement. As inputs into the valuation, the Company considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative was recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss (see Note 3 for details on the fair value measurement). If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.
Non-Cash Share-Based Compensation
The Company measures stock options and restricted share unit awards granted to employees, non-employees, and directors based on the fair value on the date of the grant and recognizes non-cash compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues stock options with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company also issues, from time to time, stock options with performance-based vesting conditions and records the expense for these awards when the Company concludes that it is probable that the performance condition will be achieved.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In July of 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), both of which clarified and enhanced the certain amendments made in ASU 2016-02 and were adopted by the Company in conjunction with ASU 2016-02. The adoption required a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company has elected to adopt the standard using the effective date, January 1, 2019, as its date of initial application. Consequently, financial information was not updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Given that the Company had no material outstanding leases as of the date of the adoption, the adoption of ASU 2016-02 did not have a material impact on the Company's financial position or results of operations.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, a new standard on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement (CCA) that aligns the requirements for capitalizing implementation costs in a CCA service contract with existing internal-use software guidance. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and can be adopted prospectively or retrospectively. We adopted the new standard on January 1, 2020 on a prospective basis and are continuing to establish new processes and internal controls that may be required to comply with the new cloud computing standard. We do not expect the adoption of this standard to have a significant impact on our financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020 for the Company. Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of the amendments on our consolidated financial statement disclosures. Since the amendments impact only disclosure requirements, we do not expect the amendments to have an impact on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new standard addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for annual

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)
and interim periods beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. We are currently assessing the impact of this standard on our financial condition and results of operations.
3. Fair Value of Financial Assets and Liabilities
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis on the consolidated balance sheet at December 31, 2019 and indicates the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurement as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$37,690	$37,690
	$—	$—	$37,690	$37,690
The Company held no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2018.
The following table provides a roll forward of the aggregate fair values of the Company's warrant liability and derivative liability at December 31, 2019 and 2018 for which fair value is determined by Level 3 inputs:

	Warrant Liability	Derivative Liability
December 31, 2017	$4,021	$—
Change in fair value	1,182	—
Reclassification to equity	(5,203)	—
December 31, 2018	—	—
Transaction date balance	—	33,815
Change in fair value	—	3,875
Balance as at December 31, 2019	$—	$37,690
Valuation of Warrant Liability
The warrant liability in the table above is composed of the fair value of warrants to purchase common shares that the Company issued to two of its directors in connection with a guarantee of its obligations under a credit agreement (see Note 10). On January 26, 2018, the anti-dilution price protection provisions contained within the warrants expired. Due to the expiration of these provisions, the Company discontinued classification of these warrants as a liability and reclassified $5,203, the fair value of the warrant liability at expiration of the anti-dilution price protection provisions, to additional paid-in capital within shareholders' equity. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
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
Valuation of Derivative Liability
The fair value of the derivative liability in the table above was recognized in connection with the Series A Preferred Shares agreement with RPI, as described in Note 9, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability relates to certain scenarios outlined in the agreement that would result in accelerated payments as compared to the agreement's host instrument. The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement. As inputs into the valuation, the Company considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative was recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss. If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.
Valuation of Liability Related to Sale of Future Royalties
In June 2018, and as described in Note 8, the Company entered into a funding agreement with RPI, accounted for as a liability financing. As of December 31, 2019, the fair value of the liability related to sale of future royalties, used in determining the effective interest rate of the liability, is based on the Company's current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which is considered Level 3.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018
Prepaid clinical trial costs	$6,101	$7,210
Due from broker for option exercises	2,978	22
Prepaid insurance	471	393
Other prepaid assets	2,000	458
Other current assets	4	7
	$11,554	$8,090

5. Equity Method Investment
On August 29, 2016, the Company executed a stock purchase agreement with Kleo, a privately held Delaware corporation, to purchase 3,000,000 shares of Kleo's common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock, in each case at a share price of $1.00 per share (the "Kleo SPA"). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The Company purchased 3,000,000 shares upon the initial closing on August 31, 2016, and the remaining 5,500,000 shares were to be purchased in four equal tranches of 1,375,000 shares beginning six months from the initial closing and then every three months thereafter. In connection with the initial investment, the Company received the right to designate two of the members of Kleo's board of directors. The Company completed all four of remaining tranche purchases in March, June, October 2017 and January 2018, with each tranche purchase consisting of 1,375,000 shares for cash consideration of $1,375.
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
In November 2018, the Company participated in Kleo's Series B funding raise. The Company purchased 1,420,818 shares for cash consideration of $5,000. As of the close of the Series B funding raise, and as of December 31, 2019, the Company's ownership interest in the outstanding common stock of Kleo was approximately 42%.
The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo's economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of December 31, 2019 and 2018, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo's economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.
The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company's proportional share of Kleo's net income or loss in each period. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo's net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo of $6,076, $2,808 and $1,885 for its proportionate share of Kleo's net loss for the years ended December 31, 2019, 2018 and 2017, respectively.
The carrying value of the Company's investment in Kleo was $5,338 and $11,414 as of December 31, 2019 and 2018, respectively, and is reported as equity method investment on the consolidated balance sheet. The carrying value of the investment represents the Company's maximum loss exposure as of December 31, 2019.
The following table provides a roll forward of the carrying value of the Company's equity method investment:

Carrying Value
Balance as at December 31, 2017	$7,847
Purchase of Kleo common stock	6,375
Loss recognized in connection with equity method investment	(2,808)
Balance as at December 31, 2018	11,414
Loss recognized in connection with equity method investment	(6,076)
Balance as at December 31, 2019	$5,338

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
6. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2019	2018
Building and Land	$2,140	$2,200
Building Improvements	4,718	3,210
Computer Hardware	1,206	420
Furniture & Fixtures	469	280
Office Equipment	441	441
	$8,974	$6,551
Accumulated depreciation	(932)	(303)
Construction in progress	110	—
	$8,152	$6,248
In August 2017, the Company entered into a lease agreement to consolidate our headquarters into a free standing building in New Haven, Connecticut, which we began occupying during the fourth quarter of 2018. The Company had the option to purchase the property for $2,700 and executed that option in December 2018.
Depreciation expense was $629, $261 and $35 for the years ended December 31, 2019, 2018 and 2017, respectively.
7. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2019	2018
Accrued development milestones payable (Note 16)	$12,000	$—
Accrued employee compensation and benefits	3,521	108
Accrued clinical trial costs	16,476	6,753
Accrued commercialization and other professional fees	15,408	1,636
Other	4,697	285
	$52,102	$8,782

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
In addition, the Company had the option to repurchase 100% of the Revenue Participation Right from RPI for a purchase price of $155,000, if the Company entered into a definitive agreement to consummate a change of control (the "Buy-Back Option"). The Company did not exercise the Buy-Back Option which expired in July 2018.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

8. Liabilities Related to Sale of Future Royalties (Continued)
The Company concluded that there were two units of accounting for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company accounted for the Funding Agreement with RPI as a liability financing, primarily because it has significant continuing involvement in generating the future revenue on which the royalties are based. The liability related to sale of future royalties and the related non-cash interest expense are measured based on the Company's current estimate of the timing and amount of expected future royalties expected to be paid over the estimated term of the Funding Agreement with RPI Trust using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, the Company recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. The Company’s estimate of the amount of expected future royalties to be paid considers the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing. Additionally, the transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Funding Agreement.

The Company allocated the $100,000 from the Funding Agreement and $50,000 from the Purchase Agreement among the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing stock price on the transaction date, adjusted for the trading restrictions. The transaction costs incurred related to the transactions with RPI of $377 were allocated in proportion to the allocation of total consideration to the two units of accounting. The effective interest rate under the Funding Agreement, including transaction costs, as of December 31, 2019 is approximately 22%.

Biohaven recognized $26,580 and $11,726 in non-cash interest expense in the twelve months ended December 31, 2019 and 2018, respectively, related to the Funding Agreement.
9. Mandatorily Redeemable Preferred Shares, net
In April 2019, the Company sold 2,495 Series A Preferred Shares to RPI at a price of $50,100 per preferred share pursuant to a Series A preferred share purchase agreement (the "Preferred Share Agreement"). The gross proceeds from the transaction with RPI were $125,000, with $105,000 of the proceeds used to purchase a priority review voucher ("PRV") issued by the United States Secretary of Health and Human Services to potentially expedite the regulatory review of the new drug application ("NDA") for the ODT formulation of rimegepant and the remainder of the proceeds to be used for other general corporate purposes. Pursuant to the Preferred Share Agreement, the Company may issue additional Series A Preferred Shares to RPI in up to three additional closings for an aggregate amount of $75,000 subject to the acceptance by the FDA of both NDAs with respect to the tablet formulation of rimegepant and the NDA with respect to the ODT formulation of rimegepant. As a condition for the issuance of additional Series A Preferred Shares, one NDA must be accepted under the priority review designation pathway. Both of these conditions were met in 2019. The issuance of additional Series A Preferred Shares is also subject to customary closing conditions. The issuance of additional Series A Preferred Shares is entirely at the Company’s option, and the Company is not obligated to issue any additional Series A Preferred Shares, subject to a fee up to $3,000 if not issued in total. The fee is reduced proportionally by the amount of additional Series A Preferred Shares issued up to the aggregate $75,000, in which the fee is reduced to zero.
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
If no Change of Control has occurred, the Series A Preferred Shares have not previously been redeemed and (i) rimegepant is approved on or before December 31, 2024, following approval and starting one-year after approval, the Company must redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in a lump sum or in equal quarterly

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

9. Mandatorily Redeemable Preferred Shares, net (Continued)
installments through December 31, 2024 (provided that if rimegepant is approved in 2024, the entire redemption amount must be paid by December 31, 2024) or (ii) rimegepant is not approved by December 31, 2024, the Company must redeem the Series A Preferred Shares for two times (2x) the original purchase price on December 31, 2024.
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
Under all circumstances, the Series A Preferred Shares are required to be redeemed by December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through non-cash interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 18%, and the Company recognized $12,711 in non-cash interest expense for the twelve months ended December 31, 2019. The Company had 2,495 and no Series A preferred shares issued and outstanding as of December 31, 2019 and 2018, respectively.
The following table shows the activity within the preferred share liability for the twelve months ended December 31, 2019:

Carrying Value
Transaction date balance	$91,185
Non-cash interest expense recognized, net of transaction cost amortization	12,679
Gross balance at December 31, 2019	103,864
Less: Unamortized transaction costs	(218)
Net balance at December 31, 2019	$103,646

Certain scenarios as described in the Preferred Share Agreement were determined by the Company to result in a derivative liability. The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement. As inputs into the valuation, the Company considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative was recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss (see Note 3 for details on the fair value measurement). If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.
The Company recorded the payment for the PRV as research and development expense in the consolidated statements of operations and comprehensive loss, and as an operating cash outflow in the consolidated statements of cash flows. During the second quarter of 2019, the Company submitted NDAs for the acute treatment of migraine to the FDA for the Zydis ODT and tablet formulations of rimegepant. The NDA submission of rimegepant Zydis ODT was submitted using the PRV.
10. Warrants
Guarantor and Co-Guarantor Warrants
On August 30, 2016, the Company entered into a one-year credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) providing for a term loan in the principal amount of $5,000 (the “Loan”) and borrowed the full $5,000 available under the Credit Agreement. The Credit Agreement was fully satisfied with a principal repayment to Wells Fargo of $5,000 on August 31, 2017. The Company recognized non-cash interest expense of $906 during the twelve months ended December 31, 2017 and $784 related to the accretion of the debt discount during the twelve December 31, 2017.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

10. Warrants (Continued)
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
The following table provides the income (expense) related to the warrant liability that the Company recorded net within other income (expense) in the consolidated statements of operations:

	Twelve Months Ended December 31,
	2019	2018	2017
Expense from change in fair value of warrant liability	$—	$(1,182)	$(3,241)

Both warrants, each to purchase 107,500 common shares at an exercise price of $9.2911 per share, were exercised in March 2019, resulting in proceeds to the Company of $1,998.
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
In addition to the common shares issued to FCCDC, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing (See Note 13). The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43. The warrant has standard terms and conditions for exercise and has accelerated vesting in the event of a change of control of Biohaven.
11. Shareholders' Equity
Issuance of Common Shares for the January 2020 Offering
In January 2020, the Company issued and sold 4,830,917 common shares at a public offering price of $51.75 per share for net proceeds of approximately $245,877 after deducting underwriting discounts and commissions of approximately $3,623 and other offering expenses of approximately $500. In addition, in February 2020, the underwriter of the January follow-on offering exercised its option to purchase additional shares, and the Company issued and sold 724,637 common shares for net proceeds of approximately $36,956 after deducting underwriting discounts and commissions of approximately $543. Thus, the aggregate net proceeds to the Company from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $282,833.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

11. Shareholders' Equity (Continued)
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
Exercise of Related Party Warrants
In connection with a guarantee of its obligations under the Credit Agreement, the Company issued warrants, each to purchase 107,500 common shares at an exercise price of $9.9211 per share, to two of its directors. Both warrants were exercised in March 2019, and common shares settled in the second quarter of 2019 (See Note 10).
Issuance of Common Shares for the December 2018 Offering
In December 2018, we closed on an underwritten public offering of 3,859,060 of common shares, including the full exercise of the underwriters' option to purchase additional shares, at a price to the public of $37.25 per share. The aggregate gross proceeds to the Company from the offering, before deducting the underwriting discounts and commissions and offering expenses payable, were approximately $143,750.
2018 License Agreement with AstraZeneca
In September 2018, the Company entered into a License Agreement (the “2018 AstraZeneca Agreement”) with AstraZeneca AB (“AstraZeneca”). Under the 2018 AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment of $3,000 and 109,523 shares valued at $4,080 on the settlement date (see Note 13).
Private Placements
In June 2018, pursuant to the Purchase Agreement between the Company and RPI (Note 8), the Company sold 1,111,111 common shares to RPI at a price of $45.00 per common share for net proceeds of $49,889 after deducting offering expenses of $111.
In March 2018, the Company sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52,013 (“Private Placement”) after deducting underwriting discounts and commissions of $2,800 and other offering expenses of $187. Subsequent to the closing of the Private Placement, the Company paid BMS the $50,000 upfront payment under the BMS Amendment (see Note 13).
Agreement with ALS Biopharma, LLC
In April 2018, ALS Biopharma exercised a warrant for the purchase of 325,000 shares through a net share settlement, resulting in an issuance of 261,140 shares.
In January 2018, ALS Biopharma exercised a warrant for the purchase of 275,000 shares through a net share settlement, resulting in an issuance of 228,219 shares.
Issuance of Common Shares for the May 2017 Initial Public Offering
In connection with the completion of its IPO in May 2017, the Company amended its memorandum and articles of association to authorize the issuance of up to 200,000,000 no par value common shares. Each common share entitles the holder to one vote on all matters submitted to a vote of the Company's shareholders. Common shareholders are entitled to receive dividends, as may be declared by the board of directors.
On May 3, 2017, the Company's registration statement on Form S-1 relating to the IPO was declared effective by the SEC. The IPO closed on May 9, 2017 and the Company issued and sold 9,900,000 common shares at a public offering price of $17.00 per share for net proceeds of $152,651 after deducting underwriting discounts and commissions of $11,781 and other offering expenses of $3,868. Upon the closing of the IPO, all convertible preferred shares then outstanding converted into an aggregate of 9,358,560 common shares. In addition, on May 9, 2017, the underwriters of the IPO fully exercised their option to purchase additional shares, and on May 11, 2017, the Company issued and sold 1,485,000 common shares for net proceeds of

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

11. Shareholders' Equity (Continued)
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
Convertible Preferred Shares
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
The total number of common shares that were issuable under the 2014 Plan was 4,000,000 common shares as of December 31, 2016. In January 2017, the Company effected an increase, effective October 28, 2016, in the number of common shares reserved for issuance under the 2014 Plan from 4,000,000 to 4,899,230 common shares.
Upon effectiveness of the 2017 Equity Incentive Plan, there are no further common shares authorized for grant under the 2014 Plan.
2017 Equity Incentive Plan
In April 2017, the Company's shareholders approved the 2017 Equity Incentive Plan (the "2017 Plan"), which became effective on May 3, 2017 in connection with the Company's IPO. The 2017 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share unit awards ("RSUs"), performance-based share awards and other share-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. Upon the effectiveness of the 2017 Plan, there were 7,611,971 common shares reserved for issuance under the 2017 Plan, which consisted of 2,712,741 common shares reserved for future issuance under the 2017 Plan, 4,898,858 common shares reserved for issuance upon the exercise of outstanding options granted under the 2014 Plan, and 372 unallocated common shares remaining in the 2014 Plan share pool. In January 2018 and 2019, the board of directors approved an increase in the number of common shares reserved for future issuance under the 2017 Plan of 1,437,228 and 1,767,901, respectively. As of December 31, 2019, 37,328 common shares remained available for future issuance under the 2017 Plan. In January 2020, the Board of Directors approved an additional increase in the number of common shares reserved for future issuance under the 2017 Plan of 2,095,040.
Vesting periods are determined at the discretion of the board of directors. Stock options and RSUs typically vest over three or four years. The maximum contractual term for both stock options and RSUs is 10 years.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

12. Share Based Compensation (Continued)
During the years ended December 31, 2019, 2018 and 2017, the Company granted options to purchase common shares to employees and directors of 2,168,950, 1,810,000 and 2,335,106, respectively. Also during the year ended December 31, 2019, the Company granted 118,600 RSUs. There were no RSUs granted during the years ended December 31, 2018 and 2017. The Company recorded non-cash share-based compensation expense for options and RSUs granted to employees and directors of $46,936, $11,246 and $5,210 during the years ended December 31, 2019, 2018 and 2017, respectively.
During the years ended December 31, 2019, 2018 and 2017 the Company granted options to purchase 212,625, 145,000 and 273,537 common shares to non-employees, respectively. There were no RSUs granted to non-employees during the years ended December 31, 2019, 2018 and 2017. The Company recorded non-cash share-based compensation expense for options granted to non-employees of $8,036, $5,679 and $8,029 during the years ended December 31, 2019, 2018 and 2017, respectively.
Non-Cash Share-Based Compensation Expense
Non-cash share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three to four years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for both stock options and RSUs, was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2019	2018	2017
Research and development expenses	$26,284	$8,371	$6,933
General and administrative expenses	28,688	8,554	6,306
	$54,972	$16,925	$13,239

As of December 31, 2019, total unrecognized compensation cost related to the unvested share-based awards was $90,101, which is expected to be recognized over a weighted average period 2.6 years.
Stock Options
All stock option grants are awarded at fair value on the date of grant. The fair value of stock options is estimated using the Black-Scholes option pricing model and stock-based compensation is recognized on a straight-line basis over the requisite service period. Stock options granted generally become exercisable over a three-year or four-year period from the grant date. Stock options generally expire 10 years after the grant date.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

12. Share Based Compensation (Continued)
the Company's common shares at December 31, 2019. The total intrinsic value of outstanding stock options for the years ended December 31, 2019, 2018 and 2017 was $284,300, $156,518 and $107,072, respectively.
The total fair value of options vested for the years ended December 31, 2019, 2018 and 2017 was $67,510, $25,876 and $15,494, respectively.
The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors under the 2014 Plan and the 2017 Plan (collectively, the "Plans") were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.90%	2.91%	2.10%
Expected term (in years)	5.87	6.25	6.02
Expected volatility	72.10%	73.03%	73.26%
Expected dividend yield	—%	—%	—%
Exercise price	$50.53	$32.35	$18.47
The assumptions that the Company used to determine the grant-date fair value of stock options granted to non-employees under the Plans were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.21%	3.06%	2.35%
Expected term (in years)	10.00	10.00	10.00
Expected volatility	74.04%	74.50%	71.12%
Expected dividend yield	—%	—%	—%
Exercise price	$49.73	$32.42	$18.23

As of December 31, 2019, unrecognized compensation expense related to unvested stock options totaled $85,163, which the Company expects to be recognized over a weighted-average period of 2.58 years. The Company expects approximately 3,893,495 of the unvested stock options to vest over the requisite service period.
The following table is a summary of the Company's stock option activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2018	7,444,179	$15.99
Granted	2,381,575	$50.46
Exercised	(372,739)	$16.83
Forfeited	(30,000)	$44.59
Outstanding at December 31, 2019	9,423,015	$24.58	7.67	$284,300
Options exercisable at December 31, 2019	5,529,520	$15.48	6.81	$215,938
Vested at December 31, 2019 and expected to vest in the future	9,423,015	$24.58	7.67	$284,300

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

12. Share Based Compensation (Continued)
Restricted Share Units
The Company’s RSUs are considered nonvested share awards and require no payment from the employee. For each RSU, employees receive one share of common stock at the end of the vesting period. The employee can elect to receive the one share of common stock net of taxes or pay for taxes separately and receive the entire share. Compensation cost is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2019, there was $4,938 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.90 years. The total fair value of RSUs vested during 2019 was $1,702.
The following table is a summary of the RSU activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested outstanding as of December 31, 2018	—	$—
Granted	118,600	$57.40
Forfeited	—	$—
Vested	(29,650)	$57.40
Unvested outstanding as of December 31, 2019	88,950	$57.40

13. License and Other Agreements
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
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and FCCDC, pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. The Company is obligated to pay $3,000 upon the achievement of specified regulatory milestones with respect to the first licensed product and $1,000 upon the achievement of specified regulatory milestones with respect to subsequently developed products, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the agreement, payable on a quarterly basis. To date, no milestone or royalty payments have been made under this agreement.
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
The Company recorded no research and development expenses during the years ended December 31, 2019, 2018 and 2017, as a result of the ALS Biopharma Agreement, which amounts consist of the fair value of the shares and warrants upon their issuance to ALS Biopharma.
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
The BMS Agreement required the Company to complete a financing transaction with gross proceeds of at least $30,000, of which a minimum of $22,000 was to be from investment in equity prior to October 17, 2016, unless extended by mutual agreement of the Company and BMS. The BMS Agreement was amended, effective October 14, 2016, to extend the deadline for completing the financing transaction to October 31, 2016, on which date the Series A First Closing was completed (see Note 12).
Under the BMS Agreement, the Company also agreed to issue BMS common shares in the amount of $12,500, which shares are contingently issuable upon the earliest to occur of (i) the initiation of a Phase 3 trial for the first licensed compound to reach such milestone, (ii) the Company's IPO or (iii) an event resulting in the change of control of the Company. Under the terms of the BMS Agreement, if the qualifying financing transaction involves the issuance of preferred shares, BMS is entitled to receive preferred shares instead of common shares, at its option. BMS also had the right to purchase up to 8%, on a fully diluted basis, of shares issued in a qualifying financing transaction (as defined in the BMS Agreement) on the same terms and rights as all other investors involved in the financing. The number of shares issuable to BMS under the agreement will be determined by dividing $12,500 by a price per share equal to the lower of (i) the price per share paid by investors in the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

13. License and Other Agreements (Continued)

Series A First Closing, or $9.2911 (see Note 12), or (ii) the price per share paid by investors in any subsequent financing event that occurs prior to the events specified above.
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
In May 2017, in connection with the completion of its IPO, the Company issued 1,345,374 common shares to BMS in satisfaction of its obligation to contingently issue equity securities pursuant to the license agreement and remeasured the contingent equity liability to fair value. The Company recognized expense of $0, $8,809 and $13,125 during the years ended December 31, 2019, 2018 and 2017, respectively, as a result of changes to the fair value of the contingent equity liability prior to its extinguishment in May 2017.
The Company recorded $17,500, $2,000 and $5,000 of research and development expense related to the BMS Agreement during the years ended December 31, 2019 , 2018 and 2017, respectively, for the achievement of specified milestones.
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
In May 2017, in connection with the completion of its IPO, the Company issued 538,149 common shares to AstraZeneca in satisfaction of its obligation to contingently issue the Second Tranche of equity securities pursuant to the license agreement and remeasured the contingent equity liability to fair value. The Company recognized expense of $4,273 during the year ended December 31, 2017 as a result of changes to the fair value of the contingent equity liability prior to its extinguishment in May 2017.
RPharm Agreement
In November 2017, the Company entered into a consulting agreement with R PHARM US related to the commercial preparation for BHV-0223. In addition to fixed quarterly consulting expenses under the agreement, which are currently on hold pending resolution of the NDA filing status for BHV-0223, the Company agreed to pay up to $2,500 upon achievement of specific commercial milestones. The Company paid $22 and $1,400 to R PHARM US under this agreement during the years ended December 31, 2019 and 2018, respectively.
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
In addition, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing. The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43 (see Note 10).
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
14. Income Taxes
As a company incorporated in the British Virgin Islands ("BVI"), the Company is principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company's income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from its losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. The Company has historically outsourced all of the research and clinical development for its programs under a master services agreement with Biohaven Pharmaceuticals, Inc., a Delaware corporation ("BPI"). As a result of providing services under this agreement, BPI was profitable during the years ended December 31, 2019, 2018 and 2017, and BPI is subject to taxation in the United States.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

14. Income Taxes (Continued)
Our provision for income taxes has historically been comprised of Federal alternative minimum tax, and state taxes through December 31, 2017, and federal tax due to general business credit limitations and state taxes in 2018 and 2019.
As of December 31, 2019, we evaluated our deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to excess credits.
Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017
BVI	$(541,625)	$(246,829)	$(130,359)
Foreign (U.S.)	13,239	6,374	4,175
Loss before provision for income taxes	$(528,386)	$(240,455)	$(126,184)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Current income tax provision:
BVI	$—	$—	$—
Foreign (U.S. federal and state)	419	467	997
Total current income tax provision	419	467	997
Deferred income tax provision (benefit):
BVI	—	—	—
Foreign (U.S. federal and state)	—	—	9
Total deferred income tax provision (benefit)	—	—	9
Total provision for income taxes	$419	$467	$1,006
A reconciliation of the BVI statutory income tax rate of 0% to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
BVI statutory income tax rate	0.0%	0.0%	0.0%
Foreign tax rate differential	0.3	0.6	1.2
Tax Credits	(2.2)	(3.5)	(2.7)
Change in valuation allowance	1.9	3.4	2.2
Other	0.1	(0.3)	0.1
Effective income tax rate	0.1%	0.2%	0.8%
Net deferred tax assets (liabilities) consisted of the following:

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

14. Income Taxes (Continued)

	December 31,
	2019	2018
Deferred tax assets:
Foreign net operating loss carryforwards	$—	$—
Tax credits	21,083	11,396
Other	1	1
Valuation allowance	(20,728)	(10,957)
Total deferred tax assets, net	356	440
Deferred tax liabilities:
Other	(356)	(440)
Total deferred tax liabilities	(356)	(440)
Net deferred tax assets	$—	$—
As of December 31, 2019 and 2018, the Company had no remaining foreign net operating loss carryforwards. The Company had federal and state research and development credits of $14,845 and $1,214 which begin to expire in 2037. As of December 31, 2019 the Company had federal orphan drug credits of $5,279 which begin to expire in 2038.
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
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019, 2018 and 2017 were due primarily to generation of excess credits and were as follows:

	Year Ended December 31,
	2019	2018	2017
Valuation allowance as of beginning of year	$10,957	$2,784	$—
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	9,771	8,173	2,784
Valuation allowance as of end of year	$20,728	$10,957	$2,784
The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2019 or 2018. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2019 or 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company's statement of operations and comprehensive loss.
BPI files income tax returns in the U.S. and certain state jurisdictions. BPI's U.S. federal and state income tax returns are subject to tax examinations for the tax year ended December 31, 2016 and subsequent years. There are currently no income tax examinations pending.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

15 . Net Loss per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(528,805)	$(240,922)	$(127,190)
Accretion of beneficial conversion feature on Series A preferred shares	—	—	(12,006)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(528,805)	$(240,922)	$(139,196)
Denominator:
Weighted average common shares outstanding—basic and diluted	48,489,890	39,188,458	27,845,576
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(10.91)	$(6.15)	$(5.00)
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

	Year Ended December 31,
	2019	2018	2017
Options to purchase common shares	9,423,015	7,444,179	6,151,643
Warrants to purchase common shares	106,751	221,751	821,751
Restricted Share Units	88,950	—	—
	9,618,716	7,665,930	6,973,394

In January 2017, the Company issued warrants to purchase common shares to each of the Guarantor and Co-Guarantor of the Credit Agreement (see Note 10), pursuant to which each of the Guarantor and Co-Guarantor received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. These warrants are included in the table above for the year ended December 31, 2017. Both warrants were exercised in March 2019.
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
Lease Agreements
Real Estate
In December 2016, the Company entered into an assignment agreement to assume an operating lease for its office space in New Haven, Connecticut. The lease agreement expired in October 2018. In addition, the Company entered into a lease agreement for additional space which expired on June 30, 2018. The Company recorded rent expense for these leases as follows:

	Year Ended December 31,
	2018	2017
Rent expense	$114	$73

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
The Company recorded the following for the lease agreement for its US headquarters during the construction period:

	Year Ended December 31,
	2018	2017
Rent expense	$43	$75
Capitalized costs	3,404	2,198

In August 2019, the Company entered into a lease agreement for office space in Yardley, Pennsylvania to support expansion of the Company's commercial operations in anticipation of the rimegepant commercial launch. The lease is expected to commence in the first quarter of 2020 and have a term of 88 months, with the ability to extend to 148 months. The Company has restricted cash of $1,000, as of December 31, 2019, included in other assets in the consolidated financial statements, which represents collateral held by a bank for a letter of credit issued in connection with the lease. The restricted cash is invested in a non-interest bearing account.
The lessor has provided the Company a temporary space to occupy while leasehold improvements are completed prior to the lease commencement date. With the exception of the first month's rent payment made on execution of the lease, the Company is not required to pay rent until August 2020. The Company determined there were two units of account for the lease, one for use of the temporary space, with a duration from the lease execution date to the lease commencement date and another

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

16. Commitments and Contingencies (Continued)
for the use of the premises, with a duration from the lease commencement date to the lease termination date. The two units of account are being treated as two separate operating leases.
Since the Company expects to occupy the temporary space for less than 12 months, the Company did not record a right-of-use asset and lease liability on its balance sheet for the temporary space. The rent expense for the temporary space recognized for the twelve months ended December 31, 2019 was $68 because there will be no cash payment for use of the temporary space, the rent expense recognized for the use of the temporary space is being treated as deferred rent payments.
The Company can begin occupying the premises after the landlord has substantially completed all agreed upon improvements to the office space. After substantial completion of the office space in the first half of 2020, the Company expects to record a right-of-use asset and operating lease liability on its balance sheet and straight-line the lease expense over the duration of the lease.
Commercial Fleet
During the fourth quarter of 2019 the Company took delivery of the first few vehicles related to our commercial car fleet. The remainder of these vehicles will become available for use during 2020.
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
The Company has submitted an investigational new drug application (“IND”) for vazegepant, it's third generation CGRP receptor antagonist, and received approval to proceed and subsequently commenced a Phase 1 clinical trial in October of 2018 to permit later stage clinical trials. Pursuant to the BMS License Agreement, the Company is required to pay $2,000 to BMS on commencement of a Phase 1 clinical trial, $4,000 on commencement of a Phase 2 clinical trial, and $6,000 on commencement of a Phase 3 clinical trial. Accordingly, the Company has recognized these liabilities when probable of occurrence in accrued expenses within the consolidated balance sheets in the fourth quarter of 2018, first quarter of 2019, and fourth quarter of 2019; respectively. The payment obligation under the agreement is deferred until the earlier of the first approval, or the discontinuation, of the development of rimegepant.
Pursuant to the BMS Agreement, the Company was required to pay $7,500 to BMS in relation to the NDA filing for rimegepant, and accordingly, the Company made the milestone payment in October 2019.
Research Commitments
The Company has entered into agreements with several contract research organizations to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company's amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 or 2018.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

16. Commitments and Contingencies (Continued)
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2019, there were no matters which would have a material impact on the Company's financial results.
17. Related Party Transactions
Relationship with Yale University
Dr. Coric, the Company's Chief Executive Officer, previously served as an associate clinical professor of psychiatry at Yale. While previously employed by Yale, Dr. Coric was a co-inventor of some of the patents that the Company licenses from Yale. Under Yale's policies, as a co-inventor, Dr. Coric is entitled to receive a share of any royalties that the Company pays to Yale under the agreement with respect to the covered intellectual property and any proceeds from Yale's sale of the common shares the Company issued to Yale in connection with the license agreement. During 2017, Yale sold the common shares and, pursuant to Yale's policies, Dr. Coric received a payment from Yale of $600 in March 2018.
License Agreement with Yale
On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 13). Yale is a related party because the Company's Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement. As partial consideration for the license under the Yale Agreement, on September 30, 2013, the Company issued to Yale 250,000 common shares, representing 5.1% of the Company's then outstanding equity on a fully diluted basis. The fair value of the shares, totaling $152, was recognized as research and development expense at the time of issuance of the shares. During the years ended December 31, 2019, 2018 and 2017, the Company recognized no material research and development expense under the Yale Agreement, and as of December 31, 2019 and 2018, the Company owed no amounts to Yale.
Guarantor and Co-Guarantor Warrants
The Guarantor and Co-Guarantor of the Credit Agreement with Wells Fargo are each shareholders and members of the board of directors of the Company. The Company issued warrants to the Guarantor and Co-Guarantor in exchange for their respective guaranties (see Notes 10). The warrants were issued on January 26, 2017, pursuant to which each director received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. Both warrants were exercised in March 2019 and common shares settled in the second quarter of 2019.
Kleo Pharmaceuticals, Inc.
The Company has an investment in the common stock of Kleo (see Note 5). Kleo is a related party because the Company has determined that it exercises significant influence over the operating and financial policies of Kleo. In connection with its investment in Kleo, the Company received the right to designate two members of Kleo’s board of directors. The Company completed the last of four scheduled tranche purchases in January 2018, consisting of 1,375,000 shares for cash consideration of $1,375. In November 2018, the Company participated in Kleo's Series B funding raise. The Company purchased 1,420,818 shares for cash consideration of $5,000. As of December 31, 2019, the Company owned approximately 42% of Kleo's outstanding capital stock. The Company has also entered into a clinical development master services agreement with Kleo to assist Kleo with clinical development. As of December 31, 2019, the Company had not performed material services or received any payments under this agreement.

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

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Operating expenses:
Research and development(1)	$41,003	$175,977	$61,674	$66,019
General and administrative	13,462	23,235	28,782	68,970
Total operating expenses	54,465	199,212	90,456	134,989
Loss from operations	(54,465)	(199,212)	(90,456)	(134,989)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	—	(3,955)	(4,378)	(4,378)
Non-cash interest expense on non-recourse debt related to sale of future royalties	(6,813)	(5,151)	(7,308)	(7,308)
Change in fair value of derivative liability	—	(1,263)	(1,717)	(895)
Loss from equity method investment	(900)	(1,415)	(1,993)	(1,768)
Other	(17)	(16)	8	3
Total other income (expense), net	(7,730)	(11,800)	(15,388)	(14,346)
Loss before provision for income taxes	(62,195)	(211,012)	(105,844)	(149,335)
Provision for income taxes	109	58	323	(71)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(62,304)	$(211,070)	$(106,167)	$(149,264)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted QTD	$(1.41)	$(4.67)	$(2.04)	$(2.85)
Weighted average common shares outstanding—basic and diluted QTD	44,242,070	45,226,434	52,077,240	52,285,999

(1) Includes one-time $105.0 million payment for a priority review voucher to expedite the regulatory review of the Zydis ODT version of rimegepant in the second quarter of 2019

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

18. Quarterly Financial Data (Unaudited) (Continued)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating expenses:
Research and development	$75,579	$29,052	$47,362	$37,958
General and administrative	7,857	9,064	7,574	10,108
Total operating expenses	83,436	38,116	54,936	48,066
Loss from operations	(83,436)	(38,116)	(54,936)	(48,066)
Other income (expense):
Non-cash interest expense on non-recourse debt related to sale of future royalties	—	(501)	(5,633)	(5,592)
Change in fair value of warrant liability	(1,182)	—	—	—
Loss from equity method investment	(728)	(641)	(697)	(742)
Other	(29)	14	(14)	(156)
Total other income (expense), net	(1,939)	(1,128)	(6,344)	(6,490)
Loss before provision for income taxes	(85,375)	(39,244)	(61,280)	(54,556)
Provision for income taxes	87	25	161	194
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(85,462)	$(39,269)	$(61,441)	$(54,750)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted QTD	$(2.32)	$(1.01)	$(1.53)	$(1.34)
Weighted average common shares outstanding—basic and diluted QTD	36,793,090	38,942,545	40,147,735	40,938,709