Form 10-Q
period 2020-03-31
Biohaven Pharmaceutical Holding Co Ltd.
filed 2020-05-07
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2020, the registrant had 58,532,152 common shares, without par value per share, outstanding.

Form 10-Q Table of Contents
Part 1.  Financial Information

Item 1. Condensed Consolidated Financial Statements

Index to Condensed Consolidated Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$428,239	$316,727
Trade receivables, net	4,337	—
Inventories	4,582	—
Prepaid expenses and other current assets	37,288	11,554
Total current assets	474,446	328,281
Property and equipment, net	8,933	8,152
Equity method investment	3,958	5,338
Intangible assets, net	41,259	—
Other assets	4,073	2,493
Total assets	$532,669	$344,264
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,703	$14,071
Accrued expenses and other current liabilities	76,770	52,102
Current portion of mandatorily redeemable preferred shares	15,625	—
Total current liabilities	122,098	66,173
Liability related to sale of future royalties, net	151,454	144,111
Mandatorily redeemable preferred shares, net	136,404	103,646
Derivative liability	650	37,690
Other long-term liabilities	105	68
Total liabilities	410,711	351,688
Commitments and contingencies (Note 15)
Shareholders’ equity (deficit):
Common shares, no par value; 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 58,387,948 and 52,385,283 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,175,139	881,426
Additional paid-in capital	92,129	83,523
Accumulated deficit	(1,145,310)	(972,373)
Total shareholders’ equity (deficit)	121,958	(7,424)
Total liabilities and shareholders’ equity	$532,669	$344,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Product revenue, net	$1,151	$—
Cost of goods sold	424	—
Gross profit	727	—
Operating expenses:
Research and development	56,070	41,003
Selling, general and administrative	95,601	13,458
Total operating expenses	151,671	54,461
Loss from operations	(150,944)	(54,461)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(5,561)	—
Non-cash interest expense on liability related to sale of future royalties	(8,425)	(6,817)
Change in fair value of derivative liability	(5,781)	—
Loss from equity method investment	(1,380)	(900)
Other	(152)	(17)
Total other expense, net	(21,299)	(7,734)
Loss before provision for income taxes	$(172,243)	$(62,195)
Provision for income taxes	694	109
Net loss and comprehensive loss	$(172,937)	$(62,304)
Net loss per share — basic and diluted	$(3.07)	$(1.41)
Weighted average common shares outstanding—basic and diluted	56,412,439	44,242,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(172,937)	$(62,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	16,879	7,330
Non-cash interest expense on mandatorily redeemable preferred shares	5,561	—
Non-cash interest expense on liability related to sale of future royalties	8,425	6,817
Change in fair value of derivative liability	5,781	—
Loss from equity method investment	1,380	900
Other non-cash items	476	133
Changes in operating assets and liabilities:
Trade receivables, net	(4,337)	—
Inventories	(3,609)	—
Prepaid expenses and other current assets	(25,733)	(1,876)
Other assets	20	(29)
Accounts payable	14,475	(2,542)
Accrued expenses and other current liabilities	2,860	6,701
Other long-term liabilities	37	(1,999)
Net cash used in operating activities	(150,722)	(46,869)
Cash flows from investing activities:
Purchases of property and equipment	(1,016)	(1,038)
Payments for leasehold improvements	(1,600)	—
Payments for intangible assets	(20,750)	—
Net cash used in investing activities	(23,366)	(1,038)
Cash flows from financing activities:
Proceeds from issuance of common shares	283,333	—
Payments of issuance costs	(340)	—
Proceeds from exercise of stock options	2,607	1,065
Net cash provided by financing activities	285,600	1,065
Net increase in cash and restricted cash	111,512	(46,842)
Cash and restricted cash at beginning of period	317,727	264,249
Cash and restricted cash at end of period	$429,239	$217,407
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$408
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable	$160	$—
Intangible asset costs included in accounts payable	$20,750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us”, "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. We are a biopharmaceutical company with a portfolio of innovative product candidates targeting neurological diseases, including rare disorders. The Company's lead product, NURTEC™ ODT (rimegepant), was approved by the U.S. Food and Drug Administration ("FDA") on February 27, 2020, and available by prescription in U.S. pharmacies on March 12, 2020. NURTEC ODT is the first and only calcitonin gene-related peptide ("CGRP") receptor antagonist available in a quick-dissolve orally dissolving tablet ("ODT") formulation that is approved by the FDA for the acute treatment of migraine in adults. Our other product candidates are based on multiple mechanisms — CGRP receptor antagonists, glutamate modulators and myeloperoxidase inhibition—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications.
The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with commercializing pharmaceutical products for marketing and sale; the potential for development by third parties of new technological innovations that may compete with the Company’s products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; and the uncertainty of being able to secure additional capital when needed to fund operations.
Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements and public offerings, as well as through the sale of a revenue participation right related to potential future royalties. The Company has incurred recurring losses since its inception, had an accumulated deficit as of March 31, 2020, and expects to continue to generate operating losses during the commercial launch of NURTEC ODT. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
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
As of May 7, 2020, the issuance date of these condensed consolidated financial statements, the Company expects that its cash as of March 31, 2020, and the available issuance of additional Series A Preferred Shares under its Preferred Share Agreement, will be sufficient to fund its current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. The Company will need to raise additional capital until it is profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, the Company will be required to delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund its operating costs and working capital needs.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Restricted Cash
Restricted cash included in other assets in the condensed consolidated balance sheets represents collateral held by a bank for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania. See Note 15 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease. The following represents a reconciliation of cash in the condensed consolidated balance sheets to total cash and restricted cash in the condensed consolidated statements of cash flow:

	March 31, 2020	December 31, 2019
Cash	$428,239	$316,727
Restricted cash (included in other assets)	1,000	1,000
Total cash and restricted cash in the statement of cash flows	$429,239	$317,727

Trade Receivables, Net
The Company’s trade accounts receivable consists of amounts due from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of March 31, 2020.
Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers, contract manufacturers, and distributors. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations and comprehensive loss.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products which may be used in clinical development programs are excluded from inventory and charged to research and development expense as incurred. Prior to the initial date regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on the Company’s condensed consolidated statements of operations and comprehensive loss

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

in the period incurred. Following FDA approval of NURTEC ODT on February 27, 2020, the Company subsequently began capitalizing costs related to inventory manufacturing.

Intangible Assets
The Company had no intangible assets as of December 31, 2019. The Company is required to pay milestone payments of $41,500 related to the FDA approval and launch of NURTEC ODT. These milestone payments were capitalized as an intangible asset and will be amortized to cost of goods sold over the remaining expected life of the patents. For the three months ended March 31, 2020, the Company recognized $241 of amortization on the asset and recorded the expense to cost of goods sold.
Estimated future amortization expense for the intangible assets subsequent to March 31, 2020 is a follows:

2020 (remaining nine months)	2,172
2021	2,895
2022	2,895
2023	2,895
2024	2,895
Thereafter	27,507
41,259

Impairment of Long-lived Assets
The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company believes no impairment of long-lived assets existed as of March 31, 2020
Fair Value Measurements
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. If the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based on market sources including interest rates for companies with similar credit quality for agreements of similar duration, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense is recognized on a straight-line basis over the term of the short-term lease.
For real estate leases, the Company elected to separately account for lease components and non-lease components. In addition, payments made by the Company for improvements to the underlying asset, if the payment relates to an asset of the lessor, are recorded as prepaid rent within other assets of the condensed consolidated balance sheets and expensed as part of the amortization of the right-of-use asset. As of March 31, 2020, the Company had prepaid rent of $2,850 included in other assets in the condensed consolidated financial statements, which consists of leasehold improvements related to leased office space in Yardley, Pennsylvania. As of March 31, 2020, the Company had restricted cash of $1,000 included in other assets in the condensed consolidated financial statements, which represents collateral held by a bank for a LOC issued in connection with the leased office space in Yardley, Pennsylvania. The restricted cash is invested in a non-interest bearing account. See Note 15 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease.
Revenue Recognition
Pursuant to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.
Product Revenue, Net
The Company sells its product principally to its Customers in the United States. The Company’s Customers subsequently resell the products to pharmacies and health care providers. In accordance with ASC 606, the Company recognizes net product revenues from sales when the Customers obtain control of the Company’s products, which typically occurs upon delivery to the Customer. The Company’s payment terms are generally between 30 - 65 days.
Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government and private payor rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients, as well as other incentives for certain indirect customers. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to trade receivable, net if payable to a Customer or accrued expenses if payable to a third-party. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.
Distribution Service Fees: The Company engages with wholesalers to distribute its products to end customers. The Company pays the wholesalers a fee for services such as: Data Reporting, Inventory Management, Chargeback Administration and Service Level Commitment. The Company estimates the amount of distribution services fees to be paid to the Customers and adjusts the transaction price with the amount of such estimate at the time of sale to the Customer.
Shelf Stock Adjustments: The Company provides its Customers with a shelf stock adjustment for all product inventories held by the customer upon any decrease in price. The Company estimates the Customer’s inventory levels and the probability of pricing adjustments using management forecasts, and adjusts the transaction price with the amount of such estimate at the time of sale to the Customer.
Prompt Pay Discounts: The Company provides its Customers with a percentage discount on their invoice if the Customers pay within the agreed upon timeframe. The Company estimates the probability of Customers paying promptly and the percentage of discount outlined in the agreement, and deducts the full amount of these discounts from its gross product revenues and accounts receivable at the time such revenues are recognized.

Product Returns: The Company provides Customers a return credit in the amount of the purchase price paid by Customers for all products returned in accordance with the Company’s returned goods policy. In the initial sales period, the Company estimates its provision for sales returns based on industry data and adjusts the transaction price with such estimate at the time of sale to the Customer. Once sufficient history has been collected for product returns, the Company utilizes that history to inform its estimate assumption. Once the product is returned, it is destroyed. The Company does not record a right-of-return asset.
Chargeback: A chargeback is the difference between the manufacturer's invoice price to the wholesaler and the wholesaler’s customers contract price. The wholesaler tracks these sales and "charges back" the manufacturer for the difference between the negotiated prices paid between the wholesaler's customers and wholesaler's acquisition cost. Biohaven estimates the percentage of goods sold that are eligible for chargeback and adjusts the transaction price for such discount at the time of sale to the Customer.
Administration Fees: Biohaven engages with Pharmacy Benefit Managers ("PBMs") to administer prescription-drug plans for people with third-party insurance through a self-insured employer, health insurance plan, labor union or government plan. The Company pays PBMs “administrative fees” for their role in providing utilization data, administering rebates, and administering claims payments. Biohaven estimates the amount of administration fees to be paid to PBMs and adjusts the transaction price with the amount of such estimate at the time of sale to the Customer.
Rebates: Rebates apply to:
•Medicaid, managed care, expansion programs, the AIDS Drug Assistance Program, the State Pharmaceutical Assistance Program, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program;
•Tricare rebate to the TRICARE third party administrator based on the statutory calculation defined in the Agreement with Defense Health Agency; and
•Part D and Commercial Managed Care rebates are paid based on the contracts with PBMs and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity.
The Company estimates the percentage of goods sold that are eligible for rebates and adjusts the transaction price for such discounts at the time of sale to the Customers.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Coverage Gap: The Medicare Part D coverage gap (also called the "donut hole") is a period of consumer payment for prescription medication costs which lies between the initial coverage limit and the catastrophic-coverage threshold, when the patient is a member of a Medicare Part D prescription-drug program administered by the Centers for Medicare & Medicaid Services. The Company estimates the percentage of goods sold under Coverage Gap and adjusts the transaction price for such discount at the time of sale to the Customer.
Bridge Program: A Bridge Program helps start a patient on a new therapy, especially in cases where payers may have barriers (e.g. prior authorizations and appeals) in place before agreeing to pay for a new drug. Under a Bridge Program the Customer distributes the product free of cost to eligible individuals for a period of time. The Company estimates the percentage of Bridge Program product to be provided at each sale to the customer and adjusts the transaction price with the amount of such estimate. The Company does not recognize revenue on Bridge program provided products. The volume of drug to be supplied under the Bridge Program is estimated by the Company at the time of sale to the Customer.
Stocking Allowance: The Company offers a stocking allowance for new product launches. Stocking allowances are one-time payments that a manufacturer makes to a wholesaler as a condition of the initial placement of the manufacturer’s products in the wholesaler’s warehouse. The Company uses the agreed upon fees and its forecasts for initial product sales to calculate the stocking allowance and adjusts the transaction price with the amount of such estimate at the time of sale to the Customer.
The Company makes significant estimates and judgments that materially affect its recognition of net product revenue. Claims by third-party payors for rebates, chargebacks and discounts frequently are submitted to the Company significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. The Company will adjust its estimates based on new information, including information regarding actual rebates, chargebacks and discounts for its products, as it becomes available.
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of NURTEC ODT, including third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on the Company’s net product revenues and amortization of intangible assets associated with NURTEC ODT. Cost of goods sold may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. In connection with the FDA approval of NURTEC on February 27, 2020, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of NURTEC ODT were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period. These previously expensed costs were not material for the three months ended March 31, 2020.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Adopted Accounting Pronouncements
Effective January 1, 2020 the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU provides guidance for recognizing credit

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

losses on financial instruments based on an estimate of current expected credit losses model. This new standard amends the current guidance on the impairment of financial instruments and adds an impairment model known as current expected credit loss ("CECL") model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. The FASB subsequently issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses to clarify and address certain items related to the amendments in ASU 2016-13. ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition relief, was issued to provide entities that have certain instruments within the scope of ASC 326 with an option to irrevocably elect the fair value option under ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. The adoption of ASU 2016-13 on did not have an effect on the condensed consolidated financial statements as its first trade accounts receivables were recorded following the adoption.
Effective January 1, 2020 the Company adopted ASU No. 2018-15, - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), a new standard on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement ("CCA") that aligns the requirements for capitalizing implementation costs in a CCA service contract with existing internal-use software guidance. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The adoption of ASU 2018-15 did not have an effect on the Company’s condensed consolidated financial statements.
Effective January 1, 2020 the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements. The adoption of ASU 2018-13 had no effect on the Company’s condensed consolidated financial statements and no significant effect on the related fair value disclosures.
In March 2020, the FASB issued ASU 2020-03. This ASU improves and clarifies various financial instruments topics, including the CECL standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 on issuance. The adoption of ASU 2020-03 did not have a significant effect on the Company's condensed consolidated financial statements.
Future Adoption of New Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its condensed consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new standard addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its condensed consolidated financial statements.

3.   Fair Value of Financial Assets and Liabilities
The Company held no financial assets measured at fair value on a recurring basis as of March 31, 2020, or December 31, 2019.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.   Fair Value of Financial Assets and Liabilities (Continued)
The following tables present information about the Company's financial liability measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurement as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$650	$650
	$—	$—	$650	$650

	Fair Value Measurement as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$37,690	$37,690
	$—	$—	$37,690	$37,690

The following table provides a roll forward of the aggregate fair value of the Company’s derivative liability (see Note 9) for which fair value is determined by Level 3 inputs for the three months ended March 31, 2020 and 2019:

Derivative Liability
Balance at December 31, 2019	$37,690
Change in fair value	5,781
Partial settlement of derivative liability	(42,821)
Balance at March 31, 2020	$650

The Company held no financial assets or liabilities for which fair value is determined by Level 3 inputs for the three months ended March 31, 2019.
Valuation of Derivative Liability
The fair value of the derivative liability recognized in connection with the Series A preferred shares agreement with RPI Finance Trust ("RPI"), as described in Note 9, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability relates to certain scenarios outlined in the agreement that would result in accelerated payments as compared to the agreement's host instrument. The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement.
As inputs into the valuation, the Company considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate using credit spreads of biopharmaceutical companies in similar stages of development to the Company. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative was recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. If factors change and different assumptions are used, the fair value of the derivative liability and the recorded gains or losses due to the change in the fair value could be materially different in the future.
Upon the FDA's approval of NURTEC ODT the Company remeasured the derivative using the inputs noted above. The Company settled the derivative liability associated with this approval of $42,821, which modified the timing of the payment obligation related to the redeemable preferred share liability.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.   Fair Value of Financial Assets and Liabilities (Continued)
Valuation of Liability Related to Sale of Future Royalties
In June 2018, and as described in Note 8, the Company entered into a funding agreement with RPI, accounted for as a liability financing. As of March 31, 2020, the fair value of the liability related to sale of future royalties, used in determining the effective interest rate of the liability, is based on the Company's current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which is considered Level 3.

4.   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2020	As of December 31, 2019
Prepaid clinical trial costs	$13,161	$6,101
Prepaid manufacturing	4,778	—
Prepaid commercial costs	14,567	—
Other prepaid and current assets	4,782	5,453
	$37,288	$11,554

5.   Equity Method Investment
The Company has a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of March 31, 2020 and December 31, 2019, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.
The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company’s proportional share of Kleo’s net income or loss in each period. The Company's ownership interest in outstanding stock of Kleo for the three months ended March 31, 2020 and 2019 was 41.9%. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo’s net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo as follows:

	Three Months Ended March 31,
	2020	2019
Proportionate share of Kleo's net loss	$1,380	$900

The carrying value of the Company’s investment in Kleo was $3,958 and $5,338 as of March 31, 2020 and December 31, 2019, respectively, and is reported as equity method investment on the condensed consolidated balance sheet. The carrying value of the investment represents the Company’s maximum loss exposure as of the balance sheet date. The following table provides a roll-forward of the carrying value of the Company’s equity method investment:

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5.   Equity Method Investment (Continued)

Carrying Value
Balance at December 31, 2019	$5,338
Loss recognized in connection with equity method investment	(1,380)
Balance at March 31, 2020	$3,958

Balance at December 31, 2018	$11,414
Loss recognized in connection with equity method investment	(900)
Balance at March 31, 2019	$10,514

6.   Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following:

	As of March 31, 2020	As of December 31, 2019
Accrued development milestones	$32,801	$12,000
Accrued employee compensation and benefits	9,462	3,521
Accrued clinical trial costs	9,736	16,476
Accrued commercialization and other professional fees	17,864	15,408
Other accrued expenses and current liabilities	6,907	4,697
	$76,770	$52,102

7. Inventories

Inventories consisted of the following:

As of March 31, 2020
Raw materials	$—
Work-in-process	4,287
Finished goods	295
$4,582

8.   Liability Related to Sale of Future Royalties, net
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Liability Related to Sale of Future Royalties, net (Continued)
The Company determined the fair value of the common shares based on the closing share price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of accounting. The effective interest rate under the Funding Agreement, including transaction costs, is approximately 27% as of March 31, 2020.
The following table shows the activity within the liability account for the three months ended March 31, 2020 and 2019, respectively, related to the Funding Agreement.

	Three Months Ended March 31,
	2020	2019
Liability related to sale of future royalties - beginning balance	$144,111	$117,515
Royalty revenues payable to RPI	(24)	—
Non-cash interest expense on liability related to sale of future royalties	8,425	6,817
Liability related to sale of future royalties - ending balance	$152,512	$124,332

9.  Mandatorily Redeemable Preferred Shares, net
In April 2019, the Company sold 2,495 Series A preferred shares (the "Series A Preferred Shares") to RPI at a price of $50,100 per preferred share pursuant to a Series A preferred share purchase agreement (the "Preferred Share Agreement"). The gross proceeds from the transaction with RPI were $125,000, with $105,000 of the proceeds used to purchase a priority review voucher ("PRV") issued by the United States Secretary of Health and Human Services to potentially expedite the regulatory review of the new drug application ("NDA") for the ODT formulation of rimegepant and the remainder of the proceeds to be used for other general corporate purposes. Pursuant to the Preferred Share Agreement, the Company may issue additional Series A Preferred Shares to RPI in up to three additional closings for an aggregate amount of $75,000. The issuance of additional Series A Preferred Shares is also subject to customary closing conditions. Subject to the satisfaction of the applicable conditions under the Preferred Share Agreement, the issuance of additional Series A Preferred Shares is entirely at the Company’s option, and the Company is not obligated to issue any additional Series A Preferred Shares, subject to a fee up to $3,000 if not issued in total. The fee is reduced proportionally by the amount of additional Series A Preferred Shares issued up to the aggregate $75,000, in which the fee is reduced to zero.
The holders of the Company's outstanding Series A Preferred Shares will have the right to require redemption of the shares in certain circumstances. If a Change of Control, as defined in the Company's memorandum and article of association, occurs and the Series A Preferred Shares have not previously been redeemed, the Company must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control or in equal quarterly installments following the closing of the Change of Control through December 31, 2024.
The Company may redeem the Series A Preferred Shares at its option at any time for two times (2x) the original purchase price, which redemption price may be paid in a lump sum or in equal quarterly installments through December 31, 2024.
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
Following the approval by the FDA of rimegepant in February 2020 and starting one-year after approval, the Company intends to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments through December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 18%, and the Company recognized $5,561 and $0 in interest expense for the three months ended March 31, 2020

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.  Mandatorily Redeemable Preferred Shares, net (Continued)

and March 31, 2019, respectively. The Company had 2,495 Series A preferred shares issued and outstanding as of March 31, 2020 and December 31, 2019.
The following table shows the activity within the preferred share liability for the three months ended March 31, 2020:

Carrying Value
Net balance at December 31, 2019	$103,646
Partial settlement of derivative liability	42,821
Non-cash interest expense recognized, including transaction cost amortization	5,561
Net balance at March 31, 2020	$152,028

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
Upon the FDA's approval of NURTEC ODT the Company remeasured the derivative using the inputs noted above. The Company settled the derivative liability associated with this approval of $42,821, which modified the timing of the payment obligation related to the redeemable preferred share liability.

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
Both warrants, each to purchase 107,500 common shares at an exercise price of $9.2911 per share, were exercised in March 2019, resulting in proceeds to the Company of $1,998. The common shares settled in the second quarter of 2019.

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
In addition to the common shares issued to FCCDC, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing (See Note 14). The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43. The warrant has accelerated vesting in the event of a change of control of Biohaven.

11.   Shareholders' Equity
Changes in shareholders’ equity for the three months ended March 31, 2020 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance as of December 31, 2019	52,385,283	$881,426	$83,523	$(972,373)	$(7,424)
Issuance of common shares, net of offering costs	5,555,554	282,833	—	—	282,833
Issuance of common shares under equity incentive plan	447,111	10,880	(8,273)	—	2,607
Non-cash share-based compensation expense	—	—	16,879	—	16,879
Net loss	—	—	—	(172,937)	(172,937)
Balance as of March 31, 2020	58,387,948	$1,175,139	$92,129	$(1,145,310)	$121,958

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.   Shareholders' Equity (Continued)
Changes in shareholders’ equity for the three months ended March 31, 2019 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance as of December 31, 2018	44,197,549	$554,384	$40,104	$(443,568)	$150,920
Issuance of common shares under equity incentive plan	85,445	1,961	(896)	—	1,065
Non-cash share-based compensation expense	—	—	7,330	—	7,330
Net loss	—	—	—	(62,304)	(62,304)
Balance as of March 31, 2019	44,282,994	$556,345	$46,538	$(505,872)	$97,011

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

12. Share-Based Compensation
Non-Cash Share-Based Compensation Expense
Non-cash share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three to four years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for both stock options and RSUs, was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$6,251	$3,700
General and administrative expenses	10,628	3,630
	$16,879	$7,330

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12. Share-Based Compensation (Continued)
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at March 31, 2020.
As of March 31, 2020, unrecognized compensation expense related to unvested stock options totaled $77,324, which the Company expects to be recognized over a weighted-average period of 2.39 years. The Company expects approximately 3,821,719 of the unvested stock options to vest over the requisite service period.
The following table is a summary of the Company's stock option activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	9,423,015	$24.58
Granted	88,838	$45.63
Exercised	(350,461)	$7.44
Forfeited	(24,563)	$36.95
Outstanding at March 31, 2020	9,136,829	$25.41	7.51	$119,446
Options exercisable at March 31, 2020	5,315,110	$16.47	6.65	$106,407
Vested at March 31, 2020 and expected to vest in the future	9,136,829	$25.41	7.51	$119,446

Restricted Share Units
The Company’s Restricted Share Units ("RSUs") are considered nonvested share awards and require no payment from the employee. For each RSU, employees receive one common share at the end of the vesting period. The employee can elect to receive the one common share net of taxes or pay for taxes separately and receive the entire share. Compensation cost is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period.
As of March 31, 2020, there was $24,379 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.76 years. The total fair value of RSUs vested during three months ended March 31, 2020 was $4,829.
The following table is a summary of the RSU activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested outstanding as of December 31, 2019	88,950	$57.40
Granted	482,175	$54.92
Forfeited	(4,750)	$54.28
Vested	(86,508)	$55.82
Unvested outstanding as of March 31, 2020	479,867	$55.22

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

13.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(172,937)	$(62,304)
Denominator:
Weighted average common shares outstanding—basic and diluted	56,412,439	44,242,070
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(3.07)	$(1.41)

The Company’s potential dilutive securities, which include stock options, restricted share units, and warrants to purchase common shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders of the Company is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31, 2020
	2020	2019
Options to purchase common shares	9,136,829	7,923,334
Warrants to purchase common shares	106,751	221,751
Restricted share units	483,617	—
	9,727,197	8,145,085

14.  License and Other Agreements
Yale University
In September 2013, the Company entered into an exclusive license agreement with Yale University (the "Yale Agreement") to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression. As part of the consideration for this license, the Company issued Yale 250,000 common shares and granted Yale the right to purchase up to 10% of the securities issued in specified future equity offerings by the Company, in addition to the obligation to issue shares to prevent anti-dilution. The obligation to contingently issue equity to Yale was no longer outstanding as of December 31, 2018.
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
(Unaudited)
14.  License and Other Agreements (Continued)
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
For the three months ended March 31, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the Yale agreement.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center, Inc. (FCCDC), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. The Company is obligated to pay $3,000 upon the achievement of specified regulatory milestones with respect to the first licensed product and $1,000 upon the achievement of specified regulatory milestones with respect to subsequently developed products, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the agreement, payable on a quarterly basis. To date, no milestone or royalty payments have been made under this agreement.
In connection with the ALS Biopharma Agreement, the Company also issued to ALS Biopharma (i) 50,000 common shares; (ii) an immediately exercisable warrant to purchase 275,000 common shares at an exercise price of $5.60 per share; and (iii) a warrant to purchase 325,000 common shares at an exercise price of $5.60 per share, which warrant became exercisable upon the Company's achievement of a specified regulatory milestone in May 2016. The ALS Biopharma Agreement terminates on a country-by-country basis as the last patent rights expire in each such country. If the Company abandons its development, research, licensing or sale of all products covered by one or more claims of any patent or patent application assigned under the ALS Biopharma Agreement, or if the Company ceases operations, it has agreed to reassign the applicable patent rights back to ALS Biopharma.
For the three months ended March 31, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.
Catalent Agreements for Rimegepant
In January 2018, the Company entered into an exclusive world-wide license and development agreement with Catalent U.K. Swindon Zydis Limited, a subsidiary of Catalent, Inc. ("Catalent") pursuant to which the Company obtained certain license rights to the Zydis ODT technology for use with NURTEC ODT. Since NURTEC ODT utilizes the Zydis ODT technology, the agreement permits the Company to purchase the commercial product from Catalent at a fixed price, inclusive of a royalty. Under the agreement, Catalent will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party until 2031, subject to certain minimum commercial revenues.
Under this agreement, the Company is responsible for conducting clinical trials and preparing and filing regulatory submissions. The Company has the right to sublicense its rights under the agreement subject to Catalent’s prior written consent. Catalent has the right to enforce the patents covering the Zydis technology and to defend any allegation that a formulation using Zydis technology, such as NURTEC ODT, infringes a third party’s patent.
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
In connection with the agreement with Catalent, upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay Catalent up to $1,500 upon the achievement of specified regulatory and commercial milestones. The Company recorded the $1,500 in milestone payments as an intangible asset in its condensed consolidated balance sheets in the first quarter of 2020, and will amortize the expense to cost of goods sold on its condensed consolidated statement of operations and comprehensive loss over the patent life. The Company paid $750 of the $1,500 in milestone payments to Catalent in the first quarter of 2020, and expects to pay the remaining $750 in milestone payments in the second quarter of 2020.
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
For the three months ended March 31, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the Rutgers Agreement.
BMS Agreement
In July 2016, the Company entered into an exclusive, worldwide license agreement with BMS (the "BMS Agreement") for the development and commercialization rights to rimegepant and vazegepant, as well as other CGRP-related intellectual property. In exchange for these rights, the Company agreed to pay BMS initial payments, milestone payments and royalties on net sales of licensed products under the agreement.
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
(Unaudited)
14.  License and Other Agreements (Continued)
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
In connection with the BMS Agreement, upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay BMS $40,000 in milestone payments. The Company recorded the $40,000 in milestone payments as an intangible asset on its condensed consolidated balance sheets in the first quarter of 2020, and will amortize the expense to cost of goods sold on its condensed consolidated statement of operations and comprehensive loss over the patent life. The Company paid $20,000 of the $40,000 in milestone payments to BMS in the first quarter of 2020, and expects to pay the remaining $20,000 in milestone payments in the third quarter of 2020.
In connection with the BMS Agreement, the Company is required to pay $2,000 to BMS on commencement of a Phase 1 clinical trial, $4,000 on commencement of a Phase 2 clinical trial, and $6,000 on commencement of a Phase 3 clinical trial, the occurrence of which the Company believes is probable, for certain milestones relating to the development of vazegepant. Accordingly, the Company recognized these liabilities in accrued expenses within the condensed consolidated balance sheets in the fourth quarter of 2018, first quarter of 2019, and fourth quarter of 2019, respectively. Per the BMS Agreement, the payment obligations under the agreement were deferred until the earlier of FDA approval of rimegepant or the discontinuation of the rimegepant development program. Upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay BMS the $2,000 and $4,000 milestone payments for the commencement of the Phase 1 and Phase 2 clinical trials of vazegepent, respectively, and made the milestone payments in the second quarter of 2020. The Company expects to pay the $6,000 milestone payment following the commencement of the Phase 3 clinical trial of vazegepant.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14.  License and Other Agreements (Continued)
For the three months ended March 31, 2020 and 2019, the Company recorded $115 and $0, respectively, in royalty expense in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss under the BMS agreement.
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
As part of the consideration under the 2016 AstraZeneca Agreement, the Company agreed to issue to AstraZeneca common shares in the amount of $10,000 if the Company completed a qualifying equity financing resulting in proceeds of at least $30,000 prior to December 29, 2016. Under the terms of the 2016 AstraZeneca Agreement, if the qualifying financing transaction involved the issuance of preferred shares, AstraZeneca would be entitled to receive preferred shares instead of common shares, at its option. The number of shares issued would be determined based on the price per share paid by investors in the qualifying financing transaction. Upon the occurrence of the qualifying financing transaction, 50% of the shares would be issuable upon the closing of the transaction (the "First Tranche") and the other 50% would become issuable upon the earlier of (i) the initiation of a Phase 2b or equivalent clinical trial of a product candidate based on the licensed patent rights or (ii) any liquidity event, including an IPO of the Company, any change of control of the Company or any assignment of the Company's rights and obligations under the 2016 AstraZeneca Agreement (the "Second Tranche"). The number of shares issuable to AstraZeneca in each of the First Tranche and the Second Tranche is determined by dividing $5,000 by the price per share paid by investors in the Company's Series A First Closing, or $9.2911. In addition, AstraZeneca had the right to purchase up to 8%, on a fully diluted basis, of shares issued in such qualifying financing transaction, on the same terms and rights as all other investors involved in the financing.
In October 2016, upon completion of the Series A First Closing, the contingency associated with the First Tranche of contingently issuable equity related to the occurrence of a qualified financing was satisfied. As a result, the Company issued to AstraZeneca 538,150 Series A preferred shares with an aggregate fair value of $5,000, or $9.2911 per share. Upon issuance of the 538,150 Series A preferred shares to AstraZeneca, the Company reclassified the contingent equity liability associated with the First Tranche of $5,000 to the carrying value of Series A preferred shares.
The Company determined that the fair value of the contingent equity liability associated with the Second Tranche at each reporting date since the date of issuance, recognizing changes in the fair value of the contingent equity liability as a component of other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent equity liability continued to be recognized until the occurrence of a triggering event, which occurred in May 2017 with the completion of the IPO.
In May 2017, in connection with the completion of its IPO, the Company issued 538,150 common shares to AstraZeneca in satisfaction of its obligation to contingently issue the Second Tranche of equity securities pursuant to the license agreement and remeasured the contingent equity liability to fair value. The Company recognized expense of $4,273 during the year ended

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14.  License and Other Agreements (Continued)
December 31, 2017 as a result of changes to the fair value of the contingent equity liability prior to its extinguishment in May 2017.
For the three months ended March 31, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the 2016 AstraZeneca Agreement.
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
In connection with the Funding Agreement, the Company recorded $8,425 and $6,817 in non-cash interest expense on its liability related to sale of future royalties for the three months ended March 31, 2020 and 2019, respectively. The Company did not make any royalty payments under the Funding Agreement during the three months ended March 31, 2020 and 2019.
2018 License Agreement with AstraZeneca
In September 2018, the Company entered into the 2018 AstraZeneca Agreement. Under the 2018 AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment of $3,000 and 109,523 shares valued at $4,080 on the date of settlement, both of which were included in research and development expense, and is obligated to pay milestone payments to AstraZeneca totaling up to $55,000 upon the achievement of specified regulatory and commercial milestones and up to $50,000 upon the achievement of specified sales-based milestones. In addition, we will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of specified approved products, subject to specified reductions.
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
The Company is now solely responsible, and has agreed to use commercially reasonable efforts, for all development, regulatory and commercial activities related to verdiperstat. The Company may sublicense its rights under the Agreement and, if it does so, will be obligated to pay a portion of any milestone payments received from the sublicense to AstraZeneca in addition to any milestone payments it would otherwise be obligated to pay. The Company is also now responsible for the prosecution and maintenance of the patents related to verdiperstat and has the first right to prosecute infringement of the patents and defend challenges to the validity or enforceability of the patents.
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
For the three months ended March 31, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.
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
(Unaudited)
14.  License and Other Agreements (Continued)
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
The Company recorded $955 and $0 of expense related to the Research Plan milestones with FCCDC during the three months ended March 31, 2020 and 2019, respectively.

15.  Commitments and Contingencies
Summarized below are the matters previously described in Note 16 of the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2019, updated as applicable.
Lease Agreements
Real Estate
In August 2019, the Company entered into a lease agreement for office space in Yardley, Pennsylvania to support expansion of the Company's commercial operations in anticipation of the NURTEC ODT commercial launch. The lease was originally expected to commence in the first quarter of 2020 but, due to complications from the COVID-19 pandemic, is now expected to commence in the second quarter of 2020. It will have a term of 88 months, with the ability to extend to 148 months. The Company has restricted cash of $1,000, as of March 31, 2020 and December 31, 2019, included in other assets in the condensed consolidated balance sheets, which represents collateral held by a bank for a letter of credit issued in connection with the lease. The restricted cash is invested in a non-interest bearing account.
The lessor has provided the Company a temporary space to occupy while leasehold improvements are completed prior to the lease commencement. With the exception of the first month's rent payment made on execution of the lease, the Company is not required to pay rent until five months after lease commencement. The Company determined there were two units of account for the lease, one for use of the temporary space, with a duration from the lease execution date to the lease commencement date and another for the use of the premises, with a duration from the lease commencement date to the lease termination date. The two units of account are being treated as two separate operating leases.
Since the Company expects to occupy the temporary space for less than 12 months, the Company did not record a right-of-use asset and lease liability on its balance sheet for the temporary space. The rent expense for the temporary space recognized for the three months ended March 31, 2020 was $43 because there will be no cash payment for use of the temporary space, the rent expense recognized for the use of the temporary space is being treated as deferred rent payments.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
15.  Commitments and Contingencies (Continued)

The Company can begin occupying the premises after the landlord has substantially completed all agreed upon improvements to the office space. Upon substantial completion of the office space now expected to occur in the second quarter of 2020 due to construction delays caused by the current COVID-19 pandemic, the Company expects to record a right-of-use asset and operating lease liability on its balance sheet and straight-line the lease expense over the duration of the lease.
Commercial Fleet
During the fourth quarter of 2019 and the first quarter of 2020, the Company took delivery of the first few vehicles related to its commercial car fleet. The remainder, and majority, of these vehicles will become available for use during 2020. While insignificant as of March 31, 2020, the Company expects to record a right-of-use asset and lease liability on its balance sheet when the remaining vehicles become available for use.
Research Commitments
The Company has entered into agreements with several contract research organizations to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specified circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2020 or December 31, 2019.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2020, there were no matters which would have a material impact on the Company’s financial results.

16.   Related Party Transactions
Guarantor and Co-Guarantor Warrants
The guarantor and co-guarantor of the Credit Agreement with Wells Fargo are each shareholders and members of the board of directors of the Company. The Company issued warrants to the guarantor and co-guarantor in exchange for their respective guarantees (see Note 10 and 11). On January 26, 2017, each of these two directors received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. Both warrants were exercised in March 2019 and common shares settled in the second quarter of 2019.

Form 10-Q Table of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.
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

Overview
We are a commercial-stage biopharmaceutical company with a marketed product, NURTEC™ ODT (rimegepant), for the acute treatment of migraine and a portfolio of innovative product candidates targeting neurological diseases, including rare disorders. NURTEC ODT, was approved by the U.S. Food and Drug Administration ("FDA") on February 27, 2020, and became available by prescription in U.S. pharmacies on March 12, 2020. NURTEC ODT is the first and only calcitonin gene-related peptide ("CGRP") receptor antagonist available in a quick-dissolve orally dissolving tablet ("ODT") formulation that is approved by the FDA for the acute treatment of migraine in adults. Our other product candidates are based on multiple mechanisms —CGRP receptor antagonists, glutamate modulators and myeloperoxidase inhibition—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications.
Our late-stage programs include the following:

Product	Platform	Indication	Development Stage
NURTEC™ ODT	CGRP	Acute treatment of migraine	Approved by the FDA on February 27, 2020 and commercialization begun March 2020.
Rimegepant	CGRP	Prevention of migraine	Positive results for Phase 3 trial for prevention reported in the first quarter of 2020. Plan to file a supplemental new drug application ("sNDA").
Rimegepant	CGRP	Trigeminal Neuralgia	Phase 2 proof of concept trial ongoing.
Vazegepant	CGRP	Acute treatment of migraine	Phase 3 trial expected to commence later in 2020.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in spinocerebellar ataxia ("SCA") complete; extension trial ongoing. Phase 3 trial ongoing.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Phase 2/3 trial ongoing; results expected in the third quarter of 2020.
Troriluzole	Glutamate	Alzheimer’s disease	Phase 2/3 trial ongoing; passed interim analysis in the fourth quarter of 2019 and topline data expected the first quarter of 2021.
Verdiperstat	MPO	Multiple System Atrophy ("MSA")	Phase 3 trial initiated in third quarter of 2019. Results expected in 2021.
Verdiperstat	MPO	Amyotrophic Lateral Sclerosis ("ALS")	Phase 3 HEALEY ALS Platform Trial at Massachusetts General Hospital ("MGH"), to begin mid-2020.

CGRP Platform
In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and vazegepant (previously known as BHV-3500), through a license agreement with Bristol-Myers Squibb Company (“BMS”), which was amended in March 2018.
Rimegepant
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute and preventive treatment of migraine. During the second quarter of 2019, we submitted NDAs for the acute treatment of migraine to the FDA for the Zydis ODT and tablet formulations of rimegepant. The NDA submission of the Zydis ODT formulation of rimegepant was submitted using an FDA priority review voucher, purchased in March 2019, providing for an expedited 6-month review. NURTEC ODT (rimegepant) was approved by the FDA on February 27, 2020 and was available by prescription in U.S. pharmacies on March 12, 2020. The NURTEC ODT product efficacy and safety label can be found at www.nurtec.com. In addition, a summary of key rimegepant studies is described below.
Study 301/Study 302
In March 2018, we announced positive topline data from our first two pivotal Phase 3 trials (“Study 301 and Study 302”) for the acute treatment of migraine. In each trial, treatment with a single 75 mg dose of rimegepant met the co-primary efficacy endpoints of the trial, which were superior to placebo, at two hours post-dose, on measures of pain freedom and freedom from the patient’s MBS. In addition to achieving both co-primary endpoints in each of the trials, rimegepant also was observed to be generally safe and well-tolerated in the trials, with a safety profile similar to placebo. The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the FDA and provide the basis for the submission of an NDA to the FDA.
Study 303
A third Phase 3 clinical trial for the acute treatment of migraine with a bioequivalent ODT formulation of rimegepant commenced in February 2018. On December 3, 2018, we announced positive topline data from this randomized, controlled Phase 3 clinical trial (“BHV3000-303” or “Study 303”) evaluating the efficacy and safety of our Zydis ODT formulation of rimegepant for the acute treatment of migraine. Rimegepant differentiated from placebo on the two co-primary endpoints using a single dose, pain freedom and freedom from the MBS at two hours. In total, rimegepant was significantly differentiated from the placebo in the first 21 consecutive primary and secondary outcome measures that were pre-specified. Patients treated with the rimegepant Zydis ODT formulation began to numerically separate from placebo on pain relief as early as 15 minutes, and this difference was statistically significant at 60 minutes. Additionally, a significantly greater percentage of patients treated with rimegepant Zydis ODT returned to normal functioning by 60 minutes and lasting clinical benefit compared to placebo was observed through 48 hours after a single dose of rimegepant on freedom from pain, pain relief, freedom from the MBS, and freedom from functional disability. The safety and tolerability observations of rimegepant in Study 303 were consistent with our previous observations. The overall rates of adverse events were similar to placebo (13.2% with respect to rimegepant compared to 10.5% with placebo). The co-primary endpoints achieved in the Phase 3 trials are consistent with regulatory guidance from the FDA and formed the basis of efficacy data required by the FDA for approval.
Study 305
In November 2018, we initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75 mg to evaluate its efficacy and safety as a preventive therapy for migraine (“BHV3000-305” or “Study 305”). In March of 2020 Biohaven announced positive topline results from this study. Rimegepant 75 mg, dosed every other day, demonstrates statistically significant superiority, compared to placebo, on the primary endpoint of reduction in the mean number of migraine days per month in both episodic and chronic migraine patients. The safety profile seen in the 370 patients who received rimegepant 75 mg every other day was consistent with prior clinical trial experience. Further detailed results of the study are expected to be presented at medical conferences in 2020 and 2021. We plan to file an sNDA for rimegepant for prevention of migraine later in 2020.
Pediatric Study Plan
In June 2019, the FDA provided agreement for the Pediatric Study Plan.
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
In January 2019, we and our wholly owned subsidiary, BioShin Consulting Services Company Ltd. (“BioShin”), a Shanghai based limited liability company, jointly announced that the National Medical Products Administration (“NMPA,” formerly, the China FDA) had accepted the investigational new drug (“IND”) application for rimegepant for the treatment of migraine. As previously announced, BioShin was established to develop and potentially commercialize our late-stage migraine and neurology portfolio in China and other Asia-Pacific markets. Following the results of Study 303, we submitted a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. The IND application for the Zydis ODT formulation of rimegepant was accepted by the NMPA in the fourth quarter of 2019.
Vazegepant
Administration of intranasal vazegepant in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. We advanced vazegepant into a Phase 2/3 trial to evaluate its efficacy for the acute treatment of migraine in the first quarter of 2019. We believe that intranasal vazegepant may provide an ultra-rapid onset of action that could be used in a complimentary fashion with other migraine treatments when the speed of onset is critical to a patient. In December 2019, we announced positive topline results from the Phase 2/3 trial. Vazegepant 10 and 20 mg was statistically superior to placebo on the co-primary endpoints of pain freedom and freedom from the MBS at two hours using a single dose. Additional results from this study are anticipated to be presented at upcoming scientific meetings in 2020, and a Phase 3 study is planned for later in 2020.
In April 2020, Biohaven announced its plan to study intranasal vazegepant in pulmonary complications of COVID-19 disease. The IND was approved by the Division of Pulmonary, Allergy, and Critical Care at FDA in April 2020, and a Phase 2 trial will start in the second quarter of 2020 in collaboration with Thomas Jefferson University and other academic medical institutions. The clinical trial will assess the potential benefits of CGRP receptor-blockade in mitigating an excessive immune response which in some cases can be fatal in COVID-19.
Glutamate Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is in multiple Phase 3 trials. Other product candidates include sublingual riluzole (BHV-0223) and BHV-5000 which is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
Troriluzole
Ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been SCA. We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. A Phase 3 trial began enrollment in March 2019 to evaluate the efficacy of troriluzole in SCA. We believe that the non-statistically significant clinical observations from our first Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into a Phase 3 trial that could provide the data needed to serve as the basis for an NDA. We expect to complete enrollment in the Phase 3 trial of troriluzole in SCA in the second half of 2020.
Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. Enrollment in this study was completed in the first quarter of 2020.
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
BHV-0223
BHV-0223 was in development as a sublingual form of riluzole for the treatment of ALS. In January 2018, we announced positive results of a bioequivalence study with BHV-0223 and marketed riluzole, thus providing pivotal data that we believed was sufficient for the filing of an NDA with the FDA, allowing us to pursue the regulatory approval of BHV-0223 for ALS under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act. We submitted an NDA in September 2018, and the PDUFA date was in July 2019. In July 2019, we announced that we received a CRL from the FDA for the 505(b)2 application seeking approval for BHV-0223 (riluzole) for the treatment of ALS. The sole issue identified in the CRL relates to an FDA concern regarding the use of an active pharmaceutical ingredient (“API”) manufactured by Apotex Pharmachem India Private Limited (“Apotex”) and used in the drug product supplies for the bioequivalence study in 2017. In the CRL, the FDA stated that it provided recommendations to Apotex regarding the information needed to qualify previous API batches manufactured at Apotex during the time period in question. We have been subsequently informed by the manufacturer that the manufacturer had an exemption from the FDA to supply riluzole to the U.S. market during that time period. We have been in contact with the FDA’s Chemistry, Manufacturing, and Controls (“CMC”) group and Apotex to resolve the matter and we have already submitted additional information to the FDA regarding this issue. We note that the API for commercial supply of BHV-0223 is currently sourced from another supplier, with whom no CMC issues have been identified. The FDA did not cite any other concerns in their CRL regarding BHV-0223. Interactions with the FDA and the API manufacturer are ongoing.
BHV-5000
We are also developing BHV-5000, an orally available, low-trapping NMDA receptor antagonist, for the treatment of neuropsychiatric diseases. One potential target indication includes Complex Regional Pain Syndrome (“CRPS”). CRPS is a rare, chronic pain condition typically affecting limbs and triggered by traumatic injury. Accompanying symptoms also include chronic inflammation and reduced mobility in the affected areas. Other disorders of interest include treatment-resistant major depressive disorder and Rett syndrome. Rett syndrome is a rare and severe genetic neurodevelopmental disorder for which no approved treatments are currently available. We acquired worldwide rights to BHV-5000 under an exclusive license agreement with AstraZeneca AB in October 2016. We selected a lead formulation at the end of 2017 and completed single dosing in a Phase 1 clinical trial of BHV-5000 in January 2018 to evaluate its pharmacokinetic properties. Assessment of therapeutic doses that could be advanced in future trials, informed by results of nonclinical studies, is ongoing.
MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of neurodegenerative diseases. One target indication is MSA, a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. Verdiperstat has received orphan drug designation for the treatment of MSA from both the FDA and the European Medicines Agency. In addition, Fast Track status was granted by the FDA in March 2020 for verdiperstat for the treatment for MSA. A Phase 3 trial began enrollment in July 2019 to evaluate the efficacy of verdiperstat in MSA. The China IND approval to join the Phase 3 clinical trial of verdiperstat for the treatment of MSA was obtained in the fourth quarter of 2019.
Another potential target indication is ALS. In September 2019, we announced that verdiperstat was selected to be studied in the HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at MGH in collaboration with the Northeast ALS Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. We have entered into an exclusive license agreement with AstraZeneca for the product candidate. A Phase 2/3 clinical trial of verdiperstat is anticipated to begin mid-2020.
Preclinical
In May 2019, we entered into an agreement with Fox Chase Chemical Diversity Center Inc. (“FCCDC”) for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by us. (See Note 14).

Recent Developments
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

COVID-19 Update
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas.
Although, as of the date of this Quarterly Report on Form 10-Q, we do not expect any material impact on our long-term activity, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, including government-imposed quarantines, travel restrictions and other public health safety measures.
The COVID-19 pandemic may impair our commercialization of NURTEC ODT. The spread of COVID-19 may reduce demand for NURTEC ODT. In response to regional quarantines, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in less prescriptions of NURTEC ODT than projected, thereby adversely affecting our revenues. In addition, in connection with the recent FDA approval of NURTEC ODT, we have been making presentations to physicians regarding the efficacy of NURTEC ODT but as a result of the COVID-19 pandemic, we have needed to and may continue to need to conduct some or all of these key meetings with medical professionals solely by virtual means instead of in-person, which could reduce the number of medical professionals we are able to present to, and we cannot guarantee that any such virtual meetings will be as successful as in-person meetings. Moreover, restrictions on travel and transport may result in disruptions in NURTEC ODT distribution. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.
The continued spread of COVID-19 could also adversely impact our clinical trial operations. For example, we may be unable to enroll or retain an adequate number of patients to commence or complete our clinical trials, data may be missing, the FDA may delay or terminate clinical trials for any of our product candidates, or primary outcome measures may be impacted. As a result, our ability to generate product revenue from sales of any of those product candidates will be delayed or not realized at all.
Business interruptions from the current or future pandemics may also adversely impact the third parties we rely on to sufficiently manufacture NURTEC ODT and to produce our product candidates in quantities we require, which may impair the commercialization of NURTEC ODT and our research and development activities.
The COVID-19 pandemic and responses to its spread have negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. This significant disruption of the global financial markets could reduce our ability to access equity or debt capital on attractive terms if at all, which in turn could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares.
We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. We have implemented internal controls to contemplate a remote work environment and our incident management teams are in place to respond to changes in our work environment quickly and effectively. As a result of the COVID-19 pandemic, we have instructed most of our employees to work from home. We also recently announced a collaboration with Cove in order to facilitate telemedicine evaluation for migraine sufferers while patients are increasingly looking to remote evaluations during this time of unprecedented decreased access to routine office visits.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our business, financial condition or results of operations.

Capital Requirements
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization of NURTEC ODT, and/or the development and commercialization one or more of our current product candidates and programs. Our net loss was $172.9 million and $62.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $1,145.3 million. We expect to continue to incur significant expenses for the foreseeable future as we continue the launch of NURTEC ODT, and advance our other product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution related to NURTEC ODT. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.
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
Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even though we are generating product sales of NURTEC ODT, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
As of May 7, 2020, the issuance date of these condensed consolidated financial statements, we expect that our cash as of March 31, 2020, and our available issuance of additional Series A Preferred Shares under the Preferred Share Agreement, will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. We will need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we will be required to delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.

Components of Our Results of Operations
Product Revenues, Net
We began to recognize revenue from product sales, net of rebates, chargebacks, discounts and other adjustments, in March of 2020 in conjunction with the launch of our first product, NURTEC ODT. We recently launched NURTEC ODT and will continue to evaluate trends related to revenue momentum for NURTEC ODT, including any discernible impacts of the COVID-19 pandemic. If our development efforts for our other product candidates are successful and result in regulatory approval, or additional license agreements with third parties, we may generate additional revenue in the future from product sales.
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of NURTEC, including third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on our net product revenues and amortization of intangible assets associated with NURTEC ODT.
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
•payments made in cash, equity securities or other forms of consideration under third-party licensing agreements prior to FDA approval and product commercialization.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, commercial, finance, business, commercial, corporate development and other administrative functions; and stock-based compensation expense. Selling, general and administrative expenses also include facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; professional fees for expenses incurred under agreements with third parties relating to the commercialization of NURTEC ODT; and for public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.
We anticipate that our selling, general and administrative expenses, including payroll and related expenses, will remain significant in the future as we continue to expand our operations and organizational capabilities, continue to support our commercial activities associated with NURTEC ODT, and prepare for potential commercialization of our current or future product candidates, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.
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
Loss from Equity Method Investment
From August 2016 through November 2018, we purchased shares of common stock in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”). As of March 31, 2020 and December 31, 2019, we owned approximately 42% of the outstanding shares of Kleo’s common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net, in our condensed consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our condensed consolidated balance sheet.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement and profit from US commercial sales of rimegepant, BPI was profitable during the three months ended March 31, 2020 and 2019. Our provision for income taxes has historically been comprised of the state income taxes of BPI’s profitable operations in the United States and federal income taxes due to general business credit limitations. We have entered into a license agreement with our Irish subsidiary to provide exclusive rights for the Irish subsidiary to sell NURTEC ODT in the United States and we are continuing to evaluate certain transfers of intellectual property in 2020 to that subsidiary and other changes to our legal entity structure. These changes may take several months to implement and may result in certain changes to our tax assets or liabilities in the future. Estimates of these adjustments cannot be reasonably determined at this time and are dependent on the changes actually implemented.
We continue to maintain a valuation allowance against our US deferred tax assets. We periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to excess research and development

(“R&D”) credit carryforwards as of March 31, 2020. The Company's Irish subsidiary also recorded a deferred tax asset related to net operating losses, however, after evaluation of the positive and negative evidence, including limited earnings history, we established a valuation allowance to reduce the deferred tax asset to zero.  We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. We anticipate the commercialization of rimegepant will result in future earnings and believe that sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following tables summarize our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
In thousands
Product revenue, net	$1,151	$—	$1,151
Cost of goods sold	424	—	424
Gross Profit	727	—	727
Operating expenses:
Research and development	56,070	41,003	15,067
Selling, general and administrative	95,601	13,458	82,143
Total operating expenses	151,671	54,461	97,210
Loss from operations	(150,944)	(54,461)	(96,483)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(5,561)	—	(5,561)
Non-cash interest expense on liability related to sale of future royalties	(8,425)	(6,817)	(1,608)
Change in fair value of derivative liability	(5,781)	—	(5,781)
Loss from equity method investment	(1,380)	(900)	(480)
Other	(152)	(17)	(135)
Total other income (expense), net	(21,299)	(7,734)	(13,565)
Loss before provision for income taxes	$(172,243)	$(62,195)	$(110,048)
Provision for income taxes	694	109	585
Net loss and comprehensive loss	$(172,937)	$(62,304)	$(110,633)

Product revenue, net
We recorded net product revenues in the first quarter of 2020 following the approval of NURTEC ODT by the FDA on February 27, 2020 and its subsequent commercial launch in the U.S. in March 2020. During the three months ended March 31, 2020, we recognized $1.2 million of net product revenues related to sales of NURTEC ODT. Sales allowances and accruals mostly consisted of co-pay card discounts, distribution fees and rebates.
Cost of Goods Sold
Cost of goods sold of $0.4 million for the three months ended March 31, 2020 is related to royalties on net sales payable to BMS under a license agreement (see Note 15 Commitments and Contingencies), labeling and packaging costs incurred after FDA approval, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 14 License and Other Agreements. Prior to receiving initial FDA approval for NURTEC ODT on February 27, 2020, we manufactured NURTEC ODT inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the NURTEC inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended March 31, 2020. These previously expensed costs were not material for the three months ended March 31, 2020.

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
In thousands
Direct research and development expenses by program:
Rimegepant	$18,020	$17,347	$673
Troriluzole	13,984	6,234	7,750
Vazegepant	5,258	7,777	(2,519)
Verdiperstat	5,583	1,048	4,535
BHV-5000	109	358	(249)
BHV-0223	—	527	(527)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	11,637	7,064	4,573
Preclinical research programs	365	—	365
Other	1,114	648	466
Total research and development expenses	$56,070	$41,003	$15,067

R&D expenses, including non-cash share-based compensation costs, were $56.1 million for the three months ended March 31, 2020, compared to $41.0 million for the three months ended March 31, 2019. The increase of $15.1 million was primarily due to $5.5 million in costs related to process validation batches of NURTEC ODT, expensed as R&D rather than commercial costs prior to FDA approval of rimegepant, and increased expenses from later stage trials in our troriluzole programs of $7.8 million. Non-cash share-based compensation expense was $6.3 million for the three months ended March 31, 2020, an increase of $2.6 million as compared to the same period in 2019.
Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $95.6 million for the three months ended March 31, 2020, compared to $13.5 million for the three months ended March 31, 2019. The increase of $82.1 million was primarily due to increases in spending to support the commercial launch of NURTEC ODT. Less than half of the SG&A expense, or approximately $35 million, was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $10.6 million for the three months ended March 31, 2020, an increase of $7.0 million as compared to the same period in 2019.
Other Income (Expense), Net
Other income (expense), net was a net expense of $21.3 million for the three months ended March 31, 2020, compared to net expense of $7.7 million for the three months ended March 31, 2019. The increase of $13.6 million in net expense was primarily due to the change in fair value of derivative liability and the non-cash interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019, and an increase in the non-cash interest expense recognized on our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $0.7 million for the three months ended March 31, 2020, compared to a provision for income taxes of $0.1 million for the three months ended March 31, 2019. We recorded a tax provision for the three months ended March 31, 2020, primarily attributable to the Company's profitable operations in the United States during that period.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have funded our operations primarily with proceeds from sales of equity, and other financing transactions. Subsequent to our initial public offering ("IPO"), we have raised funds through sales of our equity, as well as through the sale of a revenue participation right related to future royalties.
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
In March 2018, we sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52.0 million after deducting underwriting discounts and commissions of $2.8 million and other offering expenses of $0.2 million. Subsequent to the closing of the private placement, we paid BMS the $50.0 million upfront payment under the amendment to our license agreement with BMS (the "BMS Amendment").
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
As of March 31, 2020, we had cash of $428.2 million, excluding restricted cash of $1.0 million. Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
In thousands
Net cash used in operating activities	$(150,722)	$(46,869)
Net cash used in investing activities	(23,366)	(1,038)
Net cash provided by financing activities	285,600	1,065
Net increase in cash and restricted cash	$111,512	$(46,842)
Operating Activities
During the three months ended March 31, 2020, operating activities used $150.7 million of cash, an increase of $103.9 million as compared to the three months ended March 31, 2019. The increase in cash usage was primarily due to an increase in selling, general and administrative expenses due to increased headcount and other costs to support the commercial launch of NURTEC ODT.
Investing Activities
During the three months ended March 31, 2020, we used $23.4 million of cash in investing activities, an increase of $22.3 million as compared to the three months ended March 31, 2019. The increase was primarily due to the $20 million milestone payment to BMS relating to the FDA approval of NURTEC ODT during the three months ended March 31, 2020, as compared to the same period in 2019.
Financing Activities
During the three months ended March 31, 2020, net cash provided by financing activities was $285.6 million, an increase of $284.5 million compared to the three months ended March 31, 2019.  The increase was primarily due to $282.8 million in net proceeds received from the January 2019 follow-on issuance of common shares.

Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, clinical trials and potential commercialization of our product candidates. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to NURTEC ODT. Our costs will also increase as we:
•continue our commercial activities related to NURTEC ODT for the acute treatment of migraine;
•advance and expand the development of our CGRP and glutamate modulation platform product candidates and continue development of our MPO platform;
•prepare to submit an sNDA for rimegepant as a preventive therapy for migraine and our ongoing Phase 2 proof of concept trial to evaluate the safety and efficacy of rimegepant in patients with treatment refractory trigeminal neuralgia;
•complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA and our ongoing Phase 2/3 trials of troriluzole in OCD, and Alzheimer’s disease and, complete our ongoing Phase 3 randomized controlled trial to assess the efficacy of troriluzole in SCA;
•conduct support activities for future clinical trials of BHV-5000;
•complete the Phase 3 replicative clinical trial of vazegepant and related support activities;
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
•pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials, including BHV-0223;
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•hire additional clinical, medical, commercial, and development personnel; and
•incur additional legal, accounting and other expenses in operating as a public company.

Additionally, following the approval by the FDA of rimegepant in February 2020 and starting one-year after approval, we intend to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments through December 31, 2024 (see Note 9 Mandatorily Redeemable Preferred Shares, Net).
As of May 7, 2020, the issuance date of these condensed consolidated financial statements, we expect that our cash as of March 31, 2020, and our available issuance of additional Series A Preferred Shares under the Preferred Share Agreement, will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. We will need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we will be required to delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for troriluzole, or our other product candidates, we expect to incur additional commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize or whether we commercialize jointly or on our own.
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
•the effect of COVID-19 pandemic on our business operations and funding needs;
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

Contractual Obligations and Commitments
In addition to the following discussion of our commitment to RPI under the Funding Agreement, the disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019. See Notes 14 and 15 to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for further discussion of commitments and contingencies.
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
In April 2019, we issued the Series A Preferred Shares for the aggregate original purchase price of $125 million. Following the approval by the FDA of NURTEC in February 2020 and starting one-year after approval, the Company expects to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments through December 31, 2024.
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

Critical Accounting Policies and Significant Judgments and Estimates
We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Our preparation of these condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
Except for the revenue recognition, inventory, cost of goods sold, accounts receivable, intangible assets and impairment of long-live assets policies described below (also in Note 2 Summary of Significant Accounting Policies), there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on February 26, 2020.
Revenue Recognition
Pursuant to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), we recognize revenue when a customer obtains control of promised goods or services. We record the amount of revenue that reflects the consideration that we expect to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.
We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that we transfers to the customer. Once a contract is determined to be within the

Form 10-Q Table of Contents
scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery.
Product Revenue, Net
We sell our product principally to pharmacy wholesalers in the United States (collectively, our “Customers”). Our Customers subsequently resell the products to pharmacies and health care providers. In accordance with ASC 606, we recognizes net product revenues from sales when the Customers obtain control of our products, which typically occurs upon delivery to the Customer. Our payment terms are generally between 30 - 65 days.
Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government and private payor rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients, as well as other incentives for certain indirect customers. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to trade receivable, net if payable to a Customer or accrued expenses if payable to a third-party. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Distribution Service Fees: We engage with wholesalers to distribute our products to end customers. We pay the wholesales a fee for services such as: Data Reporting, Inventory Management, Chargeback Administration and Service Level Commitment. We estimate the amount of distribution services fees to be paid to the Customers and adjust the transaction price with the amount of such estimate at the time of sale to the Customer.
Shelf Stock Adjustments: We provide our Customers with a shelf stock adjustment for all product inventories held by the customer upon any decrease in price. We estimate the Customer’s inventory levels and the probability of pricing adjustments using management forecasts, and adjust the transaction price with the amount of such estimate at the time of sale to the Customer.
Prompt Pay Discounts: We provide our Customers with a percentage discount on their invoice if the Customers pay within the agreed upon timeframe. We estimate the probability of Customers paying promptly and the percentage of discount outlined in the agreement, and deduct the full amount of these discounts from our gross product revenues and accounts receivable at the time such revenues are recognized.

Product Returns: We provide Customers a return credit in the amount of the purchase price paid by Customers for all products returned in accordance with our returned goods policy. In the initial sales period, we estimate our provision for sales returns based on industry data and adjust the transaction price with such estimate at the time of sale to the Customer. Once sufficient history has been collected for product returns, we utilize that history to inform our estimate assumption. Once the product is returned, it is destroyed. We does not record a right-of-return asset.
Chargeback: A chargeback is the difference between the manufacturer's invoice price to the wholesaler and the wholesaler’s customers contract price. The wholesaler tracks these sales and "charges back" the manufacturer for the difference between the negotiated prices paid between the wholesaler's customers and wholesaler's acquisition cost. We estimate the percentage of goods sold that are eligible for chargeback and adjust the transaction price for such discount at the time of sale to the Customer.
Administration Fees: We engage with Pharmacy Benefit Managers ("PBMs") to administer prescription-drug plans for people with third-party insurance through a self-insured employer, health insurance plan, labor union or government plan. We pay PBMs “administrative fees” for their role in providing utilization data, administering rebates, and administering claims payments. We estimate the amount of administration fees to be paid to PBMs and adjust the transaction price with the amount of such estimate at the time of sale to the customer.
Rebates: Rebates apply to:
•Medicaid, managed care, expansion programs, the AIDS Drug Assistance Program, the State Pharmaceutical Assistance Program, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program;

Form 10-Q Table of Contents
•Tricare rebate to the TRICARE third party administrator based on the statutory calculation defined in the Agreement with Defense Health Agency; and
•Part D and Commercial Managed Care rebates are paid based on the contracts with PBMs and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity.
We estimate the percentage of goods sold that are eligible for rebates and adjust the transaction price for such discounts at the time of sale to the Customers.
Coverage Gap: The Medicare Part D coverage gap (also called the "donut hole") is a period of consumer payment for prescription medication costs which lies between the initial coverage limit and the catastrophic-coverage threshold, when the patient is a member of a Medicare Part D prescription-drug program administered by the Centers for Medicare & Medicaid Services. We estimate the percentage of goods sold under Coverage Gap and adjust the transaction price for such discount at the time of sale to the Customer.
Bridge Program: A Bridge Program helps start a patient on a new therapy, especially in cases where payers may have barriers (e.g. prior authorizations and appeals) in place before agreeing to pay for a new drug. Under a Bridge Program the Customer distributes the product free of cost to eligible individuals for a period of time. We estimate the percentage of Bridge Program product to be provided at each sale to the customer and adjust the transaction price with the amount of such estimate. We doe not recognize revenue on Bridge program provided products. The volume of drug to be supplied under the Bridge Program is estimated by us at the time of sale to the Customer.
Stocking Allowance: We offer a stocking allowance for new product launches. Stocking allowances are one-time payments that a manufacturer makes to a wholesaler as a condition of the initial placement of the manufacturer’s products in the wholesaler’s warehouse. We use the agreed upon fees and our forecasts for initial product sales to calculate the stocking allowance and adjust the transaction price with the amount of such estimate at the time of sale to the Customer.
We makes significant estimates and judgments that materially affect our recognition of net product revenue. Claims by third-party payors for rebates, chargebacks and discounts frequently are submitted us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. We will adjust our estimates based on new information, including information regarding actual rebates, chargebacks and discounts for its products, as it becomes available.
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of NURTEC ODT, including third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on our net product revenues and amortization of intangible assets associated with NURTEC ODT. Cost of goods sold may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. In connection with the FDA approval of NURTEC on February 27, 2020, we subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of NURTEC ODT were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period.
Trade Receivables, Net
Our trade accounts receivable consist of amounts due from pharmacy distributors in the U.S. related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. We monitor the financial performance and creditworthiness of our Customers so that we can properly assess and respond to changes in their credit profile. We reserve against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of March 31, 2020.
Inventory
We value our inventories at the lower-of-cost or net realizable value. We determine the cost of our inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of our supply chain process, inventory that is owned by us is physically stored at third-party warehouses, logistics providers, contract manufacturers, and distributors. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and write down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations and comprehensive loss.

Form 10-Q Table of Contents
We capitalize inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products which may be used in clinical development programs are excluded from inventory and charged to research and development expense as incurred. Prior to the initial date regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on our condensed consolidated statements of operations and comprehensive loss in the period incurred. Following FDA approval of NURTEC ODT on February 27, 2020, we subsequently began capitalizing costs related to inventory manufacturing.
Intangible Assets
We had no intangible assets as of December 31, 2019. We are required to pay milestone payments of $41.5 million related to the FDA approval and launch of NURTEC ODT. These milestone payments were capitalized as an intangible asset and will be amortized to cost of goods sold over the remaining expected life of the patents. For the three months ended March 31, 2020, we recognized $0.2 million of amortization on the asset and recorded the expense to cost of goods sold.
Impairment of Long-lived Assets
We monitor our long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, we assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, we measure the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. We believes no impairment of long-lived assets existed as of March 31, 2020.

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
The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of March 31, 2020 and December 31, 2019, we had cash of $428.2 million and $316.7 million, respectively. As of March 31, 2020, we held our cash in non-interest-bearing bank accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates.
We have adopted an investment policy, pursuant to which we hold our cash in non-interest bearing accounts, with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations. We have no exposure to interest rate risk related to indebtedness as of March 31, 2020.
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

Form 10-Q Table of Contents
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
Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the updated risk factors set forth immediately below, our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 26, 2020.
The recent COVID-19 pandemic could have a material adverse effect on our business, results of operations and financial performance, including our commercial launch of NURTEC ODT, and operations and sales in general.
In December 2019, an outbreak of COVID-19 began in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The COVID-19 pandemic and responses to its spread have negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. This significant disruption of the global financial markets could reduce our ability to access equity or debt capital on attractive terms if at all, which in turn could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted.
The COVID-19 pandemic may impair our commercialization of NURTEC ODT. The spread of COVID-19 may reduce demand for NURTEC ODT. In response to regional quarantines, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in less prescriptions of NURTEC ODT than projected, thereby adversely affecting our revenues. In addition, in connection with the recent FDA approval of NURTEC ODT, we have been making presentations to physicians regarding the efficacy of NURTEC ODT but as a result of the COVID-19 pandemic, we may need to conduct some or all of these key meetings with medical professionals solely by virtual means instead of in-person, which could reduce the number of medical professionals we are able to present to, and we cannot guarantee that any such virtual meetings will be as successful as in-person meetings. Moreover, restrictions on travel and transport may result in disruptions in NURTEC ODT distribution. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.
The continued spread of COVID-19 could also adversely impact our clinical trial operations. For example, we may be unable to enroll or retain an adequate number of patients to commence or complete our clinical trials, data may be missing, the FDA may delay or terminate clinical trials for any of our product candidates, or primary outcome measures may be impacted. As a result, our ability to generate product revenue from sales of any of those product candidates will be delayed or not realized at all.
Business interruptions from the current or future pandemics may also adversely impact the third parties we rely on to sufficiently manufacture NURTEC ODT and to produce our product candidates in quantities we require, which may impair the commercialization of NURTEC ODT and our research and development activities.
Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our business generally, and the third parties which we rely upon, including business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.
The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak impacts our business, including our commercial results and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and

Form 10-Q Table of Contents
other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Form 10-Q Table of Contents
Item 6. Exhibits

Exhibit No.*	Description
3.1
Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on April 8, 2019).

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
Dated: May 7, 2020
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)