Form 10-Q
period 2020-06-30
Biohaven Pharmaceutical Holding Co Ltd.
filed 2020-08-10
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2020, the registrant had 59,686,497 common shares, without par value per share, outstanding.

Form 10-Q Table of Contents
Part 1.  Financial Information

Item 1. Condensed Consolidated Financial Statements

Index to Condensed Consolidated Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$261,061	$316,727
Trade receivables, net	44,796	—
Inventories	8,970	—
Prepaid expenses and other current assets	47,735	11,554
Total current assets	362,562	328,281
Property and equipment, net	8,979	8,152
Equity method investment	2,473	5,338
Intangible assets, net	40,535	—
Other assets	9,706	2,493
Total assets	$424,255	$344,264
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$17,044	$14,071
Accrued expenses and other current liabilities	118,123	52,102
Current portion of mandatorily redeemable preferred shares	31,250	—
Total current liabilities	166,417	66,173
Liability related to sale of future royalties, net	160,805	144,111
Mandatorily redeemable preferred shares, net	127,771	103,646
Derivative liability	—	37,690
Other long-term liabilities	4,728	68
Total liabilities	459,721	351,688
Commitments and contingencies (Note 15)
Shareholders’ deficit:
Common shares, no par value; 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 59,525,565 and 52,385,283 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,199,005	881,426
Additional paid-in capital	91,773	83,523
Accumulated deficit	(1,326,244)	(972,373)
Total shareholders’ deficit	(35,466)	(7,424)
Total liabilities and shareholders' deficit	$424,255	$344,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue, net	$9,698	$—	$10,849	$—
Cost of goods sold	3,058	—	3,482	—
Gross profit	6,640	—	7,367	—
Operating expenses:
Research and development	42,425	175,977	98,495	216,980
Selling, general and administrative	124,802	23,231	220,403	36,689
Total operating expenses	167,227	199,208	318,898	253,669
Loss from operations	(160,587)	(199,208)	(311,531)	(253,669)
Other income (expense):
Interest expense	(172)	—	(227)	—
Non-cash interest expense on mandatorily redeemable preferred shares	(6,993)	(3,955)	(12,554)	(3,955)
Non-cash interest expense on liability related to sale of future royalties	(11,570)	(5,155)	(19,995)	(11,972)
Change in fair value of derivative liability	650	(1,263)	(5,131)	(1,263)
Loss from equity method investment	(1,485)	(1,415)	(2,865)	(2,315)
Other	(119)	(16)	(216)	(33)
Total other expense, net	(19,689)	(11,804)	(40,988)	(19,538)
Loss before provision for income taxes	(180,276)	(211,012)	(352,519)	(273,207)
Provision for income taxes	658	58	1,352	167
Net loss and comprehensive loss	$(180,934)	$(211,070)	$(353,871)	$(273,374)
Net loss per share — basic and diluted	$(3.08)	$(4.67)	$(6.15)	$(6.11)
Weighted average common shares outstanding—basic and diluted	58,742,329	45,226,434	57,577,384	44,736,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(353,871)	$(273,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	28,641	24,884
Non-cash interest expense on mandatorily redeemable preferred shares	12,554	3,955
Non-cash interest expense on liability related to sale of future royalties	19,995	11,972
Change in fair value of derivative liability	5,131	1,263
Loss from equity method investment	2,865	2,315
Other non-cash items	1,701	271
Changes in operating assets and liabilities:
Trade receivables, net	(44,796)	—
Inventories	(6,931)	—
Prepaid expenses and other current assets	(34,380)	(523)
Other assets	17	(21)
Accounts payable	934	2,117
Accrued expenses and other current liabilities	41,543	22,385
Other long-term liabilities	62	(2,000)
Net cash used in operating activities	(326,535)	(206,756)
Cash flows from investing activities:
Purchases of property and equipment	(1,381)	(1,448)
Payments for leasehold improvements	(1,600)	—
Payments for intangible assets	(21,500)	—
Net cash used in investing activities	(24,481)	(1,448)
Cash flows from financing activities:
Proceeds from issuance of common shares	283,333	282,000
Proceeds from issuance of mandatorily redeemable preferred shares	—	125,000
Proceeds from exercise of warrants	—	1,998
Payments of issuance costs	(500)	(517)
Proceeds from exercise of stock options	14,355	1,213
Repayment of principal for finance leases	(37)	—
Net cash provided by financing activities	297,151	409,694
Net increase (decrease) in cash and restricted cash	(53,865)	201,490
Cash and restricted cash at beginning of period	317,727	264,249
Cash and restricted cash at end of period	$263,862	$465,739
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$428
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us”, "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. We are a biopharmaceutical company with a portfolio of innovative product candidates targeting neurological diseases, including rare disorders. The Company's lead product, NURTEC™ ODT (rimegepant), was approved by the U.S. Food and Drug Administration ("FDA") on February 27, 2020, and available by prescription in U.S. pharmacies on March 12, 2020. NURTEC ODT is the first and only calcitonin gene-related peptide ("CGRP") receptor antagonist available in a quick-dissolve orally dissolving tablet ("ODT") formulation that is approved by the FDA for the acute treatment of migraine in adults. Our other product candidates are based on multiple mechanisms — CGRP receptor antagonists, glutamate modulators and myeloperoxidase inhibition—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications.
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
Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements and public offerings, as well as through the sale of a revenue participation right related to future royalties. The Company has incurred recurring losses since its inception, had an accumulated deficit as of June 30, 2020, and expects to continue to generate operating losses during the commercial launch of NURTEC ODT. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
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
In August 2020, the Company and Biohaven Pharmaceuticals, Inc., the Company’s wholly-owned subsidiary (together with the Company, the "Borrowers"), entered into a five-year financing agreement (the "Sixth Street Financing Agreement") with Sixth Street Specialty Lending, Inc. as administrative agent, various lenders (the "Lenders") and certain of the Company's subsidiaries, as guarantors. Pursuant to the Sixth Street Financing Agreement, the Lenders agreed to extend a senior secured credit facility to the Borrowers providing for term loans in an aggregate principal amount up to $500,000. Also in August 2020, the Company entered into a funding agreement (the "2020 RPI Funding Agreement") with RPI 2019 Intermediate Finance Trust ("RPI 2019 IFT") providing for up to $250,000 of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and NURTEC ODT and certain payments based on success-based milestones relating to zavegepant and entered into a share purchase agreement providing for the issuance and sale to RPI 2019 IFT of series B preferred shares for an aggregate purchase price of $200,000, payable in installments between 2021 and 2024 (the "RPI Series B Preferred Shares"). For further detail on these August 2020 transactions see Note 17, "Subsequent Events."
As of August 10, 2020, the issuance date of our condensed consolidated financial statements, the Company expects that its cash as of June 30, 2020, and the funds available from the Sixth Street Financing Agreement, 2020 RPI Funding Agreement, and RPI Series B Preferred Shares will be sufficient to fund its current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements into 2022. The Company may need to raise additional capital until it is profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, the Company may delay,

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1.   Nature of the Business and Basis of Presentation (Continued)
limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund its operating costs and working capital needs.
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
Restricted Cash
Restricted cash included in other current assets in the condensed consolidated balance sheet represents employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares. See Note 12 "Share-Based Compensation" for additional information on the Company's employee share purchase plan.
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

	June 30, 2020	December 31, 2019
Cash	$261,061	$316,727
Restricted cash (included in other current assets)	1,801	—
Restricted cash (included in other assets)	1,000	1,000
Total cash and restricted cash in the statement of cash flows	$263,862	$317,727

Trade Receivables, Net
The Company’s trade accounts receivable consists of amounts due from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of June 30, 2020.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers and contract manufacturers. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations and comprehensive loss.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products which may be used in clinical development programs are excluded from inventory and charged to research and development expense as incurred. Prior to the initial date regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on the Company’s condensed consolidated statements of operations and comprehensive loss in the period incurred. Following FDA approval of NURTEC ODT on February 27, 2020, the Company subsequently began capitalizing costs related to inventory manufacturing.
Intangible Assets
The Company had no intangible assets as of December 31, 2019. The Company is required to pay milestone payments of $41,500 related to the FDA approval and launch of NURTEC ODT. These milestone payments were capitalized as an intangible asset, and will be amortized to cost of goods sold over the remaining expected life of the patents. For the three and six months ended June 30, 2020, the Company recognized $724 and $965, respectively, of amortization on the asset and recorded the expense to cost of goods sold.
Estimated future amortization expense for the intangible assets subsequent to June 30, 2020 is a follows:

2020 (remaining six months)	1,449
2021	2,895
2022	2,895
2023	2,895
2024	2,895
Thereafter	27,506
40,535
Intangible asset costs included in other current liabilities as of June 30, 2020 was $20,000.
Impairment of Long-lived Assets
The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company believes no impairment of long-lived assets existed as of June 30, 2020 or December 31, 2019.
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
Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. If the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based on market sources including interest rates for companies with similar credit quality for agreements of similar duration, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the short-term lease and variable lease costs are expensed as incurred.
For our real estate lease, the Company elected the practical expedient to include both the lease and non-lease components as a single component and account for it as an operating lease. In addition, payments made by the Company for improvements to the underlying asset, if the payment relates to an asset of the lessor, are recorded as prepaid rent within other assets in the condensed consolidated balance sheets and expensed as part of the amortization of the right-of-use asset. The commencement date for the Company's leased office space in Yardley, Pennsylvania occurred during the second quarter of 2020. In connection with the commencement of the office lease, the Company reclassified $2,850 for leasehold improvements related to assets of the lessor from prepaid rent to operating right-of-use asset. As of June 30, 2020, the Company had restricted cash of $1,000 included in other assets in the condensed consolidated financial statements, which represents collateral held by a bank for an LOC issued in connection with the leased office space in Yardley, Pennsylvania. The restricted cash is deposited in a non-interest bearing account. See Note 15 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease.
For our vehicle leases, the Company elected the practical expedient to include both the lease and non-lease components as a single component and account for it as a finance lease. Each of the Company's vehicle leases are considered a single lease under a master service agreement, and each vehicle lease has a residual value guarantee equivalent to the whole sale value of the vehicle at termination of the lease. During the second quarter of 2020, the Company took delivery of a portion of its commercial car fleet. The remainder, and majority, of these vehicles will become available for use during 2020. In connection with the vehicle leases, the Company recorded finance lease right-of-use assets in other assets and finance lease liabilities on its condensed consolidated balance sheet. See Note 15 "Commitments and Contingencies" for additional information on the vehicle leases.
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
Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government and private payor rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients, as well as other incentives for certain indirect customers. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to trade receivable, net if payable to a Customer or accrued expenses if payable to a third-party. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.
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
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of NURTEC ODT, including third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on the Company’s net product revenues and amortization of intangible assets associated with NURTEC ODT. Cost of goods sold may also include

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

period costs related to certain inventory manufacturing services and inventory adjustment charges. In connection with the FDA approval of NURTEC on February 27, 2020, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of NURTEC ODT were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period. These previously expensed costs were not material for the three and six months ended June 30, 2020.
Advertising Costs
We expense the costs of advertising as incurred. We incurred and expensed advertising costs in the amount of $32,007 and $39,515 for the three and six months ended June 30, 2020, respectively, and none for the three and six months ended June 30, 2019. These costs were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Adopted Accounting Pronouncements
Effective January 1, 2020 the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. This new standard amends the current guidance on the impairment of financial instruments and adds an impairment model known as current expected credit loss ("CECL") model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. The FASB subsequently issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses to clarify and address certain items related to the amendments in ASU 2016-13. ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition relief, was issued to provide entities that have certain instruments within the scope of ASC 326 with an option to irrevocably elect the fair value option under ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. The adoption of ASU 2016-13 did not have an effect on the Company's condensed consolidated financial statements as the Company's first trade accounts receivables were recorded following the adoption.
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

3.   Fair Value of Financial Assets and Liabilities
The Company held no financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2020, and held no financial assets measured at fair value on a recurring basis as of December 31, 2019.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.   Fair Value of Financial Assets and Liabilities (Continued)

The following table provides a roll forward of the aggregate fair value of the Company’s derivative liability (see Note 9) for which fair value is determined by Level 3 inputs for the six months ended June 30, 2020 and 2019:

Derivative Liability
Balance at December 31, 2019	$37,690
Change in fair value	5,131
Settlement of derivative liability	(42,821)
Balance at June 30, 2020	$—

Transaction date balance	$33,815
Change in fair value	1,263
Balance at June 30, 2019	$35,078

Valuation of Derivative Liability
The fair value of the derivative liability recognized in connection with the Series A preferred shares agreement with RPI, as described in Note 9, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability relates to certain scenarios outlined in the agreement that would result in accelerated payments as compared to the agreement's host instrument. The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement.
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
Upon the FDA's approval of NURTEC ODT the Company remeasured the derivative using the inputs noted above. In the first quarter of 2020, the Company partially settled the derivative liability associated with this approval of $42,821, which modified the timing of the payment obligation related to the redeemable preferred share liability. During the second quarter of 2020, the Company recorded a $650 gain in other income in its condensed consolidated statement of operations.
Valuation of Liability Related to Sale of Future Royalties
In June 2018, and as described in Note 8, the Company entered into a funding agreement with RPI, accounted for as a liability financing. As of June 30, 2020, the fair value of the liability related to sale of future royalties, used in determining the effective interest rate of the liability, is based on the Company's current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which is considered Level 3.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

4.   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of June 30, 2020	As of December 31, 2019
Prepaid clinical trial costs	$9,728	$6,101
Prepaid manufacturing	16,622	—
Prepaid commercial costs	14,132	—
Other prepaid and current assets	7,253	5,453
	$47,735	$11,554

5.   Equity Method Investment
The Company has a variable interest in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”), through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of June 30, 2020 and December 31, 2019, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.
The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company’s proportional share of Kleo’s net income or loss in each period. The Company's ownership interest in outstanding stock of Kleo for the six months ended June 30, 2020 and 2019 was 41.9%. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo’s net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proportionate share of Kleo's net loss	$1,485	$1,415	$2,865	$2,315

The carrying value of the Company’s investment in Kleo was $2,473 and $5,338 as of June 30, 2020 and December 31, 2019, respectively, and is reported as equity method investment on the condensed consolidated balance sheet. The carrying value of the investment represents the Company’s maximum loss exposure as of the balance sheet date. The following table provides a roll-forward of the carrying value of the Company’s equity method investment:

Carrying Value
Balance at December 31, 2019	$5,338
Loss recognized in connection with equity method investment	(2,865)
Balance at June 30, 2020	$2,473

Balance at December 31, 2018	$11,414
Loss recognized in connection with equity method investment	(2,315)
Balance at June 30, 2019	$9,099

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

6.   Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following:

	As of June 30, 2020	As of December 31, 2019
Accrued development milestones	$26,881	$12,000
Accrued employee compensation and benefits	32,195	3,521
Accrued clinical trial costs	13,238	16,476
Accrued commercialization and other professional fees	13,713	15,408
Other accrued expenses and current liabilities	32,096	4,697
	$118,123	$52,102

7. Inventories
Inventories consisted of the following:

As of June 30, 2020
Raw materials	$—
Work-in-process	8,302
Finished goods	668
$8,970
The Company had no inventories as of December 31, 2019.

8.   Liability Related to Sale of Future Royalties, net
In June 2018, the Company entered into a funding agreement (the "2018 RPI Funding Agreement") to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or zavegepant (previously known as BHV-3500 and vazegepant) and certain derivative compounds thereof ("Products") to RPI, a Delaware statutory trust. The Company issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products for each calendar quarter during the royalty term contemplated by the 2018 RPI Funding Agreement, in exchange for $100,000 in cash.
Concurrent with the 2018 RPI Funding Agreement, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with RPI. Pursuant to the Purchase Agreement, the Company sold 1,111,111 common shares of the Company to RPI at a price of $45.00 per share, for gross proceeds of $50,000.
The Company concluded that there were two units of accounting for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the 2018 RPI Funding Agreement and $50,000 from the Purchase Agreement among the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing share price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of accounting. The effective interest rate under the 2018 RPI Funding Agreement, including transaction costs, is approximately 27% as of June 30, 2020.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Liability Related to Sale of Future Royalties, net (Continued)
The following table shows the activity within the liability account for the six months ended June 30, 2020 and 2019, respectively, related to the 2018 RPI Funding Agreement.

	Six Months Ended June 30,
	2020	2019
Liability related to sale of future royalties - beginning balance	$144,111	$117,515
Royalty revenues payable to RPI	(228)	—
Non-cash interest expense on liability related to sale of future royalties	19,995	11,972
Liability related to sale of future royalties - ending balance	$163,878	$129,487

9.   Mandatorily Redeemable Preferred Shares, net
In April 2019, the Company sold 2,495 Series A preferred shares (the "Series A Preferred Shares") to RPI at a price of $50,100 per preferred share pursuant to a Series A preferred share purchase agreement (the "Preferred Share Agreement"). The gross proceeds from the transaction with RPI were $125,000, with $105,000 of the proceeds used to purchase a priority review voucher ("PRV") issued by the United States Secretary of Health and Human Services to potentially expedite the regulatory review of the new drug application ("NDA") for the ODT formulation of rimegepant and the remainder of the proceeds to be used for other general corporate purposes. Pursuant to the Preferred Share Agreement, the Company had the option to issue additional Series A Preferred Shares to RPI in up to three additional closings for an aggregate amount of $75,000. The Company was not obligated to issue any additional Series A Preferred Shares, subject to a fee up to $3,000 if not all of the Series A Preferred Shares were issued. In the third quarter of 2020, the Company determined it will not exercise the option to issue additional Series A Preferred Shares and accordingly will recognize the full $3,000 fee in the third quarter of 2020 in other expense in the condensed consolidated statements of operations and comprehensive loss.
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
The Company intends to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable beginning the first quarter of 2021 in equal quarterly installments through December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 18%, and the Company recognized $6,993 and $12,554 in interest expense for the three and six months ended June 30, 2020, respectively. The Company had 2,495 Series A preferred shares issued and outstanding as of June 30, 2020 and December 31, 2019.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Mandatorily Redeemable Preferred Shares, net (Continued)
The following table shows the activity within the preferred share liability for the six months ended June 30, 2020:

Carrying Value
Net balance at December 31, 2019	$103,646
Partial settlement of derivative liability	42,821
Non-cash interest expense recognized, including transaction cost amortization	12,554
Net balance at June 30, 2020	$159,021

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
Upon the FDA's approval of NURTEC ODT the Company remeasured the derivative using the inputs noted above. In the first quarter of 2020, the Company partially settled the derivative liability associated with this approval of $42,821, which modified the timing of the payment obligation related to the redeemable preferred share liability. During the second quarter of 2020, the Company recorded a $650 gain in other income in its condensed consolidated statement of operations.

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

11.   Shareholders' Equity
Changes in shareholders’ equity for the three and six months ended June 30, 2020 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance as of December 31, 2019	52,385,283	$881,426	$83,523	$(972,373)	$(7,424)
Issuance of common shares, net of offering costs	5,555,554	282,833	—	—	282,833
Issuance of common shares under equity incentive plan	447,111	10,880	(8,273)	—	2,607
Non-cash share-based compensation expense	—	—	16,879	—	16,879
Net loss	—	—	—	(172,937)	(172,937)
Balance as of March 31, 2020	58,387,948	$1,175,139	$92,129	$(1,145,310)	$121,958
Issuance of common shares under equity incentive plan	1,137,617	23,866	(12,118)	—	11,748
Non-cash share-based compensation expense	—	—	11,762	—	11,762
Net loss	—	—	—	(180,934)	(180,934)
Balance as of June 30, 2020	59,525,565	$1,199,005	$91,773	$(1,326,244)	$(35,466)

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.   Shareholders' Equity (Continued)
Changes in shareholders’ equity for the three and six months ended June 30, 2019 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance as of December 31, 2018	44,197,549	$554,384	$40,104	$(443,568)	$150,920
Issuance of common shares under equity incentive plan	85,445	1,961	(896)	—	1,065
Non-cash share-based compensation expense	—	—	7,330	—	7,330
Net loss	—	—	—	(62,304)	(62,304)
Balance as of March 31, 2019	44,282,994	$556,345	$46,538	$(505,872)	$97,011
Issuance of common shares, net of offering costs	6,976,745	281,100	—	—	281,100
Exercise of related party warrants	215,000	7,201	(5,203)	—	1,998
Exercise of stock options	26,875	320	(172)	—	148
Non-cash share-based compensation expense	—	—	17,554	—	17,554
Net loss	—	—	—	(211,070)	(211,070)
Balance as of June 30, 2019	51,501,614	$844,966	$58,717	$(716,942)	$186,741

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
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12. Share-Based Compensation
Non-Cash Share-Based Compensation Expense
Non-cash share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three to four years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for both stock options, Restricted Share Units ("RSUs") and Employee Share Purchase Plan ("ESPP"), was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$6,426	$10,330	$12,677	$14,030
Selling, general and administrative expenses	5,336	7,224	15,964	10,854
	$11,762	$17,554	$28,641	$24,884

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
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at June 30, 2020.
As of June 30, 2020, unrecognized compensation expense related to unvested stock options totaled $73,546, which the Company expects to be recognized over a weighted-average period of 2.15 years. The Company expects approximately 3,638,001 of the unvested stock options to vest over the requisite service period.
The following table is a summary of the Company's stock option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	9,423,015	$24.58
Granted	262,838	$51.79
Exercised	(1,518,142)	$10.81
Forfeited	(47,063)	$37.46
Outstanding at June 30, 2020	8,120,648	$27.96	7.49	$366,753
Options exercisable at June 30, 2020	4,482,647	$19.46	6.63	$240,550
Vested at June 30, 2020 and expected to vest in the future	8,120,648	$27.96	7.49	$366,753

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
As of June 30, 2020, there was $22,084 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.51 years. The total fair value of RSUs vested during six months ended June 30, 2020 was $4,830.
The following table is a summary of the RSU activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested outstanding as of December 31, 2019	88,950	$57.40
Granted	482,975	$54.89
Forfeited	(7,619)	$54.14
Vested	(86,508)	$55.82
Unvested outstanding as of June 30, 2020	477,798	$55.20

Employee Share Purchase Plan
In April 2020, the Company’s board of directors approved the rules and procedures of the ESPP approved by shareholders of the Company on May 3, 2017. The ESPP allows each eligible employee who is participating in the plan to purchase shares by authorizing payroll deductions of up to 15% of eligible earnings. Unless the participating employee has previously withdrawn from the offering, accumulated payroll deductions will be used to purchase shares on the last business day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of ordinary shares, valued at the start of the purchase period, under the ESPP in any calendar year. There is no minimum holding period associated with shares purchased pursuant to this plan. An employee’s purchase rights terminate immediately upon termination of employment.
The Company accounts for employee stock purchases made under its ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized $733 of compensation expense for the three and six months ended June 30, 2020. The Company values ESPP shares using the Black-Scholes model.
As of June 30, 2020, there was $1,453 of unrecognized share compensation expense related to the ESPP, which is expected to be recognized over the remaining offer period ending November 30, 2020. There were no shares issued under the ESPP during the three and six months ended June 30, 2020.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

13.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(180,934)	$(211,070)	$(353,871)	$(273,374)
Denominator:
Weighted average common shares outstanding—basic and diluted	58,742,329	45,226,434	57,577,384	44,736,971
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(3.08)	$(4.67)	$(6.15)	$(6.11)

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

	As of June 30, 2020
	2020	2019
Options to purchase common shares	8,120,648	6,019,570
Warrants to purchase common shares	106,751	221,751
Restricted share units	477,798	—
	8,705,197	6,241,321

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
For the six months ended June 30, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the Yale agreement.
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
For the six months ended June 30, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.
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
In connection with the agreement with Catalent, upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay Catalent up to $1,500 upon the achievement of specified regulatory and commercial milestones. The Company recorded the $1,500 in milestone payments as an intangible asset in its condensed consolidated balance sheets in the first quarter of 2020, and will amortize the expense to cost of goods sold on its condensed consolidated statement of operations and comprehensive loss over the patent life. The Company paid $750 of the $1,500 in milestone payments to Catalent in the first quarter of 2020 and paid the remaining $750 in milestone payments in the second quarter of 2020.
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
For the six months ended June 30, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the Rutgers Agreement.
BMS Agreement
In July 2016, the Company entered into an exclusive, worldwide license agreement with BMS (the "BMS Agreement") for the development and commercialization rights to rimegepant and zavegepant, as well as other CGRP-related intellectual property. In exchange for these rights, the Company agreed to pay BMS initial payments, milestone payments and royalties on net sales of licensed products under the agreement.
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
In March 2018, the Company entered into an Amendment to License Agreement with BMS (the “BMS Amendment”), which amends the License Agreement between the Company and BMS from July 2016 (the “Original License Agreement” and, as amended by the BMS Amendment, the “BMS License Agreement”). Under the BMS Amendment, the Company paid BMS an upfront payment of $50,000 in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of zavegepant, recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Loss. Under the Original License Agreement, the Company was obligated to make tiered royalty payments based on annual worldwide net sales of licensed products upon their approval and commercialization, with percentages in the low- to mid-teens.
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
The BMS License Agreement continues to provide the Company with exclusive global development and commercialization rights to rimegepant, zavegepant and related CGRP molecules, as well as related know-how and intellectual property. The Company’s obligations to make development and commercial milestone payments to BMS under the Original License Agreement remain unchanged.
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
In connection with the BMS Agreement, the Company is required to pay $2,000 to BMS on commencement of a Phase 1 clinical trial, $4,000 on commencement of a Phase 2 clinical trial, and $6,000 on commencement of a Phase 3 clinical trial, the occurrence of which the Company believes is probable, for certain milestones relating to the development of zavegepant. Accordingly, the Company recognized these liabilities in accrued expenses within the condensed consolidated balance sheets in the fourth quarter of 2018, first quarter of 2019, and fourth quarter of 2019, respectively. Per the BMS Agreement, the $2,000 and $4,000 payment obligations under the agreement were deferred until the earlier of FDA approval of rimegepant or the discontinuation of the rimegepant development program. Upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay BMS the $2,000 and $4,000 milestone payments for the commencement of the Phase 1 and Phase 2 clinical trials of zavegepant, respectively, and made the milestone payments in the second quarter of 2020. The Company expects to pay the $6,000 milestone payment following the commencement of the Phase 3 clinical trial of zavegepant.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14.   License and Other Agreements (Continued)
For the six months ended June 30, 2020 and 2019, the Company recorded $975 and $0, respectively, in royalty expense in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss under the BMS agreement.
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
As part of the consideration under the 2016 AstraZeneca Agreement, the Company agreed to issue to AstraZeneca common shares in the amount of $10,000 if the Company completed a qualifying equity financing resulting in proceeds of at least $30,000 prior to December 29, 2016. Under the terms of the 2016 AstraZeneca Agreement, if the qualifying financing transaction involved the issuance of preferred shares, AstraZeneca would be entitled to receive preferred shares instead of common shares, at its option. The number of shares issued would be determined based on the price per share paid by investors in the qualifying financing transaction. Upon the occurrence of the qualifying financing transaction, 50% of the shares would be issuable upon the closing of the transaction (the "First Tranche") and the other 50% would become issuable upon the earlier of (i) the initiation of a Phase 2b or equivalent clinical trial of a product candidate based on the licensed patent rights or (ii) any liquidity event, including an IPO of the Company, any change of control of the Company or any assignment of the Company's rights and obligations under the 2016 AstraZeneca Agreement (the "Second Tranche"). The number of shares issuable to AstraZeneca in each of the First Tranche and the Second Tranche is determined by dividing $5,000 by the price per share paid by investors in the Company's first Series A closing, or $9.2911. In addition, AstraZeneca had the right to purchase up to 8%, on a fully diluted basis, of shares issued in such qualifying financing transaction, on the same terms and rights as all other investors involved in the financing.
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
For the six months ended June 30, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the 2016 AstraZeneca Agreement.
Revenue Participation Rights
In June 2018, pursuant to the 2018 RPI Funding Agreement entered into by the Company and RPI (Note 8), the Company granted to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the 2018 RPI Funding Agreement, in exchange for $100,000 in cash. Specifically, the participation rate commences at 2.1 percent on annual global net sales of up to and equal to $1,500,000, declining to 1.5 percent on annual global net sales exceeding $1,500,000.
In connection with the 2018 RPI Funding Agreement, the Company recorded $19,995 and $11,972 in non-cash interest expense on its liability related to sale of future royalties for the six months ended June 30, 2020 and 2019, respectively. The Company did not make any royalty payments under the 2018 RPI Funding Agreement during the six months ended June 30, 2020 and 2019.
In August 2020, pursuant to the 2020 RPI Funding Agreement, the Company sold sales-based participation rights on global net sales of products containing zavegepant and NURTEC ODT to RPI 2019 IFT for aggregate funding of $250,000, payable in two tranches. For further detail on the transaction see Note 17, "Subsequent Events."
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
For the six months ended June 30, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.
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
The Company recorded $1,405 and $0 in research and development expense in the condensed consolidated statements of operations and comprehensive loss related to the Research Plan milestones with FCCDC during the six months ended June 30, 2020 and 2019, respectively.

15.   Commitments and Contingencies
Summarized below are the matters previously described in Note 16 of the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2019, updated as applicable.
Lease Agreements
During the second quarter of 2020, the Company took occupancy of the premises associated with its Yardley office lease, which was determined to be an operating lease, and took delivery of a portion of its commercial fleet leases, which were determined to be finance leases. The Company had no active leases prior to the second quarter of 2020 other than the short-term lease of the temporary office space. The short-term lease of the temporary space terminated when the Company took occupancy of the premises. See "Real Estate Lease" below for additional details for the office lease. See "Commercial Fleet Leases" below for additional details for the commercial fleet leases.
The following table summarizes our lease assets and liabilities as of June 30, 2020:

	Balance Sheet Location	Financing	Operating
Right-of-use asset	Other assets	$2,060	$6,419
Lease liabilities (current)	Accrued expenses and other current liabilities	$697	$480
Lease liabilities (noncurrent)	Other long-term liabilities	$1,364	$3,234

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
15.  Commitments and Contingencies (Continued)

The following table summarizes our lease related costs for the three and six months ended June 30, 2020:

	Statement of Operations and Comprehensive Loss Location	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expense	$32	$—	$32	$—
Interest on lease liabilities	Interest expense	5	—	5	—
Operating lease cost	Selling, general and administrative expense	144	—	144	—
Short-term lease cost	Selling, general and administrative expense	21	—	64	—
Variable lease cost	Selling, general and administrative expense	27	—	32	—
Total lease cost		$229	$—	$277	$—

The following table summarizes supplemental cash flow information for the six months ended June 30, 2020:

Six Months Ended June 30, 2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$37
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,093
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$3,674
(1) This figure excludes $2,850 of opening adjustments to the right-of-use operating asset due to leasehold improvements originally classified in other assets and transferred to the right-of-use operating asset at lease commencement.
The Company had no operating cash outflows from finance and operating leases during the six months ended June 30, 2020.
The following table summarize maturities of lease liabilities as of June 30, 2020:

Year	Financing	Operating	Total
2020 (remaining six months)	$410	$144	$554
2021	752	675	1,427
2022	748	689	1,437
2023	310	703	1,013
2024	—	717	717
Thereafter	$—	$2,046	$2,046

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
15.  Commitments and Contingencies (Continued)

The following table is the reconciliation of lease liabilities as of June 30, 2020:

	Financing	Operating	Total
Total undiscounted lease liability	2,220	4,974	7,194
Imputed interest	159	1,260	1,419
Total discounted lease liability	2,061	3,714	5,775

Weighted-average remaining lease term (years)	2.92	7.25	5.70
Weighted-average discount rate	5.55%	8.05%	7.28%

Real Estate Lease
In August 2019, the Company entered into a lease agreement for office space in Yardley, Pennsylvania to support expansion of the Company's commercial operations in anticipation of the NURTEC ODT commercial launch. The lease was originally expected to commence in the first quarter of 2020 but, due to complications from the COVID-19 pandemic, the lease commenced in the second quarter of 2020. It has a term of 88 months, with the ability to extend to 148 months. The Company continuously reassesses its strategic objectives and resulting capital deployment strategy. Therefore, at lease commencement the Company determined that the extension was not reasonably certain and did not include the extension in the lease term when calculating the right-of-use asset and lease liability. The Company has restricted cash of $1,000, as of June 30, 2020 and December 31, 2019, included in other assets in the condensed consolidated balance sheets, which represents collateral held by a bank for a letter of credit issued in connection with the lease. The restricted cash is deposited in a non-interest bearing account.
The lessor provided the Company a temporary space to occupy while leasehold improvements were completed prior to the lease commencement. With the exception of the first month's rent payment made on execution of the lease, the Company is not required to pay rent until five months after lease commencement. The Company determined there were two units of account for the lease, one for use of the temporary space, with a duration from the lease execution date to the lease commencement date and another for the use of the premises, with a duration from the lease commencement date to the lease termination date. The two units of account are being treated as two separate operating leases.
Since the Company expected to occupy the temporary space for less than 12 months, the Company did not record a right-of-use asset and lease liability on its balance sheet for the temporary space. The Company recognized $21 and $64 in rent expense for the temporary space for the three and six months ended June 30, 2020, respectively. Since there were no cash payments for use of the temporary space, the rent expense recognized for the use of the temporary space is being treated as deferred rent liability in other long-term liabilities in the Company's condensed consolidated balance sheet. As the Company makes lease payments on the premises, a portion of the payment will be used to reduce the deferred rent liability.
During the second quarter of 2020, the Company began occupying the premises after the landlord substantially completed all agreed upon improvements to the office space. The Company determined the lease to be an operating lease and used an estimate of its incremental borrowing rate at lease commencement to discount the future lease commitments.
Commercial Fleet Leases
During the second quarter of 2020, the Company took delivery of a portion of its commercial car fleet. The remainder, and majority, of these vehicles will become available for use during the second half of 2020. Each commercial fleet lease has a term of 36 months, and the wholesale value of the vehicle at lease termination is guaranteed by the Company. In addition, the Company can terminate the vehicle leases at anytime without a significant penalty. For the discount rate, the Company used its incremental borrowing rate, which it believes approximates the rate implicit in the commercial fleet leases.

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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specified circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2020 or December 31, 2019.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2020, there were no matters which would have a material impact on the Company’s financial results.

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

17. Subsequent Events
Sixth Street Financing Agreement
In August 2020, the Borrowers, entered into the Sixth Street Financing Agreement, pursuant to which the Lenders agreed to extend a senior secured credit facility to the Company providing for term loans in an aggregate principal amount up to $500,000 plus any capitalized interest paid in kind. The facility consists of an initial term loan of $275,000, which the Borrowers borrowed at closing, and delayed draw term loans in an aggregate principal amount not exceeding $225,000, available until August 31, 2021, with $100,000 of the delayed draw term loans currently available at the Borrowers' option. The remaining $125,000 in delayed draw term loans becomes available if net sales from NURTEC ODT during the first quarter of 2021 or second quarter of 2021 equal at least $45,000. The facility terminates and the term loans become due and payable in August 2025.
Each term loan drawn under the facility will bear floating interest on the unpaid principal amount at a rate per annum equal to the three-month LIBOR rate, adjusted for applicable reserve requirements, and subject to a floor of 1.00%, plus 9.00%. Interest on amounts borrowed under the facility will be payable quarterly. For each borrowing under the facility, the Company has the right to elect to pay up to 4.00% of the interest on the term loans comprising such borrowing in the form of payment in kind for the first eight fiscal quarters after the date of such borrowing.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
17. Subsequent Events (Continued)
The Company will have the right to prepay borrowings under the facility in whole or in part at any time, subject to a customary prepayment fee on the principal amount being prepaid, which declines over time. In connection with the initial term loan of $275,000, the Company paid customary fees with respect to the initial term loan and delayed draw term loans at closing. The Company also agreed to pay customary fees on the funding of any delayed draw term loans. The net proceeds received from the initial term loan, after fees and expenses, was approximately $260,000.
The Sixth Street Financing Agreement contains mandatory prepayments, restrictions and covenants applicable to the Company and its subsidiaries that are customary for financings of this type. Among other requirements, the Borrowers will be required to maintain a minimum unrestricted cash balance of $50,000, which will increase to $80,000, commencing on the date that any portion of the remaining $225,000 delayed draw term loan is funded. The minimum unrestricted cash balance will be waived for any fiscal quarter in which the Borrowers achieve $400,000 of net sales of the Company’s products in the four consecutive quarterly periods prior to such fiscal quarter. The Sixth Street Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon or after an event of default, the administrative agent and the lenders may declare all or a portion of our obligations under the Sixth Street Financing Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Sixth Street Financing Agreement.
The obligations under the Sixth Street Financing Agreement are and will be guaranteed by each of the Company's existing and future direct and indirect subsidiaries, subject to certain exceptions. The obligations of the Company and its subsidiaries under the Sixth Street Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a security interest in certain existing and after-acquired assets of the Company and its subsidiaries.
2020 RPI Funding Agreement
In August 2020, the Company entered into the 2020 RPI Funding Agreement providing for up to $250,000 of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and NURTEC ODT and certain payments based on regulatory milestones relating to zavegepant. Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing NURTEC ODT, and payments tied to success-based milestones as described below. The Company will receive $150,000 at closing, which is expected to occur on or about August 11, 2020, and up to $100,000 upon achievement of certain development milestones for zavegepant (including the commencement of the oral zavegepant Phase 3 program).
If at any time during the 180 days following the closing of the 2020 RPI Funding Agreement, the Company enters into a definitive agreement to consummate a Change of Control, the Company will have the option to repurchase the participation rights and milestone payment rights for a purchase price of 2.0x of the amount received under the agreement at that date, contingent upon the closing of a Change of Control (the "Buy-Back Option").
The success-based milestone payments range from 0.6x to 2.95x of the funded amount depending on the number of regulatory approvals achieved for zavegepant (including 1.9x for the first zavegepant migraine regulatory approval) and would be paid over a ten-year period. If the Company consummates a Change of Control, and the Buy-Back Option has not previously been exercised, RPI 2019 IFT has the option to accelerate each unpaid milestone payment which has or thereafter occurs.
RPI Series B Preferred Share Purchase Agreement
In August 2020, in connection with the 2020 RPI Funding Agreement, the Company entered into a preferred share purchase agreement with RPI 2019 IFT in which RPI 2019 IFT agreed to purchase, subject to certain customary conditions, up to 3,992 Series B Preferred Shares, of no par value per share, at a price of $50,100 per preferred share from the Company (the "Series B Preferred Shares") for a total purchase price of $200,000, payable in quarterly installments of approximately$17,610 in 2021, $14,579 in 2022, and $8,905 in 2023 and 2024. In return, the Company will be required to redeem the Series B Preferred Shares in 24 quarterly installments of $14,773 from 2025 to 2030.
The holders of the Company's outstanding Series B Preferred Shares will have the right to require the Company to redeem their shares in certain circumstances. If the Company effects a Change of Control, the holders of the Series B Preferred Shares

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
17. Subsequent Events (Continued)
will have the option to cause the Company to redeem, in a single payment any outstanding Series B Preferred Shares at a price equal to 1.78x the original issue price per share.
The Company may redeem any outstanding Series B Preferred Shares at its option at any time for 1.78x the original purchase price, with the redemption price to be paid in a single payment.
In the event that the Company defaults on any obligation to redeem Series B Preferred Shares when required, the redemption amount shall accrue interest at the rate of eighteen percent (18%) per annum. If any such default continues for at least one year, the holders of such shares shall be entitled to convert, subject to certain limitations, such Series B Preferred Shares into common shares, with no waiver of their redemption rights.
Under all circumstances, the Series B Preferred Shares are required to be redeemed by December 31, 2030.

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
Our late-stage programs include the following:

Product	Platform	Indication	Development Stage
NURTEC™ ODT	CGRP	Acute treatment of migraine	Approved by the FDA on February 27, 2020 and commercialization begun March 2020.
Rimegepant	CGRP	Prevention of migraine	Positive results for Phase 3 trial for prevention reported in the first quarter of 2020. Plan to file a supplemental new drug application ("sNDA") in 2020.
Rimegepant	CGRP	Trigeminal Neuralgia	Phase 2 proof of concept trial ongoing.
Zavegepant	CGRP	Acute treatment of migraine	Phase 3 trial expected to commence later in 2020.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in spinocerebellar ataxia ("SCA") complete; extension trial ongoing. Phase 3 trial ongoing.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Phase 2/3 trial complete. Plan to initiate two Phase 3 trials in 2020 after receiving feedback from the FDA in an End of Phase 2 meeting.
Troriluzole	Glutamate	Alzheimer’s disease ("AD")	Phase 2/3 trial ongoing; passed interim analysis in the fourth quarter of 2019 and topline data expected in first quarter of 2021.
Verdiperstat	MPO	Multiple System Atrophy ("MSA")	Phase 3 trial initiated in third quarter of 2019. Results expected in fourth quarter of 2021.
Verdiperstat	MPO	Amyotrophic Lateral Sclerosis ("ALS")	Phase 3 HEALEY ALS Platform Trial to commence in the third quarter of 2020.

CGRP Platform
In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and zavegepant (previously known as BHV-3500 and vazegepant), through a license agreement with Bristol-Myers Squibb Company (“BMS”), which was amended in March 2018.
Rimegepant
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we are developing for the acute and preventive treatment of migraine. During the second quarter of 2019, we submitted NDAs for the acute treatment of migraine to the FDA for the Zydis ODT and tablet formulations of rimegepant. The NDA submission of the Zydis ODT formulation of rimegepant was submitted using an FDA priority review voucher, purchased in March 2019, providing for an expedited 6-month review. NURTEC ODT (rimegepant) was approved by the FDA on February 27, 2020 and was available by prescription in U.S. pharmacies on March 12, 2020. Due to the early success and life-cycle benefits for NURTEC ODT, we determined that there were no significant added benefits to patients for the tablet formulation and that it was in the Company’s best interests not to expend the resources to commercialize the tablet formulation of rimegepant for the acute treatment of migraine. In May 2020, we withdrew the rimegepant tablet NDA that was pending with the FDA. A summary of key rimegepant studies is described below.
Market response to NURTEC ODT has been strong, as the first three months of product launch have been defined by 13 weeks of consistent double-digit week over week growth (the Memorial Day holiday week excluded). We believe that the rapid adoption of NURTEC ODT is evidence of significant unmet need among people with migraine and an associated large acute therapy market opportunity. It is important to note that the injectable anti-CGRP prevention market has not been negatively impacted by the oral anti-CGRP (or gepant) class growth, which signifies two distinct and sizable migraine market segments. Though NURTEC ODT trailed the Abbvie launch by a full two months, NURTEC ODT’s differential growth in the face of COVID-19 has led to effectively splitting the “new to brand” (NBRx) prescription base, as NURTEC ODT realizes an increasing week over week share of total prescriptions.
Study 301/Study 302
In March 2018, we announced positive topline data from our first two pivotal Phase 3 trials (“Study 301 and Study 302”) for the acute treatment of migraine. In each trial, treatment with a single 75 mg dose of rimegepant met the co-primary efficacy endpoints of the trial, which were superior to placebo, at two hours post-dose, on measures of pain freedom and freedom from the patient’s MBS. In addition to achieving both co-primary endpoints in each of the trials, rimegepant also was observed to be generally safe and well-tolerated in the trials, with a safety profile similar to placebo. The co-primary endpoints achieved in the Phase 3 trials were consistent with regulatory guidance from the FDA and provided the basis for the submission of the NDAs to the FDA.
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
Study 305
In November 2018, we initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75 mg to evaluate its efficacy and safety as a preventive therapy for migraine (“BHV3000-305” or “Study 305”). In March 2020 Biohaven announced positive topline results from this study. Rimegepant 75 mg, dosed every other day, demonstrates statistically significant superiority, compared to placebo, on the primary endpoint of reduction in the mean number of migraine days per month in both episodic and chronic migraine patients. The safety profile seen in the 370 patients who received rimegepant 75 mg every other day was consistent with prior clinical trial experience. With this trial, rimegepant has become the only CGRP targeted therapy to demonstrate efficacy in both the acute and preventive treatment of migraine. We plan to file an sNDA for rimegepant for prevention of migraine later in 2020.
Pediatric Study Plan
In June 2019, the FDA provided agreement for the Pediatric Study Plan for the acute treatment of migraine.
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
International Health Authority Interactions
In February 2018, a request for scientific advice for rimegepant was submitted to the Committee for Medicinal Products for Human Use, a committee of the European Medicines Agency, and feedback was received in June 2018. Based on this feedback, we believe we have several potential pathways to approval, which we are pursuing.
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
Zavegepant
BHV-3500, formerly "vazegepant", is now referred to as "zavegepant" (za ve’ je pant).  The World Health Organization (WHO) International Nonproprietary Names (INN) Expert Committee revised the name to "zavegepant" which was accepted by the United States Adopted Names Council for use in the U.S. and is pending formal adoption by the INN for international use.
Administration of intranasal zavegepant in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. We advanced zavegepant into a Phase 2/3 trial to evaluate its efficacy for the acute treatment of migraine in the first quarter of 2019. We believe that intranasal zavegepant may provide an ultra-rapid onset of action that could be used in a complimentary fashion with other migraine treatments when the speed of onset is critical to a patient. In December 2019, we announced positive topline results from the Phase 2/3 trial. Zavegepant 10 and 20 mg was statistically superior to placebo on the co-primary endpoints of pain freedom and freedom from the MBS at two hours using a single dose. A Phase 3 study is planned for the second half of 2020.
In April 2020, Biohaven announced its plan to study intranasal zavegepant in pulmonary complications of COVID-19 disease. The IND was approved by the Division of Pulmonary, Allergy, and Critical Care at FDA in April 2020, and a Phase 2 trial began in April 2020 in collaboration with Thomas Jefferson University and other academic medical institutions. The clinical trial will assess the potential benefits of CGRP receptor-blockade in mitigating an excessive immune response which in some cases can be fatal in COVID-19 patients.
Glutamate Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is in multiple Phase 3 trials. Other product candidates include sublingual riluzole (BHV-0223) and BHV-5500 which is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
Troriluzole
Ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been SCA. We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. A Phase 3 trial began enrollment in March 2019 to evaluate the efficacy of troriluzole in SCA. We believe that the non-statistically significant clinical observations from our first Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into a Phase 3 trial that could provide the data needed to serve as the basis for an NDA. We expect to complete enrollment in the Phase 3 trial of troriluzole in SCA in the fourth quarter of 2020.

Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. Enrollment in this study was completed in the first quarter of 2020. The Phase 2/3 study results were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed consistent numerical improvement over placebo on the Yale-Brown Obsessive Compulsive Scale (Y-BOCS) at all study timepoints (weeks 4 to 12) but did not meet the primary outcome measure at week 12 (p = 0.22 at week 12) but was significant at week 8 (p < 0.05). Given the strong signal in the Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, we plan to initiate two Phase 3 clinical trials in 2020. Troriluzole was well tolerated with a safety profile consistent with past clinical trial experience.
In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease has advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In the fourth quarter of 2019, we completed enrollment in the study and announced that the study passed the interim futility analysis. In order to pass the interim futility analysis, troriluzole had to demonstrate numerically greater benefit over placebo on at least one of the two pre-specified criteria at 26 weeks: either (i) cognitive function as measured by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-cog”) or (ii) hippocampal volume as assessed by magnetic resonance imaging. Topline date from the trial is expected in the first quarter of 2021.
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
BHV-5000 and BHV-5500
We are also developing BHV-5500, low-trapping NMDA receptor antagonist, for the treatment of neuropsychiatric diseases. One potential target indication includes Complex Regional Pain Syndrome (“CRPS”). CRPS is a rare, chronic pain condition typically affecting limbs and triggered by traumatic injury. Accompanying symptoms also include chronic inflammation and reduced mobility in the affected areas. Other disorders of interest include post-herpetic neuralgia and diabetic peripheral neuralgia. We acquired worldwide rights to BHV-5000 and BHV-5500 under an exclusive license agreement with AstraZeneca AB in October 2016. We selected a lead formulation at the end of 2017 and completed single dosing in a Phase 1 clinical trial of BHV-5000 in January 2018 to evaluate its pharmacokinetic properties. Results from nonclinical studies limiting clinical dose of BHV-5000 have led us to focus on BHV-5500 (lanicemine). Current work is focused on formulation development.
MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of neurodegenerative diseases. One target indication is MSA, a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. Verdiperstat has received orphan drug designation for the treatment of MSA from both the FDA and the European Medicines Agency. In addition, Fast Track status was granted by the FDA in March 2020 for verdiperstat for the treatment for MSA. A Phase 3 trial began enrollment in July 2019 to evaluate the efficacy of verdiperstat in MSA. The

China IND approval to join the Phase 3 clinical trial of verdiperstat for the treatment of MSA was obtained in the fourth quarter of 2019. Results from this trial are expected in the fourth quarter of 2021.
Another potential target indication is ALS. In September 2019, we announced that verdiperstat was selected to be studied in the Phase 3 HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital in collaboration with the Northeast ALS Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. The Phase 3 HEALEY ALS Platform Trial of verdiperstat is anticipated to begin in the third quarter of 2020. Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. We have entered into an exclusive license agreement with AstraZeneca for the product candidate. A Phase 2/3 clinical trial of verdiperstat is anticipated to begin mid-2020.
Preclinical
In May 2019, we entered into an agreement with Fox Chase Chemical Diversity Center Inc. (“FCCDC”) for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by us. For further information about our arrangements with FCCDC, see Note 14 of the condensed consolidated financial statements.

Recent Developments
Sixth Street Financing Agreement
In August 2020, we and Biohaven Pharmaceuticals, Inc., our wholly-owned subsidiary (together with us, the "Borrowers"), entered into a financing agreement (the "Sixth Street Financing Agreement") with Sixth Street Specialty Lending, Inc. as administrative agent, various lenders (the "Lenders") and certain of our subsidiaries, as guarantors. Pursuant to the Sixth Street Financing Agreement, the Lenders agreed to extend a senior secured credit facility to the Borrowers providing for term loans in an aggregate principal amount up to $500.0 million plus any capitalized interest paid in kind. The credit facility consists of an initial term loan of $275.0 million, which the Borrowers borrowed at closing, and delayed draw term loans in an aggregate principal amount not exceeding $225.0 million, available until August 31, 2021, with $100.0 million of the delayed draw term loans currently available at the Borrowers' option. The remaining $125.0 million in delayed draw term loans becomes available if net sales from NURTEC ODT during the first quarter of 2021 or second quarter of 2021 equal at least $45.0 million. The facility terminates in August 2025.
Each term loan drawn under the facility will bear floating interest on the unpaid principal amount at a rate per annum equal to the three-month LIBOR rate, adjusted for applicable reserve requirements and subject to a floor of 1.00%, plus 9.00%. Interest on amounts borrowed under the facility will be payable quarterly. For each borrowing under the facility, the Company has the right to elect to pay up to 4.00% of the interest on the term loans comprising such borrowing in the form of payment in kind for the first eight fiscal quarters after the date of such borrowing.
We will have the right to prepay borrowings under the facility in whole or in part at any time, subject to a customary prepayment fee on the principal amount being prepaid, which declines over time. In connection with the initial term loan of $275.0 million, we paid customary fees with respect to the initial term loan and delayed draw term loans at closing. We also agreed to pay customary fees on the funding of any delayed draw term loans The net proceeds received from the initial term loan, after fees and expenses, was approximately $260.0 million.
The Sixth Street Financing Agreement contains mandatory prepayments, restrictions and covenants applicable to us and our subsidiaries that are customary for financings of this type. Among other requirements, the Borrowers will be required to maintain a minimum unrestricted cash balance of $50.0 million, which will increase to $80.0 million, commencing on the date that any portion of the remaining $225.0 million delayed draw term loan is funded. The minimum unrestricted cash balance will be waived for any fiscal quarter in which the Borrowers achieve $400.0 million of net sales of our products in the four consecutive quarterly periods prior to such fiscal quarter. The Sixth Street Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the company. Upon or after an event of default, the administrative agent and the lenders may declare all or a portion of our obligations under the Sixth Street Financing Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Sixth Street Financing Agreement.
The obligations under the Sixth Street Financing Agreement are and will be guaranteed by each of our existing and future direct and indirect subsidiaries, subject to certain exceptions. Our obligations under the Sixth Street Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a security interest in certain of our existing and after-acquired assets.

2020 RPI Funding Agreement
In August 2020, we entered into a funding agreement (the "2020 RPI Funding Agreement") with RPI 2019 Intermediate Finance Trust ("RPI 2019 IFT") providing for up to $250.0 million of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and NURTEC ODT and certain payments based on regulatory milestones relating to zavegepant. Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing NURTEC ODT, and payments tied to success-based milestones as described below. We will receive $150.0 million at closing, which is expected to occur on or about August 11, 2020, and $100.0 million upon achievement of certain development milestones for zavegepant (including the commencement of the oral zavegepant Phase 3 program).
If at any time during the 180 days following the closing of the 2020 RPI Funding Agreement, we enter into a definitive agreement to consummate a Change of Control, we will have the option to repurchase the participation rights and milestone payment rights for a purchase price of 2.0x of the amount received under the agreement at that date, contingent upon the closing of a Change of Control (the "Buy-Back Option").
The success-based milestone payments range from 0.6x to 2.95x of the funded amount depending on the number of regulatory approvals achieved for zavegepant (including 1.9x for the first zavegepant migraine regulatory approval) and would be paid over a ten-year period. If we consummate a Change of Control, and the Buy-Back Option has not previously been exercised, RPI 2019 IFT has the option to accelerate each unpaid milestone payment which has or thereafter occurs.
RPI Series B Preferred Share Purchase Agreement
In August 2020, in connection with the 2020 RPI Funding Agreement, we entered into a preferred share purchase agreement with RPI 2019 IFT in which RPI 2019 IFT agreed to purchase up to 3,992 Series B Preferred Shares, of no par value per share, at a price of $50,100 per preferred share from us (the "Series B Preferred Shares") for a total purchase price of $200.0 million payable in quarterly installments of approximately$17.6 million in 2021, $14.6 million in 2022, and $8.9 million in 2023 and 2024. In return, we will be required to redeem the Series B Preferred Shares in 24 quarterly installments of $14.8 million from 2025 to 2030.
The holders of our outstanding Series B Preferred Shares will have the right to require us to redeem their shares in certain circumstances. If we effect a Change of Control, the holders of the Series B Preferred Shares will have the option to cause the us to redeem, in a single payment any outstanding Series B Preferred Shares at a price equal to 1.78x the original issue price per share.
We may redeem any outstanding Series B Preferred Shares at our option at any time for 1.78x the original purchase price, with the redemption price to be paid in a single payment.
In the event that we default on any obligation to redeem Series B Preferred Shares when required, the redemption amount shall accrue interest at the rate of eighteen percent (18%) per annum. If any such default continues for at least one year, the holders of such shares shall be entitled to convert, subject to certain limitations, such Series B Preferred Shares into common shares, with no waiver of their redemption rights.
Under all circumstances, the Series B Preferred Shares are required to be redeemed by December 31, 2030.

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
The continued spread of COVID-19 could also adversely impact our clinical trial operations. For example, we may be unable to enroll or retain an adequate number of patients to commence or complete our clinical trials, data may be missing, the FDA may delay or terminate clinical trials for any of our product candidates, or primary outcome measures may be impacted. As a result, our ability to generate product revenue from sales of any of those product candidates may be delayed or not realized at all.
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
We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. We have implemented internal controls to contemplate a remote work environment and our incident management teams are in place to respond to changes in our work environment quickly and effectively. As a result of the COVID-19 pandemic, we have instructed most of our employees to work from home. In April 2020, we announced a collaboration with Cove in order to facilitate telemedicine evaluation for migraine sufferers while patients are increasingly looking to remote evaluations during this time of unprecedented decreased access to routine office visits.
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

Capital Requirements
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization of NURTEC ODT, and/or the development and commercialization one or more of our current product candidates and programs. Our net loss was $180.9 million and $211.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $1,326.2 million. We expect to continue to incur significant expenses for the foreseeable future as we continue the launch of NURTEC ODT, and advance our other product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution related to NURTEC ODT. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.
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

As of August 10, 2020, the issuance date of our condensed consolidated financial statements, we expect that our cash as of June 30, 2020, and the funds available from the Sixth Street Financing Agreement, 2020 RPI Funding Agreement, and RPI Series B Preferred Shares will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements into 2022. We may need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.

Components of Our Results of Operations
Product Revenues, Net
We began to recognize revenue from product sales, net of rebates, chargebacks, discounts and other adjustments, in March 2020 in conjunction with the launch of our first product, NURTEC ODT. We recently launched NURTEC ODT and will continue to evaluate trends related to revenue momentum for NURTEC ODT, including any discernible impacts of the COVID-19 pandemic. If our development efforts for our other product candidates are successful and result in regulatory approval, or additional license agreements with third parties, we may generate additional revenue in the future from product sales.
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:
•expenses incurred under agreements with contract research organizations (“CROs”) or contract manufacturing organizations, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
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
Non-Cash Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for the 2018 RPI Funding Agreement with RPI as a liability financing, primarily because it has significant continuing involvement in generating the future revenue on which the royalties are based. The liability related to sale of future royalties and the related non-cash interest expense are measured based on the Company's current estimate of the timing and amount of expected future royalties expected to be paid over the estimated term of the 2018 RPI Funding Agreement with RPI Trust using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, the Company recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. The Company’s estimate of the amount of expected future royalties to be paid considers the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing. Additionally, the transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the 2018 RPI Funding Agreement.
Loss from Equity Method Investment
From August 2016 through November 2018, we purchased shares of common stock in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”). As of June 30, 2020 and December 31, 2019, we owned approximately 42% of the outstanding shares of Kleo’s common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income (expense), net, in our condensed consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our condensed consolidated balance sheet.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement and profit from US commercial sales of NURTEC ODT, BPI was profitable during the six months ended June 30, 2020 and 2019. We have recorded a provision for U.S. federal and state income taxes which has been reduced in part by available tax credits.
In August 2020, we completed an intra-entity asset transfer of certain of our intellectual property to our Irish subsidiary. As a result of the transfer, we will recognize a deferred tax asset and income tax benefit in our consolidated financial statements for the three months ending September 30, 2020. We estimate this deferred tax asset and income tax benefit at approximately $850.0 million, subject to realizability analysis, for the step up in tax basis received pursuant to Irish tax law. Our realizability analysis will be based on available objective evidence, and may result in a partial or full valuation allowance. The deferred tax asset and income tax benefit will be measured based on the Irish tax rate expected to apply in the years the asset will be recovered.
We continue to maintain a valuation allowance against our US deferred tax assets. We periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to excess research and development (“R&D”) credit carryforwards as of June 30, 2020. The Company's Irish subsidiary also recorded a deferred tax asset related to net operating losses, however, after evaluation of the positive and negative evidence, including limited earnings history, we established a valuation allowance to reduce the deferred tax asset to zero. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. We anticipate the commercialization of rimegepant will result in future earnings and believe sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following tables summarize our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
In thousands
Product revenue, net	$9,698	$—	$9,698
Cost of goods sold	3,058	—	3,058
Gross Profit	6,640	—	6,640
Operating expenses:
Research and development	42,425	175,977	(133,552)
Selling, general and administrative	124,802	23,231	101,571
Total operating expenses	167,227	199,208	(31,981)
Loss from operations	(160,587)	(199,208)	38,621
Other income (expense):
Interest expense	(172)	—	(172)
Non-cash interest expense on mandatorily redeemable preferred shares	(6,993)	(3,955)	(3,038)
Non-cash interest expense on liability related to sale of future royalties	(11,570)	(5,155)	(6,415)
Change in fair value of derivative liability	650	(1,263)	1,913
Loss from equity method investment	(1,485)	(1,415)	(70)
Other	(119)	(16)	(103)
Total other income (expense), net	(19,689)	(11,804)	(7,885)
Loss before provision for income taxes	$(180,276)	$(211,012)	$30,736
Provision for income taxes	658	58	600
Net loss and comprehensive loss	$(180,934)	$(211,070)	$30,136

Product revenue, net
We began recording net product revenues in the first quarter of 2020 following the approval of NURTEC ODT by the FDA on February 27, 2020 and its subsequent commercial launch in the U.S. in March 2020. During the three months ended June 30, 2020, we recognized $9.7 million of net product revenues related to sales of NURTEC ODT. Sales allowances and accruals mostly consisted of co-pay card discounts, distribution fees and rebates.
Cost of Goods Sold
Cost of goods sold of $3.1 million for the three months ended June 30, 2020 is related to royalties on net sales payable to BMS under a license agreement (see Note 15 "Commitments and Contingencies" to our condensed consolidated financial statements), labeling and packaging costs incurred after FDA approval, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 14 "License and Other Agreements" to our condensed consolidated financial statements for more information on the BMS and Catalent agreements. Prior to receiving initial FDA approval for NURTEC ODT on February 27, 2020, we manufactured NURTEC ODT inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the NURTEC inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended June 30, 2020. These previously expensed costs were not material for the three months ended June 30, 2020.

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	Change
In thousands
Direct research and development expenses by program:
Rimegepant:
Priority review voucher purchase	$—	$105,000	$(105,000)
Program expenses	8,090	31,490	(23,400)
Troriluzole	8,293	8,465	(172)
Zavegepant	6,094	7,667	(1,573)
Verdiperstat	5,087	2,066	3,021
BHV-5000	98	77	21
BHV-0223	55	(92)	147
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	12,868	14,723	(1,855)
Preclinical research programs	194	5,646	(5,452)
Other	1,647	935	712
Total research and development expenses	$42,426	$175,977	$(133,551)

R&D expenses, including non-cash share-based compensation costs, were $42.4 million for the three months ended June 30, 2020, compared to $176.0 million for the three months ended June 30, 2019. The decrease of $133.6 million was primarily due to the $105.0 million purchase of a priority review voucher to expedite the regulatory review of rimegepant ODT formulation, filing fees of $7.6 million related to our rimegepant NDA submission, accruals of development milestones payable to BMS in the amount of $11.5 million, and $5.6 million non-cash expense related to our agreement with Fox Chase for our TDP-43 assets, all only occurring in the three months ended June 30, 2019 Non-cash share-based compensation expense was $6.4 million for the three months ended June 30, 2020, a decrease of $3.9 million as compared to the same period in 2019.

Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $124.8 million for the three months ended June 30, 2020, compared to $23.2 million for the three months ended June 30, 2019. The increase of $101.6 million was primarily due to increases in spending to support the commercial launch of NURTEC ODT in 2020. Less than half of the SG&A expense, or approximately $50 million, was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $5.3 million for the three months ended June 30, 2020, a decrease of $1.9 million as compared to the same period in 2019.
Other Income (Expense), Net
Other income (expense), net was a net expense of $19.7 million for the three months ended June 30, 2020, compared to net expense of $11.8 million for the three months ended June 30, 2019. The increase of $7.9 million in net expense was primarily due to the non-cash interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019, and an increase in the non-cash interest expense recognized on our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $0.7 million for the three months ended June 30, 2020, compared to a provision for income taxes of $0.1 million for the three months ended June 30, 2019. We recorded a tax provision for the three months ended June 30, 2020, primarily attributable to the Company's profitable operations in the United States during that period.

Comparison of the Six Months Ended June 30, 2020 and 2019
The following tables summarize our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
In thousands
Product revenue, net	$10,849	$—	$10,849
Cost of goods sold	3,482	—	3,482
Gross Profit	7,367	—	7,367
Operating expenses:
Research and development	98,495	216,980	(118,485)
Selling, general and administrative	220,403	36,689	183,714
Total operating expenses	318,898	253,669	65,229
Loss from operations	(311,531)	(253,669)	(57,862)
Other income (expense):
Interest expense	(227)	—	(227)
Non-cash interest expense on mandatorily redeemable preferred shares	(12,554)	(3,955)	(8,599)
Non-cash interest expense on liability related to sale of future royalties	(19,995)	(11,972)	(8,023)
Change in fair value of derivative liability	(5,131)	(1,263)	(3,868)
Loss from equity method investment	(2,865)	(2,315)	(550)
Other	(216)	(33)	(183)
Total other income (expense), net	(40,988)	(19,538)	(21,450)
Loss before provision for income taxes	$(352,519)	$(273,207)	$(79,312)
Provision for income taxes	1,352	167	1,185
Net loss and comprehensive loss	$(353,871)	$(273,374)	$(80,497)

Product revenue, net
We began recording product revenues in the first quarter of 2020 following the approval of NURTEC ODT by the FDA on February 27, 2020 and its subsequent commercial launch in the U.S. in March 2020. During the six months ended June 30, 2020, we recognized $10.8 million of net product revenues related to sales of NURTEC ODT. Sales allowances and accruals mostly consisted of co-pay card discounts, distribution fees and rebates.
Cost of Goods Sold
Cost of goods sold of $3.5 million for the six months ended June 30, 2020 is related to royalties on net sales payable to BMS under a license agreement (see Note 15 "Commitments and Contingencies"to our condensed consolidated financial statements), labeling and packaging costs incurred after FDA approval, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 14 "License and Other Agreements" to our condensed consolidated financial statements. Prior to receiving initial FDA approval for NURTEC ODT on February 27, 2020, we manufactured NURTEC ODT inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the NURTEC inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the six months ended June 30, 2020. These previously expensed costs were not material for the six months ended June 30, 2020.

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	Change
In thousands
Direct research and development expenses by program:
Rimegepant:
Priority review voucher purchase	$—	$105,000	$(105,000)
Program expenses	26,110	48,837	(22,727)
Troriluzole	22,277	14,699	7,578
Zavegepant	11,352	15,444	(4,092)
Verdiperstat	10,670	3,114	7,556
BHV-5000	207	435	(228)
BHV-0223	55	435	(380)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	24,505	21,787	2,718
Preclinical research programs	559	5,646	(5,087)
Other	2,761	1,583	1,178
Total research and development expenses	$98,496	$216,980	$(118,484)

R&D expenses, including non-cash share-based compensation costs, were $98.5 million for the six months ended June 30, 2020, compared to $217.0 million for the six months ended June 30, 2019. The decrease of $118.5 million was primarily due to the $105.0 million purchase of a priority review voucher to expedite the regulatory review of rimegepant ODT formulation, filing fees of $7.6 million related to our rimegepant NDA submission, accruals of development milestones payable to BMS in the amount of $11.5 million, and $5.6 million non-cash expense related to our agreement with Fox Chase for our TDP-43 assets, all only occurring in 2019. The decrease in R&D expense during the period was partially offset by an increase in program expenses of $7.6 million and $7.6 million for troriluzole and verdiperstat, respectively. Non-cash share-based compensation expense was $12.7 million for the six months ended June 30, 2020, a decrease of $1.4 million as compared to the same period in 2019.
Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $220.4 million for the six months ended June 30, 2020, compared to $36.7 million for the six months ended June 30, 2019. The increase of $183.7 million was primarily due to increases in spending to support the commercial launch of NURTEC ODT. Less than half of the SG&A expense, or approximately $85 million, was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $16.0 million for the six months ended June 30, 2020, an increase of $5.1 million as compared to the same period in 2019.
Other Income (Expense), Net
Other income (expense), net was a net expense of $41.0 million for the six months ended June 30, 2020, compared to net expense of $19.5 million for the six months ended June 30, 2019. The increase of $21.5 million in net expense was primarily due to the change in fair value of derivative liability and the non-cash interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019, and an increase in the non-cash interest expense recognized on our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $1.4 million for the six months ended June 30, 2020, compared to a provision for income taxes of $0.2 million for the six months ended June 30, 2019. We recorded a tax provision for the six months ended June 30, 2020, primarily attributable to the Company's profitable operations in the United States during that period.

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
In June 2018, we entered into a funding agreement to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or zavegepant to RPI. We issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the products, for each calendar quarter during the royalty term contemplated by the 2018 RPI Funding Agreement, in exchange for $100.0 million in cash. Specifically, the participation rate commences at 2.10 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.50 percent on annual global net sales exceeding $1.5 billion.
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
In January 2020, we issued and sold 4,830,917 common shares at a public offering price of $51.75 per share for net proceeds of approximately $245.9 million after deducting underwriting discounts and commissions of approximately $3.6 million and other offering expenses of approximately $0.5 million. In addition, in February 2020, the underwriter of the January follow-on offering exercised its option to purchase additional shares, and we issued and sold 724,637 common shares for net proceeds of approximately $37.0 million after deducting underwriting discounts and commissions of approximately $0.5 million. Thus, our aggregate net proceeds from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $282.8 million.
In August 2020, we entered into a Sixth Street Financing Agreement pursuant to which the Lenders agreed to extend a senior secured credit facility to us providing for term loans in an aggregate principal amount up to $500.0 million. Also in August 2020, we entered into the 2020 RPI Funding Agreement providing for up to $250.0 million of funding in exchange for rights to participation based payments based on global net sales of products containing zavegepant and NURTEC ODT and certain payments based on success-based milestones relating to zavegepant and entered into a share purchase agreement providing for the issuance and sale to RPI 2019 IFT of Series B Preferred Shares for an aggregate purchase price of $200.0 million, payable in quarterly installments between 2021 and 2024. For further detail on these August 2020 transactions, see "—Recent Developments."
As of June 30, 2020, we had cash of $261.1 million, excluding restricted cash of $2.8 million. Cash in excess of immediate requirements is invested in non-interest-bearing accounts with a view to liquidity and capital preservation.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
In thousands
Net cash used in operating activities	$(326,535)	$(206,756)
Net cash used in investing activities	(24,481)	(1,448)
Net cash provided by financing activities	297,151	409,694
Net increase (decrease) in cash and restricted cash	$(53,865)	$201,490
Operating Activities
During the six months ended June 30, 2020, operating activities used $326.5 million of cash, an increase of $119.8 million as compared to the six months ended June 30, 2019. The increase in cash usage was primarily due to an increase in selling, general and administrative expenses due to increased headcount and advertising costs and other costs to support the commercial launch of NURTEC ODT.
Investing Activities
During the six months ended June 30, 2020, we used $24.5 million of cash in investing activities, an increase of $23.0 million as compared to the six months ended June 30, 2019. The increase was primarily due to the $20 million milestone payment to BMS relating to the FDA approval of NURTEC ODT during the six months ended June 30, 2020, as compared to the same period in 2019.
Financing Activities
During the six months ended June 30, 2020, net cash provided by financing activities was $297.2 million, a decrease of $112.5 million compared to the six months ended June 30, 2019.  The decrease was primarily due to $125.0 million in proceeds from the sale of the Series A Preferred Shares to RPI in April 2019.

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
•complete the Phase 3 replicative clinical trial of zavegepant and related support activities;
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
As of August 10, 2020, the issuance date of our condensed consolidated financial statements, we expect that our cash as of June 30, 2020, and the funds available from the Sixth Street Financing Agreement, 2020 RPI Funding Agreement, and RPI Series B Preferred Shares will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements into 2022. We may need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
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

Contractual Obligations and Commitments
Revenue Participation Rights and Mandatorily Redeemable Preferred Shares
In addition to the following discussion of our commitment to RPI under the 2018 RPI Funding Agreement and Series A Preferred Shares, the disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019. See Notes 14 and 15 to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for further discussion of commitments and contingencies. In addition to these commitments, we are also subject to potential payment obligations to RPI 2019 IFT under the 2020 RPI Funding Agreement and the Series B Preferred Shares issuable in the future to RPI 2019 IFT, as described elsewhere herein.
Pursuant to our 2018 RPI Funding Agreement with RPI entered in June 2018, we have a commitment for repayments under the revenue participation right due for net sales of products containing the compounds rimegepant or zavegepant and certain derivative compounds thereof (the "Products"). A liability of $106.0 million represents the carrying value established on the date of the transaction. Actual payments to RPI may be significantly different than the carrying value based on future royalties that may become payable from the net sales of the Products.
In April 2019, we issued the Series A Preferred Shares for the aggregate original purchase price of $125.0 million. Following the approval by the FDA of NURTEC in February 2020 and starting in the first quarter of 2021, the Company expects to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments through December 31, 2024.
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
Operating and Financing Lease Liabilities
Operating and financing lease liabilities are recorded at lease commencement based on the present value of fixed, or in substance fixed, lease payments over the expected lease term. Lease right-of-use assets are amortized over the lease term.
As of June 30, 2020, we have $5.8 million of total financing and operating lease liabilities recorded on our condensed consolidated balance sheets. The total undiscounted lease commitments as of June 30, 2020 were $7.2 million, of which, $0.6 million is payable during the remainder of 2020. We do not expect the payments associated with the maturity of lease liabilities to have a significant impact on our liquidity in the near-term. For further information about our lease commitments, see Note 15 of the condensed consolidated financial statements.

Critical Accounting Policies and Significant Judgments and Estimates
We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Our preparation of our condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the

Form 10-Q Table of Contents
basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
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
We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that we transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery.
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

Form 10-Q Table of Contents
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
Bridge Program: A Bridge Program helps start a patient on a new therapy, especially in cases where payers may have barriers (e.g. prior authorizations and appeals) in place before agreeing to pay for a new drug. Under a Bridge Program the Customer distributes the product free of cost to eligible individuals for a period of time. We estimate the percentage of Bridge Program product to be provided at each sale to the customer and adjust the transaction price with the amount of such estimate. We do not recognize revenue on Bridge program provided products. The volume of drug to be supplied under the Bridge Program is estimated by us at the time of sale to the Customer.
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

Form 10-Q Table of Contents
this date. As a result, certain manufacturing costs associated with product shipments of NURTEC ODT were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period.
Trade Receivables, Net
Our trade accounts receivable consist of amounts due from pharmacy distributors in the U.S. related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. We monitor the financial performance and creditworthiness of our Customers so that we can properly assess and respond to changes in their credit profile. We reserve against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of June 30, 2020.
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
Intangible Assets
We had no intangible assets as of December 31, 2019. We are required to pay milestone payments of $41.5 million related to the FDA approval and launch of NURTEC ODT. These milestone payments were capitalized as an intangible asset and will be amortized to cost of goods sold over the remaining expected life of the patents. For the six months ended June 30, 2020, we recognized $1.0 million of amortization on the asset and recorded the expense to cost of goods sold.
Impairment of Long-lived Assets
We monitor our long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, we assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, we measure the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. We believe no impairment of long-lived assets existed as of June 30, 2020 or December 31, 2019.

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
The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of June 30, 2020 and December 31, 2019, we had cash of $261.1 million and $316.7 million, respectively. As of June 30, 2020, we held our cash in non-interest-bearing bank accounts and accordingly, the value of these accounts is not subject to fluctuation in interest rates. We have adopted a cash management policy, pursuant to which we may invest our cash with the goal of capital preservation and liquidity so that such funds are readily available to fund our operations.
We had no exposure to interest rate risk related to indebtedness as of June 30, 2020. In August 2020, we became subject to market risk in connection with borrowings under the Sixth Street Financing Agreement. Amounts borrowed under the agreement will accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 9.00%. Considering the total outstanding principal balance under the Financing Agreement of approximately $275.0 million at August 10, 2020, which accrues interest at the LIBOR Rate a 1.00% change in interest rates would result in an impact to income before income taxes of below $1.0 million per year.
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
Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information
Sixth Street Financing Agreement
On August 7, 2020, the Company and Biohaven Pharmaceuticals, Inc. the Company's wholly-owned subsidiary (together with the Company, "Borrowers"), entered into a financing agreement (the "Sixth Street Financing Agreement")with Sixth Street Specialty Lending, Inc. as administrative agent, various lenders (the "Lenders") and certain of the Company's subsidiaries, as guarantors. Pursuant to the Sixth Street Financing Agreement, the Lenders agreed to extend a senior secured credit facility to the Borrowers providing for term loans in an aggregate principal amount up to $500.0 million plus any capitalized interest paid in kind. The facility consists of an initial term loan of $275.0 million, which the Borrowers borrowed at closing, and delayed draw term loans in an aggregate principal amount not exceeding $225.0 million, available until August 31, 2021, with $100.0 million of the delayed draw term loans currently available at the Borrowers' option. The remaining $125.0 million in delayed draw term loans becomes available if net sales from NURTEC ODT during the first quarter of 2021 or second quarter of 2021 equal at least $45.0 million. The facility terminates and the term loans become due and payable in August 2025.
Each term loan drawn under the facility will bear floating interest on the unpaid principal amount at a rate per annum equal to the of three-month LIBOR rate, adjusted for applicable reserve requirements and subject to a floor of 1.00%, plus 9.00%. Interest on amounts borrowed under the facility will be payable quarterly. For each borrowing under the facility, the Company has the right to elect to pay up to 4% of the interest on the term loans comprising such borrowing in the form of payment in kind for the first eight fiscal quarters after the date of such borrowing.
The Company will have the right to prepay borrowings under the facility in whole or in part at any time, subject to a customary prepayment fee on the principal amount being prepaid, which declines over time. In connection with the initial term loan of $275.0 million, the Company paid customary fees with respect to the initial term loan and delayed draw term loans at closing. The Company also agreed to pay customary facility fees on the funding of any delayed draw term loans. The net proceeds received from the initial term loan, after fees and expenses, was approximately $260.0 million.
The Sixth Street Financing Agreement contains mandatory prepayments, restrictions and covenants applicable to the Company and its subsidiaries that are customary for financings of this type. Among other requirements, the Borrowers will be required to maintain a minimum unrestricted cash balance of $50.0 million, which will increase to $80.0.0 million, commencing on the date that any funded portion of the remaining $225.0 million delayed draw term loan is funded. The minimum unrestricted cash balance will be waived for any fiscal quarter in which the Borrowers achieve $400.0 million of net sales of the Company's products in the four consecutive quarterly periods prior to such fiscal quarter. The Sixth Street Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon or after an event of default, the administrative agent and the lenders may declare all or a portion of our obligations under the Sixth Street Financing Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Sixth Street Financing Agreement.
The obligations under the Sixth Street Financing Agreement are and will be guaranteed by each of the Company's existing and future direct and indirect subsidiaries, subject to certain exceptions.
The obligations of the Company and its subsidiaries under the Sixth Street Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a security interest in certain existing and after-acquired assets of the Company and its subsidiaries.
2020 RPI Funding Agreement
Also on August 7, 2020, the Company entered into a funding agreement with RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) providing for up to $250.0 million of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and NURTEC ODT and certain payments based on success-based milestones relating to zavegepant. Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing NURTEC ODT, and payments tied to success-based milestones as described below. The Company will receive $150.0 million at closing, which is expected to occur on or about August 11, 2020, and up to $100.0 million upon achievement of certain development milestones for zavegepant (including the commencement of the oral zavegepant Phase 3 program).
If at any time during the 180 days following the closing of the 2020 RPI Funding Agreement, the Company enters into a definitive agreement to consummate a Change of Control, the Company will have the option to repurchase the participation rights and milestone payment rights for a purchase price of 2.0x of the amount received under the agreement at that date, contingent upon the closing of a Change of Control (the "Buy-Back Option").
The success-based milestone payments range from 0.6x to 2.95x of the funded amount depending on the number of regulatory approvals achieved for zavegepant (including 1.9x for the first zavegepant migraine regulatory approval) and would be paid over a ten-year period. If the Company consummates a Change of Control, and the Buy-Back Option has not previously been exercised, RPI 2019 IFT has the option to accelerate each unpaid milestone payment which has or thereafter occurs.
Series B Preferred Shares
On August 7, 2020, the Company agreed to sell to RPI 2019 IFT, up to 3,992 Series B Preferred Shares for a price per share of $50,100 per share, or total purchase price of $200.0 million, payable in quarterly installments between 2021 and 2024 (the "RPI Series B Preferred Shares").
Redemption
If a Change of Control (as defined in the Amended and Restated Memorandum & Articles of Association to be adopted in connection with the financing) occurs, the Series B Preferred Shares are mandatorily redeemable for 1.77x the original purchase price, payable in quarterly installments of $14.8 million between March 31, 2025 through December 31, 2030.
The Company may redeem the Series B Preferred Shares at its option at any time for a lump sum payment of 1.77x the original purchase price.
Liquidation and Voting
The Series B Preferred Shares have a liquidation preference equal to two times (2x) the original purchase price therefor in the event of a voluntarily or involuntary liquidation, dissolution or winding up of the Company. The Series B Preferred Shares are generally non-voting, except for customary protective provisions which provide that, without the approval of holders of a majority of the Series B Preferred Shares and Series A Preferred Shares (collectively, the “Preferred Shares”), the Company may not adversely affect the rights of the Preferred Shares or create, authorize or issue any class or series of equity securities of the Company senior to, or pari passu with, the Preferred Shares. However, the Company is permitted to issue equity securities ranking junior to the Preferred Shares, including Common Shares, as well as convertible and/or non-convertible debt.
Other
In the event the Company defaults on any obligation to redeem Series B Preferred Shares when required, the redemption amount shall accrue interest at the rate of eighteen percent (18%) per annum. If any such default continues for at least one year, the holders of such shares shall be entitled to convert, subject to certain limitations, such Series B Preferred Shares into Common Shares, with no waiver of their redemption rights. The Series B Preferred Shares are otherwise not convertible into Common Shares in any circumstances.
The purchase agreement for the Series B Preferred Shares contains various representations and warranties, covenants, indemnification obligations and other provisions customary for transactions of this nature. The closings of the sales of Series B Preferred Shares are subject to customary closing conditions.
The Series B Preferred Shares were offered and will be issued and sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. RPI 2019 IFT represented that it is an accredited investor and that it is acquiring the Series B Preferred Shares for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.
For further detail on these August 2020, transactions see Recent Developments in Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discussion is incorporated by reference herein.

Form 10-Q Table of Contents
Item 6. Exhibits

Exhibit No.*	Description
3.1
Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on April 17, 2020).

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
Dated: August 10, 2020
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)