Form 10-Q
period 2020-09-30
Biohaven Pharmaceutical Holding Co Ltd.
filed 2020-11-09
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38080
Biohaven Pharmaceutical Holding Company Ltd.
(Exact Name of Registrant as Specified in its Charter)

British Virgin Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Biohaven Pharmaceuticals, Inc.
215 Church Street, New Haven, CT	06510
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2020, the registrant had 59,939,166 common shares, without par value per share, outstanding.
1

Form 10-Q Table of Contents
Part 1.     Financial Information

Item 1.    Condensed Consolidated Financial Statements

Index to Condensed Consolidated Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$316,231	$316,727
Marketable securities	229,983	—
Trade receivables, net	79,522	—
Inventories	20,131	—
Prepaid expenses and other current assets	62,418	11,554
Total current assets	708,285	328,281
Property and equipment, net	8,802	8,152
Equity method investment	1,866	5,338
Intangible assets, net	39,811	—
Other assets	23,251	2,493
Total assets	$782,015	$344,264
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$43,976	$14,071
Accrued expenses and other current liabilities	126,267	52,102
Current portion of mandatorily redeemable preferred shares	46,875	—
Total current liabilities	217,118	66,173
Long-term debt	264,135	—
Liability related to sale of future royalties, net	318,594	144,111
Mandatorily redeemable preferred shares, net	119,456	103,646
Derivative liabilities	1,940	37,690
Other long-term liabilities	14,590	68
Total liabilities	935,833	351,688
Commitments and contingencies (Note 19)
Contingently redeemable non-controlling interests	60,000	—
Shareholders’ Equity (Deficit):
Common shares, no par value; 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 59,707,780 and 52,385,283 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,205,384	881,426
Additional paid-in capital	103,419	83,523
Accumulated other comprehensive income	251	—
Accumulated deficit	(1,521,433)	(972,373)
Total shareholders’ equity (deficit) attributable to Biohaven Pharmaceutical Holding Company Ltd.	(212,379)	(7,424)
Non-controlling interests	(1,439)	—
Total shareholders' equity (deficit)	(213,818)	(7,424)
Total liabilities and shareholders' equity (deficit)	$782,015	$344,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue, net	$17,664	$—	$28,513	$—
Cost of goods sold	4,244	—	7,726	—
Gross profit	13,420	—	20,787	—
Operating expenses:
Research and development	57,044	61,674	155,539	278,654
Selling, general and administrative	119,533	28,778	339,936	65,467
Total operating expenses	176,577	90,452	495,475	344,121
Loss from operations	(163,157)	(90,452)	(474,688)	(344,121)
Other income (expense):
Interest expense	(4,608)	—	(4,835)	—
Non-cash interest expense on mandatorily redeemable preferred shares	(7,310)	(4,378)	(19,864)	(8,333)
Non-cash interest expense on liability related to sale of future royalties	(11,955)	(7,312)	(31,950)	(19,284)
Change in fair value of derivatives	(1,940)	(1,717)	(7,071)	(2,980)
Loss from equity method investment	(607)	(1,993)	(3,472)	(4,308)
Other	(3,062)	8	(3,278)	(25)
Total other expense, net	(29,482)	(15,392)	(70,470)	(34,930)
Loss before provision for income taxes	(192,639)	(105,844)	(545,158)	(379,051)
Provision for income taxes	3,989	323	5,341	490
Net loss	(196,628)	(106,167)	(550,499)	(379,541)
Less: Net loss attributable to non-controlling interests	(1,439)	—	(1,439)	—
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(195,189)	$(106,167)	$(549,060)	$(379,541)
Net loss per share attributable to Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(3.27)	$(2.04)	$(9.42)	$(8.04)
Weighted average common shares outstanding—basic and diluted	59,677,989	52,077,240	58,282,697	47,210,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(196,628)	$(106,167)	$(550,499)	$(379,541)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	324	—	324	—
Net unrealized losses related to available-for-sale debt securities	(73)	—	(73)	—
Other comprehensive income	251	—	251	—
Comprehensive loss	(196,377)	(106,167)	(550,248)	(379,541)
Less: comprehensive loss attributable to non-controlling interests	(1,439)	—	(1,439)	—
Comprehensive loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(194,938)	$(106,167)	$(548,809)	$(379,541)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(550,499)	$(379,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	43,206	34,855
Non-cash interest expense on mandatorily redeemable preferred shares	19,864	8,333
Non-cash interest expense on liability related to sale of future royalties	31,950	19,284
Non-cash expense related to license agreement	—	5,646
Change in fair value of derivatives	7,071	2,980
Loss from equity method investment	3,472	4,308
Depreciation and amortization	4,625	437
Other non-cash items	80	—
Changes in operating assets and liabilities:
Trade receivables, net	(79,522)	—
Inventories	(18,124)	—
Prepaid expenses and other current assets	(46,088)	1,494
Other assets	(45)	(352)
Accounts payable	27,898	810
Accrued expenses and other current liabilities	65,410	26,862
Other long-term liabilities	62	(2,000)
Net cash used in operating activities	(490,641)	(276,884)
Cash flows from investing activities:
Purchases of marketable securities	(230,233)	—
Purchases of property and equipment	(1,501)	(1,637)
Payments for leasehold improvements	(1,600)	—
Payments for intangible assets	(41,500)	—
Net cash used in investing activities	(274,834)	(1,637)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	264,000	—
Proceeds from issuance of common shares	283,333	303,221
Proceeds from sale of future royalties	147,476	—
Proceeds from sale of contingently redeemable non-controlling interests	60,000	—
Proceeds from obligation to perform R&D services	2,124	—
Proceeds from issuance of mandatorily redeemable preferred shares	—	125,000
Proceeds from exercise of warrants	—	1,998
Payments of issuance costs	(2,300)	(1,150)
Payment of term loan commitment fee	(2,000)	—
Proceeds from exercise of stock options	17,815	2,777
Repayment of principal for finance leases	(991)	—
Net cash provided by financing activities	769,457	431,846
Effect of exchange rate changes on cash, cash equivalents and restricted cash	324	—
Net increase in cash, cash equivalents and restricted cash	4,306	153,325
Cash, cash equivalents and restricted cash at beginning of period	317,727	264,249
Cash, cash equivalents and restricted cash at end of period	$322,033	$417,574
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,564	$—
Cash paid for income taxes	$1,406	$835

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
Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements and public offerings, sale of a revenue participation rights related to future royalties and debt financing. The Company has incurred recurring losses since its inception, had an accumulated deficit as of September 30, 2020, and expects to continue to generate operating losses during the commercial launch of NURTEC ODT. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
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
In August 2020, the Company and Biohaven Pharmaceuticals, Inc., the Company’s wholly-owned subsidiary (together with the Company, the "Borrowers"), entered into a five-year financing agreement (the "Sixth Street Financing Agreement") with Sixth Street Specialty Lending, Inc. as administrative agent, various lenders (the "Lenders") and certain of the Company's subsidiaries, as guarantors. Pursuant to the Sixth Street Financing Agreement, the Lenders agreed to extend a senior secured credit facility to the Borrowers providing for term loans in an aggregate principal amount up to $500,000. Also in August 2020, the Company entered into a funding agreement (the "2020 RPI Funding Agreement") with RPI 2019 Intermediate Finance Trust ("RPI 2019 IFT") providing for up to $250,000 of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant and entered into a share purchase agreement providing for the issuance and sale to RPI 2019 IFT of series B preferred shares for an aggregate purchase price of $200,000, payable in installments between 2021 and 2024 (the "Series B Preferred Shares"). For further detail on these August 2020 transactions see Note 4, “Fair Value of Financial Assets and Liabilities,” Note 9, “Liability Related to Sale of Future Royalties, net” and Note 18, "Debt."
In September 2020, the Company's Asia-Pacific subsidiary, BioShin Limited, issued and sold $60,000 Series A preferred shares (the "BioShin Series A Preferred Shares") to a group of investors led by OrbiMed, with participation from Cormorant Asset Management LLC, HBM Healthcare Investments Ltd, Surveyor Capital (a Citadel Company), and Suvretta Capital Management, LLC.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1.   Nature of the Business and Basis of Presentation (Continued)
As of November 9, 2020, the issuance date of our condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities as of September 30, 2020, and the funds available from the Sixth Street Financing Agreement, and Series B Preferred Shares will be sufficient to fund its current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. The Company may need to raise additional capital until it is profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, the Company may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund its operating costs and working capital needs.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its controlled subsidiaries after elimination of all significant intercompany accounts and transactions. Investments in companies in which the Company owns less than a 50% equity interest and where it exercises significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2020 cash equivalents was primarily comprised of money market funds. The Company had no cash equivalents as of December 31, 2019.
Restricted Cash
Restricted cash included in other current assets in the condensed consolidated balance sheet represents employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares. See Note 14 "Share-Based Compensation" for additional information on the Company's employee share purchase plan.
Restricted cash included in other assets in the condensed consolidated balance sheets represents collateral held by a bank for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania. See Note 19 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease. The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flow:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$316,231	$316,727
Restricted cash (included in other current assets)	4,802	—
Restricted cash (included in other assets)	1,000	1,000
Total cash, cash equivalents and restricted cash in the statement of cash flows	$322,033	$317,727

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Marketable Securities
We invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. We classify marketable debt securities as available-for-sale and, accordingly, record such securities at fair value. We classify these securities as current assets as these investments are intended to be available to the Company for use in funding current operations.
Unrealized gains and losses on our marketable debt securities that are deemed temporary are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. If any adjustment to fair value reflects a significant decline in the value of the security, we evaluate the extent to which the decline is determined to be other-than-temporary and would mark the security to market through a charge to our consolidated statement of operations. Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in accumulated other comprehensive income (loss).
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our marketable securities were not material for the three and nine months ended September 30, 2020.
Trade Receivables, Net
The Company’s trade accounts receivable consists of amounts due from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of September 30, 2020.
Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers and contract manufacturers. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products which may be used in clinical development programs are excluded from inventory and charged to research and development expense as incurred. Prior to the initial date regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on the Company’s condensed consolidated statements of operations in the period incurred. Following FDA approval of NURTEC ODT on February 27, 2020, the Company subsequently began capitalizing costs related to inventory manufacturing.
Intangible Assets
The Company had no intangible assets as of December 31, 2019. The Company is required to pay milestone payments of $41,500 related to the FDA approval and launch of NURTEC ODT. These milestone payments were capitalized as an intangible asset, and will be amortized to cost of goods sold over the remaining expected life of the patents. For the three and nine months ended September 30, 2020, the Company recognized $724 and $1,689, respectively, of amortization on the asset and recorded the expense to cost of goods sold.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Estimated future amortization expense for the intangible assets subsequent to September 30, 2020 is a follows:

2020 (remaining three months)	724
2021	2,895
2022	2,895
2023	2,895
2024	2,895
Thereafter	27,506
39,811

Impairment of Long-lived Assets
The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company believes no impairment of long-lived assets existed as of September 30, 2020 or December 31, 2019.
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
 The Company’s Series A preferred shares derivative liability and Series B preferred shares forward contracts are carried at fair value, determined according to the fair value hierarchy described above (see Note 4).
Derivative Instruments
The Company recognizes all derivatives at fair value either as assets or liabilities in the condensed consolidated balance sheets and changes in fair value of such instruments are recognized in current period earnings, unless specific hedge accounting criteria are met on its derivative instruments. As of September 30, 2020, the Company accounted for its Series B preferred forward contract as a derivative instrument (see Note 4, and 10) . As of December 31, 2019, the Company accounted for certain scenarios as described in the Series A preferred shares agreement with RPI as a derivative liability (see Note 4).
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
For our real estate lease, the Company elected the practical expedient to include both the lease and non-lease components as a single component and account for it as an operating lease. In addition, payments made by the Company for improvements to the underlying asset, if the payment relates to an asset of the lessor, are recorded as prepaid rent within other assets in the condensed consolidated balance sheets and expensed as part of the amortization of the right-of-use asset. The commencement date for the Company's leased office space in Yardley, Pennsylvania occurred during the second quarter of 2020. In connection with the commencement of the office lease, the Company reclassified $2,850 for leasehold improvements related to assets of the lessor from prepaid rent to operating right-of-use asset. As of September 30, 2020, the Company had restricted cash of $1,000 included in other assets in the condensed consolidated financial statements, which represents collateral held by a bank for an LOC issued in connection with the leased office space in Yardley, Pennsylvania. The restricted cash is deposited in a non-interest bearing account. See Note 19 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease.
For our vehicle leases, the Company elected the practical expedient to include both the lease and non-lease components as a single component and account for it as a finance lease. Each of the Company's vehicle leases are considered a single lease under a master service agreement, and each vehicle lease has a residual value guarantee equivalent to the wholesale value of the vehicle at termination of the lease. During the third quarter of 2020, the Company took delivery of the majority of its commercial car fleet. In connection with the vehicle leases, the Company recorded finance lease right-of-use assets in other assets and finance lease liabilities in other long-term liabilities on its condensed consolidated balance sheet. See Note 19 "Commitments and Contingencies" for additional information on the vehicle leases.
Foreign Currency Translation
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss), net of tax, in stockholders’ equity. Foreign currency transaction gains and losses are included in other income (expense) in the condensed consolidated statement of operations.
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
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of NURTEC ODT, including third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on the Company’s net product revenues and amortization of intangible assets associated with NURTEC ODT. Cost of goods sold may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. In connection with the FDA approval of NURTEC on February 27, 2020, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of NURTEC ODT were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period. These previously expensed costs were not material for the three and nine months ended September 30, 2020.
Advertising Costs
We expense the costs of advertising as incurred. We incurred and expensed advertising costs in the amount of $33,086 and $72,601 for the three and nine months ended September 30, 2020, respectively, and none for the three and nine months ended September 30, 2019. These costs were included in selling, general and administrative expenses in the condensed consolidated statements of operations.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, and marketable securities. Our cash management policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper, supranational and sovereign obligations, certain qualifying money market mutual funds, certain repurchase agreements, and places restrictions on credit ratings, maturities, and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and marketable securities to the extent recorded on the balance sheet.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit primarily to pharmaceutical wholesale distributors. Customer creditworthiness is monitored and collateral is not required. Historically, we have not experienced credit losses on our accounts receivable and as of September 30, 2020, allowances on receivables was not material.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
In August 2020 the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update addresses issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted but no earlier that fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of the standard requires changes to be made through either a modified retrospective method of transition or a fully retrospective method. In applying the modified retrospective method, the updated guidance is applied to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on its condensed consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security at September 30, 2020 was as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds
U.S.	$136,664	$—	$136,664	$3	$(69)	$136,598
Foreign	16,084	—	16,084	—	(14)	16,070
Government related obligations
U.S.	79,947	—	79,947	7	—	79,954
Total	$232,695	$—	$232,695	$10	$(83)	$232,622

The Company had no available-for-sale debt securities at December 31, 2019.
The Company had 39 available-for-sale debt securities in an unrealized loss position, with an aggregate fair value of $141,493, as of September 30, 2020. As of September 30, 2020, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis. We did not have any investments in a continuous unrealized loss position for more than twelve months as of September 30, 2020.
The fair values of debt securities available-for-sale by classification in the condensed consolidated balance sheets were as follows:

September 30, 2020
Cash and cash equivalents	$2,639
Marketable securities	229,983
Total	$232,622

The net amortized cost and fair value of debt securities available-for-sale at September 30, 2020 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$224,672	$224,615
One year through five years	8,023	8,007
Total	$232,695	$232,622

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3. Marketable Securities (continued)
Net Investment Income
Sources of net investment income included in other under other income (expense) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Gross investment income from debt securities available-for-sale	$36	$36
Investment expenses	—	—
Net investment income (excluding net realized capital gains or losses)	36	36
Net realized capital gains (losses)	—	—
Net investment income	$36	$36

The Company had no net investment income during the three and nine months ended September 30, 2019.
The Company had no maturities or sales of available-for-sale debt securities or resulting realized gains and losses for the three and nine months ended September 30, 2020.

4.   Fair Value of Financial Assets and Liabilities
The Company held financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, and held no financial assets measured at fair value on a recurring basis as of December 31, 2019.
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicate the level of the fair value hierarchy utilized to determine such fair value:

		Fair Value Measurement as of September 30, 2020 Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	Money market funds	$167,343	$—	$—	$167,343
Cash equivalents	U.S. corporate bonds	—	2,639	—	2,639
Marketable securities	U.S. treasury bills	—	79,954	—	79,954
Marketable securities	U.S. corporate bonds	—	133,959	—	133,959
Marketable securities	Foreign corporate bonds	—	16,070	—	16,070
Total assets		$167,343	$232,622	$—	$399,965

Liabilities:
Series B preferred shares forward contracts		—	—	1,940	1,940
Total liabilities		$—	$—	$1,940	$1,940

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)

	Fair Value Measurement as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Series A preferred shares derivative liability	$—	$—	$37,690	$37,690
Total liabilities	$—	$—	$37,690	$37,690

There were no securities transferred between Level 1, 2 and 3 during the nine months ended September 30, 2020.
The fair value of the Company's long-term debt, classified as a Level 2 liability, approximates its carrying value of $264,135 at September 30, 2020.
The Company had no financial assets carried on the condensed consolidated balance sheets at adjusted cost that required an estimated fair value at September 30, 2020 and no financial assets and liabilities carried on the condensed consolidated balance sheets carried at adjusted cost that required an estimated fair value at December 31, 2019.
Valuation of Series A Preferred Shares Derivative Liability
The following table provides a roll forward of the aggregate fair value of the Company’s Series A preferred shares derivative liability (see Note 10) for which fair value is determined by Level 3 inputs for the nine months ended September 30, 2020 and 2019:

Series A Derivative Liability
Balance at December 31, 2019	$37,690
Change in fair value	5,131
Settlement of Series A preferred shares derivative liability	(42,821)
Balance at September 30, 2020	$—

Transaction date balance	$33,815
Change in fair value	2,980
Balance at September 30, 2019	$36,795

The fair value of the derivative liability recognized in connection with the Series A preferred shares agreement with RPI, as described in Note 10, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability relates to certain scenarios outlined in the agreement that would result in accelerated payments as compared to the agreement's host instrument. The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement.
As inputs into the valuation, the Company considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate using credit spreads of biopharmaceutical companies in similar stages of development to the Company. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative was recorded on the balance sheet as a Series A preferred shares derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Valuation of Liability Related to Sale of Future Royalties
In June 2018, and as described in Note 9, the Company entered into a funding agreement with RPI, accounted for as a liability financing. As of September 30, 2020, the fair value of the liability related to sale of future royalties, used in determining the effective interest rate of the liability, is based on the Company's current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which is considered Level 3.
Series B Preferred Shares Forward Contracts
The following table provides a roll forward of the aggregate fair value of the Company's Series B Preferred Shares Forward Contracts for which fair value is determined by Level 3 inputs for the nine months ended September 30, 2020:

Forward Contracts
Transaction date balance	$—
Change in fair value	1,940
Balance at September 30, 2020	$1,940

In August 2020, the Company entered into Series B preferred share agreement, whereby RPI will invest in the Company through the purchase of up to 3,992 Series B preferred shares at a price of $50,100 per share (the "RPI Series B Preferred Share Agreement"). The gross proceeds from the transaction with RPI will be used for the clinical development of zavegepant and other general corporate purposes. The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024.
The holders of the Company's outstanding Series B Preferred Shares will have the right to require redemption of the shares in certain circumstances. If a Change of Control occurs, as defined in the Company's memorandum and article of association, and the Series B Preferred Shares have not previously been redeemed, the holders of a majority of outstanding Series B Preferred Shares will have an option to redeem outstanding shares in a single payment at a price equal to 1.77 times the original issuance price of the Series B Preferred Shares.
The Company may redeem the Series B Preferred Shares at its option at any time in a single payment at a price equal to 1.77 times the original issuance price of the Series B Preferred Shares.
The Company is required to redeem the Series B Preferred Shares for 1.77 times the original purchase price, payable beginning March 31, 2025 in equal quarterly installments through December 31, 2030. Accordingly, the Company has concluded that the agreement to issue Series B Preferred Shares at a future date represents a forward contract, and classified as a derivative. The Company initially measured the forward contract at a fair value of zero. For detail of the transaction, see Note 9, "Liability Related to Sale of Future Royalties, net."
The Company will subsequently remeasure the fair value and recognize any gains or losses through other income (expense) in its condensed consolidated statement of operations. From the transaction date in August 2020 through September 30, 2020 the Company recognized $1,940 expense in other expense.
The fair value of the derivative recognized in connection with the RPI Series B Preferred Share Agreement was determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative primarily relates to the difference between the fair value of the Series B Preferred Shares and the contractual future purchase price. The fair value of the Series B Preferred Shares is calculated based on the cash flows to RPI (1.77 times the original purchase price as scheduled or accelerated upon certain events, as described previously) and the Company's estimated cost of capital for those cash flows. The cash flows to RPI are based on probability adjusted cash flows from certain scenarios outlined in the agreement that would result in accelerated payments modeled using a Monte Carlo simulation. As inputs into the valuation, the Company considered the type and probability of occurrence of certain change of control events, the amount of the payments, the expected timing of certain acceleration of payments, and a risk-adjusted discount rate. Assessing the probability of certain change of control events over a 10-year time period requires significant judgement and the successful completion of a change of control is largely dependent on the outcome of potential negotiations

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
with a third party. Due to this uncertainty, our expectation of the probability of the timing of a change of control event at the reporting date could reasonably be different than the timing of an actual change of control event, and if so, would mean the estimated fair value could be significantly higher or lower than the fair value determined.
Upon issuance of the Series B Preferred Shares, they will qualify as mandatorily redeemable instruments and will be classified as a preferred shares liabilities. The Company will then measure the liability at fair value, and subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The Company had no Series B Preferred Shares issued and outstanding as of September 30, 2020 and December 31, 2019.
Any Series B Preferred Shares that are not redeemed on an applicable redemption date described above will accrue interest at 18% per annum, until the shares are redeemed. If Series B Preferred Shares remain unredeemed for a period of one year after the applicable redemption date, the holders of the unredeemed shares will have the right to convert such preferred shares into a number of common shares equal to (a) the redemption price plus any accrued interest, divided by (b) the five day volume-weighted average trading price of the Company's common shares for the five days immediately preceding the conversion date for such unredeemed shares.

5.   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2020	As of December 31, 2019
Prepaid clinical trial costs	$11,745	$6,101
Prepaid manufacturing	21,570	—
Prepaid commercial costs	16,772	—
Other prepaid and current assets	12,331	5,453
	$62,418	$11,554

6.   Equity Method Investment
The Company has a variable interest in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”), through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of September 30, 2020 and December 31, 2019, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.
The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company’s proportional share of Kleo’s net income or loss in each period. The Company's ownership interest in outstanding stock of Kleo for the nine months ended September 30, 2020 and 2019 was 41.9%. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo’s net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proportionate share of Kleo's net loss	$607	$1,993	$3,472	$4,308

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.   Equity Method Investment (Continued)

The carrying value of the Company’s investment in Kleo was $1,866 and $5,338 as of September 30, 2020 and December 31, 2019, respectively, and is reported as equity method investment on the condensed consolidated balance sheet. The carrying value of the investment represents the Company’s maximum loss exposure as of the balance sheet date. The following table provides a roll-forward of the carrying value of the Company’s equity method investment:

Carrying Value
Balance at December 31, 2019	$5,338
Loss recognized in connection with equity method investment	(3,472)
Balance at September 30, 2020	$1,866

Balance at December 31, 2018	$11,414
Loss recognized in connection with equity method investment	(4,308)
Balance at September 30, 2019	$7,106

7.   Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following:

	As of September 30, 2020	As of December 31, 2019
Accrued development milestones	$7,167	$12,000
Accrued employee compensation and benefits	19,835	3,521
Accrued clinical trial costs	15,097	16,476
Accrued commercialization and other professional fees	12,244	15,408
Other accrued expenses and current liabilities	71,924	4,697
	$126,267	$52,102

8. Inventories
Inventories consisted of the following:

As of September 30, 2020
Raw materials	976
Work-in-process	16,898
Finished goods	2,257
$20,131
The Company had no inventories as of December 31, 2019.

9.   Liability Related to Sale of Future Royalties, net
2018 RPI Funding Agreement
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
(Unaudited)
9.   Liability Related to Sale of Future Royalties, net (Continued)
Concurrent with the 2018 RPI Funding Agreement, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with RPI. Pursuant to the Purchase Agreement, the Company sold 1,111,111 common shares of the Company to RPI at a price of $45.00 per share, for gross proceeds of $50,000.
The Company concluded that there were two units of account for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the 2018 RPI Funding Agreement and $50,000 from the Purchase Agreement among the two units of account on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing share price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of account. The effective interest rate under the 2018 RPI Funding Agreement, including transaction costs, is approximately 27% as of September 30, 2020.
2020 RPI Funding Agreement
In August 2020, the Company entered into a funding agreement with RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) providing for up to $250,000 of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant (the "2020 RPI Funding Agreement"). Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing rimegepant, and payments tied to success-based milestones as described below. The Company received $150,000 in cash and up to $100,000 upon achievement of certain development milestones for zavegepant (including the commencement of the oral zavegepant Phase 3 program).
If at any time during the 180 days following the closing of the 2020 RPI Funding Agreement, the Company enters into a definitive agreement to consummate a Change of Control (as defined in the Company's articles and memorandum of association), the Company will have the option to repurchase the participation rights and milestone payment rights for a purchase price of 2.0x of the amount received under the agreement at that date, contingent upon the closing of a Change of Control (the "Buy-Back Option").
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
The Company concluded that there were two units of account for the $150,000 in initial consideration received, which comprised of a liability related to sale of future royalties for products containing rimegepant, and a research and development arrangement with RPI 2019 IFT for zavegepant. The Company allocated the $150,000 from the 2020 RPI Funding Agreement among the two units of account based on the present value of probability adjusted net sales at the time of the transaction. The Company allocated $147,876 in transaction consideration to the liability related to sale of future royalties and $2,124 to the obligation to perform contractual services in other long-term liabilities in the condensed consolidated balance sheets. The transaction costs of $400 were allocated only to the liability related to sale of future royalties. The effective interest rate under the 2020 RPI Funding Agreement, including transaction costs, is approximately 6% as of September 30, 2020. Since there is a substantive and genuine transfer of risk to RPI 2019 IFT for the development of zavegepant, the $2,124 of consideration allocated to the development of zavegepant is being recognized by the Company as an obligation to perform contractual services and therefore is a reduction of research and development expenses as incurred. The reduction to research and development expenses for the three and nine months ended September 30, 2020 was $110.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Liability Related to Sale of Future Royalties, net (Continued)
The following table shows the activity within the liability related to sales of future royalties account for the nine months ended September 30, 2020 and 2019, respectively, related to the 2018 and 2020 RPI Funding Agreements.

	Nine Months Ended September 30,
	2020	2019
Liability related to sale of future royalties - beginning balance	$144,111	$117,515
Additional liability related to the 2020 RPI Funding Agreement, net of issuance costs	147,476	—
Royalty revenues payable to RPI	(667)	—
Non-cash interest expense on liability related to sale of future royalties	31,950	19,284
Liability related to sale of future royalties - ending balance	$322,870	$136,799

10.   Mandatorily Redeemable Preferred Shares, net
In April 2019, the Company sold 2,495 Series A preferred shares (the "Series A Preferred Shares") to RPI at a price of $50,100 per preferred share pursuant to a Series A preferred share purchase agreement (the "Preferred Share Agreement"). The gross proceeds from the transaction with RPI were $125,000, with $105,000 of the proceeds used to purchase a priority review voucher ("PRV") issued by the United States Secretary of Health and Human Services to potentially expedite the regulatory review of the new drug application ("NDA") for the ODT formulation of rimegepant and the remainder of the proceeds to be used for other general corporate purposes. Pursuant to the Preferred Share Agreement, the Company had the option to issue additional Series A Preferred Shares to RPI in up to three additional closings for an aggregate amount of $75,000. The Company was not obligated to issue any additional Series A Preferred Shares, subject to a fee up to $3,000 if not all of the Series A Preferred Shares were issued. In the third quarter of 2020, the Company determined it will not exercise the option to issue additional Series A Preferred Shares and accordingly recognized the full $3,000 fee in other expense in the condensed consolidated statements of operations.
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
The Company is required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable beginning March 31, 2021 in equal quarterly installments through December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 18%, and the Company recognized $7,310 and $19,864 in interest expense for the three and nine months ended September 30, 2020, respectively. The Company had 2,495 Series A preferred shares issued and outstanding as of September 30, 2020 and December 31, 2019.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.   Mandatorily Redeemable Preferred Shares, net (Continued)
The following table shows the activity within the preferred share liability for the nine months ended September 30, 2020:

Carrying Value
Net balance at December 31, 2019	$103,646
Partial settlement of Series A preferred shares derivative liability	42,821
Non-cash interest expense recognized, including transaction cost amortization	19,864
Net balance at September 30, 2020	$166,331

Certain scenarios as described in the Preferred Share Agreement were determined by the Company to result in a derivative liability. The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement. As inputs into the valuation, the Company considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative was recorded on the balance sheet as a Series A preferred shares derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations (see Note 4 for details on the fair value measurement).
Upon the FDA's approval of NURTEC ODT the Company remeasured the derivative using the inputs noted above. In the first quarter of 2020, the Company partially settled the Series A preferred shares derivative liability associated with this approval of $42,821, which modified the timing of the payment obligation related to the redeemable preferred share liability. During the second quarter of 2020, the Company recorded a $650 gain in other income in its condensed consolidated statement of operations.
On August 7, 2020, the Company entered into the RPI Series B Preferred Share Agreement, pursuant to which RPI agreed to invest in the Company through the purchase of up to 3,992 Series B Preferred Shares at a price of $50,100 per share. The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. Upon issuance of the Series B Preferred Shares, they will qualify as mandatorily redeemable instruments and be classified as a Series B preferred shares liability. The Company will then measure the liability at fair value, and subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The Company had no Series B preferred shares issued and outstanding, as of September 30, 2020 and December 31, 2019.

11.   Warrants
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
Fox Chase Chemical Diversity Center Inc.
In May 2019, the Company entered into an agreement with Fox Chase Chemical Diversity Center Inc. ("FCCDC") for FCCDC's TDP-43 assets (the "FCCDC Agreement"). The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. As consideration, Biohaven issued 100,000 of its common shares to FCCDC valued at $5,646. As of the end of the second quarter of 2019, the payment was recorded in accounts payable and research and development expense as the shares had not settled during the quarter. Upon settlement of the shares in July 2019, the Company transferred the value of the common shares issued to FCCDC from accounts payable to common shares.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.   Warrants (Continued)

In addition to the common shares issued to FCCDC, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing (See Note 16). The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43. The warrant has accelerated vesting in the event of a change of control of Biohaven.

12.   Shareholders' Equity
Changes in shareholders’ equity for the three and nine months ended September 30, 2020 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Biohaven Shareholders' Equity (Deficit)	Non-controlling Interests	Total Shareholders' Equity (Deficit)
Balance as of December 31, 2019	52,385,283	$881,426	$83,523	$(972,373)	$—	$(7,424)	$—	$(7,424)
Issuance of common shares, net of offering costs	5,555,554	282,833	—	—	—	282,833	—	282,833
Issuance of common shares under equity incentive plan	447,111	10,880	(8,273)	—	—	2,607	—	2,607
Non-cash share-based compensation expense	—	—	16,879	—	—	16,879	—	16,879
Net loss	—	—	—	(172,937)	—	(172,937)	—	(172,937)
Balance as of March 31, 2020	58,387,948	$1,175,139	$92,129	$(1,145,310)	$—	$121,958	$—	$121,958
Issuance of common shares under equity incentive plan	1,137,617	23,866	(12,118)	—	—	11,748	—	11,748
Non-cash share-based compensation expense	—	—	11,762	—	—	11,762	—	11,762
Net loss	—	—	—	(180,934)	—	(180,934)	—	(180,934)
Balance as of June 30, 2020	59,525,565	$1,199,005	$91,773	$(1,326,244)	$—	$(35,466)	$—	$(35,466)
Issuance of common shares under equity incentive plan	182,215	6,379	(2,919)	—	—	3,460	—	3,460
Non-cash share-based compensation expense	—	—	14,565	—	—	14,565	—	14,565
Net loss	—	—	—	(195,189)	—	(195,189)	(1,439)	(196,628)
Other comprehensive income	—	—	—	—	251	251	—	251
Balance as of September 30, 2020	59,707,780	$1,205,384	$103,419	$(1,521,433)	$251	$(212,379)	$(1,439)	$(213,818)

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12.   Shareholders' Equity (Continued)
Changes in shareholders’ equity for the three and nine months ended September 30, 2019 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance as of December 31, 2018	44,197,549	$554,384	$40,104	$(443,568)	$150,920
Issuance of common shares under equity incentive plan	85,445	1,961	(896)	—	1,065
Non-cash share-based compensation expense	—	—	7,330	—	7,330
Net loss	—	—	—	(62,304)	(62,304)
Balance as of March 31, 2019	44,282,994	$556,345	$46,538	$(505,872)	$97,011
Issuance of common shares, net of offering costs	6,976,745	281,100	—	—	281,100
Exercise of related party warrants	215,000	7,201	(5,203)	—	1,998
Exercise of stock options	26,875	320	(172)	—	148
Non-cash share-based compensation expense	—	—	17,554	—	17,554
Net loss	—	—	—	(211,070)	(211,070)
Balance as of June 30, 2019	51,501,614	$844,966	$58,717	$(716,942)	$186,741
Issuance of common shares upon completion of underwriters' exercise of option from follow-on equity offering, net of offering costs	525,000	21,221	—	—	21,221
Issuance of common shares as payment for TDP-43 asset	100,000	5,646	—	—	5,646
Exercise of stock options	91,070	2,756	(1,192)	—	1,564
Share-based compensation expense	—	—	9,971	—	9,971
Net loss	—	—	—	(106,167)	(106,167)
Balance as of September 30, 2019	52,217,684	$874,589	$67,496	$(823,109)	$118,976

Issuance of Series A Preferred Shares and Employee Share Options by Consolidated Subsidiary
In September 2020, the Company's Asia-Pacific Subsidiary, BioShin Limited, authorized, issued and sold 15,384,613 BioShin Series A Preferred Shares at a price of $3.90 per share for a total of $60,000 to a group of investors led by OrbiMed, with participation from Cormorant Asset Management LLC, HBM Healthcare Investments Ltd, Surveyor Capital (a Citadel Company), and Suvretta Capital Management, LLC (the "BioShin Investors"). The BioShin Series A Preferred Shares contain both a call option by the Company and a put option held by the BioShin Investors. The call and put options have mirroring features that allow for the Company to buy, or the BioShin Investors to sell the preferred shares following a change of control of the Company at the greater of the fair market value of the BioShin preferred shares on execution of the options or a multiple of 2.5x to 3.5x dependent on when the change of control occurs, prior to an initial public offering of BioShin. Due to the contingently redeemable features, the Company has classified the BioShin Series A Preferred Shares in mezzanine equity since the redemption is out of the Company's control. In the event that a change of control becomes probable, the Company will accrete the carrying value of the BioShin Series A Preferred Shares to their redemption value.
In connection with the BioShin Series A Preferred Shares issuance, BioShin Limited executed the 2020 Equity Incentive Plan ("BioShin 2020 Equity Incentive Plan") and granted options under the BioShin 2020 Equity Incentive Plan to certain employees. The compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. The Company is accounting for the expense being recognized over the requisite service period as non-controlling interest in shareholder's equity. The Company recognized $1,439 in non-controlling interest relating to the options for the three and nine months ended September 30, 2020.
Issuance of Common Shares for the January 2020 Offering
In January 2020, the Company issued and sold 4,830,917 common shares at a public offering price of $51.75 per share for net proceeds of approximately $245,877 after deducting underwriting discounts and commissions of approximately $3,623 and other offering expenses of approximately $500. In addition, in February 2020, the underwriter of the January follow-on offering

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12.   Shareholders' Equity (Continued)
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
Exercise of Related Party Warrants
In connection with a guarantee of its obligations under the Credit Agreement, the Company issued warrants, each to purchase 107,500 common shares at an exercise price of $9.2911 per share, to two of its directors. Both warrants were exercised in March 2019, and common shares settled in the second quarter of 2019 (See Note 11).

13. Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Net unrealized investment gains (losses):
Beginning of period balance	$—	$—
Other comprehensive loss(1)	(73)	(73)
Other comprehensive loss	(73)	(73)
End of period balance	(73)	(73)

Foreign currency translation adjustments:
Beginning of period balance	—	—
Other comprehensive income	324	324
Other comprehensive income	324	324
End of period balance	324	324

Total beginning of period accumulated other comprehensive income	—	—
Total other comprehensive income	251	251
Total end of period accumulated other comprehensive income	$251	$251
(1) There was no tax on other comprehensive income (loss) during the period
The Company had no accumulated other comprehensive income (loss) included in shareholders' equity as of December 31, 2019.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14. Share-Based Compensation
Non-Cash Share-Based Compensation Expense
Non-cash share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three to four years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for stock options, Restricted Share Units ("RSUs") and Employee Share Purchase Plan ("ESPP"), was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$5,250	$3,638	$17,927	$17,668
Selling, general and administrative expenses	9,315	6,333	25,279	17,187
	$14,565	$9,971	$43,206	$34,855
Less: Share-based compensation expense attributable to non-controlling interests	$(1,439)	$—	$(1,439)	$—
Share-based compensation expense attributable to Biohaven Pharmaceutical Holding Company Ltd.	$13,126	$9,971	$41,767	$34,855

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
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at September 30, 2020.
As of September 30, 2020, the Company's unrecognized compensation expense related to unvested stock options totaled $65,128, which the Company expects to be recognized over a weighted-average period of 1.95 years. The Company expects approximately 3,471,272 of the unvested stock options to vest over the requisite service period.
The following table is a summary of the Company's stock option activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	9,423,015	$24.58
Granted	311,338	$53.60
Exercised	(1,700,357)	$11.69
Forfeited	(87,876)	$42.32
Outstanding at September 30, 2020	7,946,120	$28.28	7.23	$292,267
Options exercisable at September 30, 2020	4,474,848	$20.13	6.43	$200,903
Vested at September 30, 2020 and expected to vest in the future	7,946,120	$28.28	7.23	$292,267

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14. Share-Based Compensation (Continued)
Restricted Share Units
The Company’s RSUs are considered nonvested share awards and require no payment from the employee. For each RSU, employees receive one common share at the end of the vesting period. The employee can elect to receive the one common share net of taxes or pay for taxes separately and receive the entire share. Compensation cost is recorded based on the market price of the Company’s common shares on the grant date and is recognized on a straight-line basis over the requisite service period.
As of September 30, 2020, there was $20,487 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.29 years. The total fair value of RSUs vested during the nine months ended September 30, 2020 was $5,035.
The following table is a summary of the RSU activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested outstanding as of December 31, 2019	88,950	$57.40
Granted	499,525	$55.14
Forfeited	(11,957)	$54.30
Vested	(90,258)	$56.10
Unvested outstanding as of September 30, 2020	486,260	$55.40

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
The Company accounts for employee share purchases made under its ESPP using an estimate of the grant date fair value, which is determined in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized $990 and $1,724 of compensation expense for the three and nine months ended September 30, 2020, respectively. The Company values ESPP shares using the Black-Scholes model.
As of September 30, 2020, there was $830 of unrecognized share compensation expense related to the ESPP, which is expected to be recognized over the remaining offer period ending November 30, 2020. There were no shares issued under the ESPP during the three and nine months ended September 30, 2020.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

15.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(196,628)	$(106,167)	$(550,499)	$(379,541)
Net income (loss) attributable to non-controlling interests	(1,439)	—	(1,439)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(195,189)	$(106,167)	$(549,060)	$(379,541)
Denominator:
Weighted average common shares outstanding—basic and diluted	59,677,989	52,077,240	58,282,697	47,210,615
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(3.27)	$(2.04)	$(9.42)	$(8.04)

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

	As of September 30,
	2020	2019
Options to purchase common shares	7,946,120	8,560,514
Warrants to purchase common shares	106,751	106,751
Restricted share units	486,260	—
	8,539,131	8,667,265

16.  License and Other Agreements
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
(Unaudited)
16.  License and Other Agreements (Continued)
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
For the three and nine months ended September 30, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the Yale agreement.
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
For the three and nine months ended September 30, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.
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
In connection with the agreement with Catalent, upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay Catalent up to $1,500 upon the achievement of specified regulatory and commercial milestones. The Company recorded the $1,500 in milestone payments as an intangible asset in its condensed consolidated balance sheets in the first quarter of 2020, and will amortize the expense to cost of goods sold on its condensed consolidated statement of operations over the patent life. The Company paid $750 of the $1,500 in milestone payments to Catalent in the first quarter of 2020 and paid the remaining $750 in milestone payments in the second quarter of 2020.
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
For the three and nine months ended September 30, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the Rutgers Agreement.
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
(Unaudited)
16.  License and Other Agreements (Continued)
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
In March 2018, the Company entered into an Amendment to License Agreement with BMS (the “BMS Amendment”), which amends the License Agreement between the Company and BMS from July 2016 (the “Original License Agreement”). Under the BMS Amendment, the Company paid BMS an upfront payment of $50,000 in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of zavegepant, recorded in Research and Development expense in the Consolidated Statements of Operations. Under the Original License Agreement, the Company was obligated to make tiered royalty payments based on annual worldwide net sales of licensed products upon their approval and commercialization, with percentages in the low- to mid-teens.
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
In August 2020, the Company entered into an amendment (the “2020 BMS Amendment”) with BMS to the Original License Agreement (as amended by the BMS Amendment and 2020 BMS Amendment, the “BMS License Agreement”). Under the 2020 BMS Amendment, the Company paid BMS an upfront payment of $5,000 in return for a reduction in the royalties payable on net sales of rimegepant and zavegepant in China, with percentages in the low- to mid-single digits. In addition, the Company is obligated to pay up to $22,500 for each licensed product upon the achievement of commercial milestones in China. The 2020 BMS Amendment also amended the Original License Agreement to remove sales in China from the commercial milestone payment obligations.
The BMS License Agreement continues to provide the Company with exclusive global development and commercialization rights to rimegepant, zavegepant and related CGRP molecules, as well as related know-how and intellectual property. The Company’s obligations to make development milestone payments to BMS under the Original License Agreement remain unchanged.
In connection with the BMS Agreement, upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay BMS $40,000 in milestone payments. The Company recorded the $40,000 in milestone payments as an intangible asset on its condensed consolidated balance sheets in the first quarter of 2020, and will amortize the expense to cost of goods sold on its condensed consolidated statement of operations and comprehensive loss over the patent life. The Company paid $20,000 of the $40,000 in milestone payments to BMS in the first quarter of 2020 and the remaining $20,000 in milestone payments in the third quarter of 2020.
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
(Unaudited)
16.  License and Other Agreements (Continued)
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
For the three and nine months ended September 30, 2020, the Company recorded $1,761 and $2,845, respectively, in royalty expense in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss under the BMS agreement. The Company recorded no royalty expense related to the BMS agreement in 2019.
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
(Unaudited)
16.  License and Other Agreements (Continued)
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
For the three and nine months ended September 30, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the 2016 AstraZeneca Agreement.
Revenue Participation Rights
In June 2018, pursuant to the 2018 RPI Funding Agreement entered into by the Company and RPI (Note 9), the Company granted to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the 2018 RPI Funding Agreement, in exchange for $100,000 in cash. Specifically, the participation rate commences at 2.1 percent on annual global net sales of up to and equal to $1,500,000, declining to 1.5 percent on annual global net sales exceeding $1,500,000.
In connection with the 2018 RPI Funding Agreement, the Company recorded $11,955 and $31,950 in non-cash interest expense on its liability related to sale of future royalties for the three and nine months ended September 30, 2020, respectively, and $7,312 and $19,284 in non-cash interest expense on its liability related to sale of future royalties for the three and nine months ended September 30, 2019, respectively. The Company paid $227 and $227 under the 2018 RPI Funding Agreement during the three and nine months ended September 30, 2020, respectively, and no payments under the 2018 RPI Funding Agreement in 2019.
In August 2020, pursuant to the 2020 RPI Funding Agreement, the Company sold sales-based participation rights on global net sales of products containing zavegepant and rimegepant to RPI 2019 IFT for aggregate funding of $250,000, payable in two tranches. For further detail on the transaction see Note 9 “Liability Related to Sale of Future Royalties, net.”
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
(Unaudited)
16.  License and Other Agreements (Continued)
for uncured material breach of the Agreement by either party, termination by AstraZeneca in specified circumstances, termination by us on a country-by-country basis with advance notice and termination upon a party’s insolvency or bankruptcy.
For the three and nine months ended September 30, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.
Fox Chase Chemical Diversity Center Inc. Agreement
In May 2019, Biohaven entered into the FCCDC Agreement in which the Company purchased certain intellectual property relating to the TDP-43 protein from FCCDC. The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. As consideration, Biohaven issued 100,000 of its common shares to FCCDC valued at $5,646. As of the end of the second quarter of 2019, the payment was recorded in accounts payable and research and development expense as the shares had not settled during the quarter. Upon settlement of the shares in July 2019, the Company transferred the value of the common shares issued to FCCDC from accounts payable to common shares.
In addition, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing. The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43 (see Note 11).
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
The Company recorded $500 and $1,365 in research and development expense in the condensed consolidated statements of operations related to the Research Plan milestones with FCCDC during the three and nine months ended September 30, 2020, respectively. The Company recorded no expense related to this agreement in 2019.

17.   Income Taxes

In August 2020, the Company completed an intra-entity asset transfer of certain of its intellectual property to the Company's Irish subsidiary. As a result of the transfer, the Company recorded a deferred tax asset of $875,000 for the step up in tax basis received pursuant to Irish tax law. Based on its analysis of all available objective evidence, the Company concluded that it was more likely than not that the deferred tax asset from the intra-entity transfer will not be realized due to the lack of net operating income history of its subsidiary. Therefore, the Company established a full valuation allowance against its net deferred tax asset in Ireland.

18.   Debt

In August 2020, the Borrowers, entered into the Sixth Street Financing Agreement, pursuant to which the Lenders agreed to extend a senior secured credit facility to the Company providing for term loans in an aggregate principal amount up to

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
18.   Debt (Continued)
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
Each term loan drawn under the facility will bear floating interest on the unpaid principal amount at a rate per annum equal to the three-month LIBOR rate, adjusted for applicable reserve requirements, and subject to a floor of 1.00%, plus 9.00%. Interest on amounts borrowed under the facility will be payable quarterly. The contractual interest rate as of September 30, 2020 was 10.00% and the effective interest rate is approximately 11.50%. The interest expense for the three and nine months ended September 30, 2020, was $4,356. For each borrowing under the facility, the Company has the right to elect to pay up to 4.00% per annum of the interest on the term loans comprising such borrowing in the form of payment in kind for the first eight fiscal quarters after the date of such borrowing. The Company elected to pay in kind the maximum amount for its interest payment made in September 2020.
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
The following table is a summary of the Company’s borrowing as of September 30, 2020:

September 30, 2020
Long-term debt
Floating rate note due August 2025 (10.00% at September 30, 2020)(1)	$276,650
Total debt principal	276,650
Unamortized debt discount and issuance costs	(12,515)
Less: current portion	—
Long-term debt	$264,135
(1) Includes $1,650 of paid in kind interest that was added to the principal during the three months ended September 30, 2020

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
18.   Debt (Continued)
The following is a summary of the Company's required repayments of debt principal due during each of the next five years and thereafter, as of September 30, 2020:

2020 (remaining three months)	$—
2021	—
2022	—
2023	6,916
2024	20,749
Thereafter	248,985
$276,650

19.   Commitments and Contingencies
Summarized below are the matters previously described in Note 16 of the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2019, updated as applicable.
Lease Agreements
During the second quarter of 2020, the Company took occupancy of the premises associated with its Yardley office lease, which was determined to be an operating lease, and during the second and third quarter of 2020 took delivery of most of its commercial fleet leases, which were determined to be finance leases. The Company had no active leases prior to the second quarter of 2020 other than the short-term lease of the temporary office space. The short-term lease of the temporary space terminated when the Company took occupancy of the premises. See "Real Estate Lease" below for additional details for the office lease. See "Commercial Fleet Leases" below for additional details for the commercial fleet leases.
The following table summarizes our lease assets and liabilities as of September 30, 2020:

	Balance Sheet Location	Financing	Operating
Right-of-use asset	Other assets	$14,082	$6,220
Lease liabilities (current)	Accrued expenses and other current liabilities	$4,757	$672
Lease liabilities (noncurrent)	Other long-term liabilities	$9,374	$3,071

The following table summarizes our lease related costs for the three and nine months ended September 30, 2020:

	Statement of Operations and Comprehensive Loss Location	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expense	$950	$—	$982	$—
Interest on lease liabilities	Interest expense	142	—	147	—
Operating lease cost	Selling, general and administrative expense	265	—	409	—
Short-term lease cost	Selling, general and administrative expense	—	—	64	—
Variable lease cost	Selling, general and administrative expense	25	—	57	—
Total lease cost		$1,382	$—	$1,659	$—

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
19.  Commitments and Contingencies (Continued)

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$991
Right-of-use assets obtained in exchange for new finance lease liabilities	$15,064
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$3,681
(1) This figure excludes $2,850 of opening adjustments to the right-of-use operating asset due to leasehold improvements originally classified in other assets and transferred to the right-of-use operating asset at lease commencement.
The Company had no operating cash outflows from finance and operating leases during the nine months ended September 30, 2020.
The following table summarize maturities of lease liabilities as of September 30, 2020:

Year	Financing	Operating	Total
2020 (remaining three months)	$1,366	$167	$1,533
2021	5,332	675	6,007
2022	5,328	689	6,017
2023	3,122	703	3,825
2024	—	717	717
Thereafter	$—	$2,046	$2,046

The following table is the reconciliation of lease liabilities as of September 30, 2020:

	Financing	Operating	Total
Total undiscounted lease liability	15,148	4,997	20,145
Imputed interest	1,017	1,254	2,271
Total discounted lease liability	14,131	3,743	17,874

Weighted-average remaining lease term (years)	2.84	7.00	3.71
Weighted-average discount rate	5.24%	9.07%	6.19%

Real Estate Lease
In August 2019, the Company entered into a lease agreement for office space in Yardley, Pennsylvania to support expansion of the Company's commercial operations in anticipation of the NURTEC ODT commercial launch. The lease was originally expected to commence in the first quarter of 2020 but, due to complications from the COVID-19 pandemic, the lease commenced in the second quarter of 2020. It has a term of 88 months, with the ability to extend to 148 months. The Company continuously reassesses its strategic objectives and resulting capital deployment strategy. Therefore, at lease commencement the Company determined that the extension was not reasonably certain and did not include the extension in the lease term when calculating the right-of-use asset and lease liability. The Company has restricted cash of $1,000, as of September 30, 2020 and December 31, 2019, included in other assets in the condensed consolidated balance sheets, which represents collateral held by a bank for a letter of credit issued in connection with the lease. The restricted cash is deposited in a non-interest bearing account.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
19.  Commitments and Contingencies (Continued)

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
Since the Company expected to occupy the temporary space for less than 12 months, the Company did not record a right-of-use asset and lease liability on its balance sheet for the temporary space. The Company recognized $0 and $64 in rent expense for the temporary space for the three and nine months ended September 30, 2020, respectively. Since there were no cash payments for use of the temporary space, the rent expense recognized for the use of the temporary space is being treated as deferred rent liability in other long-term liabilities in the Company's condensed consolidated balance sheet. As the Company makes lease payments on the premises, a portion of the payment will be used to reduce the deferred rent liability.
During the second quarter of 2020, the Company began occupying the premises after the landlord substantially completed all agreed upon improvements to the office space. The Company determined the lease to be an operating lease and used an estimate of its incremental borrowing rate at lease commencement to discount the future lease commitments.
Commercial Fleet Leases
During the second and third quarters of 2020, the Company took delivery of a majority portion of its commercial car fleet. Each commercial fleet lease has a term of 36 months, and the wholesale value of the vehicle at lease termination is guaranteed by the Company. In addition, the Company can terminate the vehicle leases at any time without a significant penalty. For the discount rate, the Company used its incremental borrowing rate, which it believes approximates the rate implicit in the commercial fleet leases.
Research Commitments
The Company has entered into agreements with several contract research organizations to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specified circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2020 or December 31, 2019.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2020, there were no matters which would have a material impact on the Company’s financial results.

Table of Contents
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

20.   Related Party Transactions
Guarantor and Co-Guarantor Warrants
The guarantor and co-guarantor of the Credit Agreement with Wells Fargo are each shareholders and members of the board of directors of the Company. The Company issued warrants to the guarantor and co-guarantor in exchange for their respective guarantees (see Note 11 and 12). On January 26, 2017, each of these two directors received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. Both warrants were exercised in March 2019 and common shares settled in the second quarter of 2019.

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
Our late-stage programs include the following:

Product	Platform	Indication	Development Stage
NURTEC™ ODT	CGRP	Acute treatment of migraine	Approved by the FDA on February 27, 2020 and commercialization began in March 2020.
Rimegepant	CGRP	Prevention of migraine	Positive results for Phase 3 trial for prevention reported in the first quarter of 2020. FDA accepted supplemental new drug application ("sNDA") with PDUFA goal date set for the second quarter of 2021.
Rimegepant	CGRP	Trigeminal Neuralgia	Phase 2 proof of concept trial ongoing.
Zavegepant	CGRP	Acute treatment of migraine	Phase 3 trial expected to commence fourth quarter 2020.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in spinocerebellar ataxia ("SCA") complete; extension trial ongoing. Phase 3 trial ongoing.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Phase 2/3 trial complete. Plan to initiate two Phase 3 trials in 2020.
Troriluzole	Glutamate	Alzheimer’s disease ("AD")	Phase 2/3 trial ongoing; passed interim analysis in the fourth quarter of 2019 and topline data expected in first quarter of 2021.
Verdiperstat	MPO	Multiple System Atrophy ("MSA")	Phase 3 trial initiated in third quarter of 2019. Results expected in fourth quarter of 2021.
Verdiperstat	MPO	Amyotrophic Lateral Sclerosis ("ALS")	Phase 3 HEALEY ALS Platform Trial initiated in the third quarter of 2020.

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
The Company remains focused on investing in the long-term success of the launch by driving trial, and ultimately market share, in this rapidly growing oral CGRP market and is beginning to observe a positive return on investment with increasing physician advocacy and attracting a greater pool of patients; the Company expects this momentum to continue throughout year end. We believe that the rapid adoption of NURTEC ODT is evidence of significant unmet need among people with migraine and an associated large acute therapy market opportunity. It is important to note that the injectable anti-CGRP prevention market has not been negatively impacted by the oral anti-CGRP (or gepant) class growth, which signifies two distinct and sizable migraine market segments. The Company continues to expand commercial payer coverage, with NURTEC ODT now covered by insurance providers reflecting 87% of commercial lives.
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
Study 305
In November 2018, we initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75 mg to evaluate its efficacy and safety as a preventive therapy for migraine (“BHV3000-305” or “Study 305”). In March 2020 Biohaven announced positive topline results from this study. Rimegepant 75 mg, dosed every other day, demonstrated statistically significant superiority, compared to placebo, on the primary endpoint of reduction in the mean number of migraine days per month in both episodic and chronic migraine patients. The safety profile seen in the 370 patients who received rimegepant 75 mg every other day was consistent with prior clinical trial experience. With this trial, rimegepant has become the only CGRP targeted therapy to demonstrate efficacy in both the acute and preventive treatment of migraine. A sNDA for rimegepant for prevention of migraine was filed by the FDA and accepted for review in the fourth quarter of 2020.
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
International Health Authority Interactions
Scientific advice for rimegepant for acute and prophylaxis migraine treatment was received from the Committee for Medicinal Products for Human Use, a committee of the European Medicines Agency, in June and December 2018, respectively. Based on this feedback, we believe we have several potential pathways to approval, which we are pursuing. We are planning for a filing in Europe in the first quarter of 2021.

With respect to Japan, we are engaging the Pharmaceuticals and Medical Devices Agency ("PMDA") on a path forward.
In January 2019, we and our wholly owned subsidiary, BioShin Consulting Services Company Ltd. (“BioShin”), a Shanghai based limited liability company, jointly announced that the National Medical Products Administration (“NMPA,” formerly, the China FDA) had accepted the investigational new drug (“IND”) application for rimegepant for the treatment of migraine. As previously announced, BioShin was established to develop and potentially commercialize our late-stage migraine and neurology portfolio in China and other Asia-Pacific markets. Following the results of Study 303, we submitted a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. The IND application for the Zydis ODT formulation of rimegepant was accepted by the NMPA in the fourth quarter of 2019. In the third quarter of 2020, BioShin Limited, our subsidiary and the parent organization of BioShin, raised $60.0 million in series A funding which will be used to build out BioShin Limited in China and advance the Biohaven clinical portfolio in the Asia-Pacific region, including the expected start of the NURTEC ODT (rimegepant) Phase 3 study for the acute treatment of migraine in China and Korea in the 4th quarter of 2020.
Zavegepant
BHV-3500, formerly "vazegepant", is now referred to as "zavegepant" (za ve’ je pant).  The World Health Organization (WHO) International Nonproprietary Names (INN) Expert Committee revised the name to "zavegepant" which was accepted by the United States Adopted Names Council for use in the U.S. and is pending formal adoption by the INN for international use.
Administration of intranasal zavegepant in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. We advanced zavegepant into a Phase 2/3 trial to evaluate its efficacy for the acute treatment of migraine in the first quarter of 2019. We believe that intranasal zavegepant may provide an ultra-rapid onset of action that could be used in a complimentary fashion with other migraine treatments when the speed of onset is critical to a patient. In December 2019, we announced positive topline results from the Phase 2/3 trial. Zavegepant 10 and 20 mg was statistically superior to placebo on the co-primary endpoints of pain freedom and freedom from the MBS at two hours using a single dose. A Phase 3 study is planned for the fourth quarter of 2020.
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
In September 2020, the Company announced that the FDA authorized the initiation of clinical trials for oral zavegepant and that the Company has achieved first in human dosing in a Phase 1 trial designed to assess the safety and pharmacokinetics of oral formulations of zavegepant.
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
In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease has advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In the fourth quarter of 2019, we completed enrollment in the study and announced that the study passed the interim futility analysis. In order to pass the interim futility analysis, troriluzole had to demonstrate numerically greater benefit over placebo on at least one of the two pre-specified criteria at 26 weeks: either (i) cognitive function as measured by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-cog”) or (ii) hippocampal volume as assessed by magnetic resonance imaging. Topline data from the trial is expected in the first quarter of 2021.
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
International Development
In the third quarter of 2020, BioShin Limited raised $60.0 million in series A funding which will be used to build out BioShin Limited in China and advance our clinical portfolio in the Asia-Pacific region, including initiating sites in China to participate in the global registrational trial of troriluzole in SCA. BioShin Limited expects the trial to begin recruiting in China in the fourth quarter of 2020.
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
MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of neurodegenerative diseases. One target indication is MSA, a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. Verdiperstat has received orphan drug designation for the treatment of MSA from both the FDA and the European Medicines Agency. In addition, Fast Track status was granted by the FDA in March 2020 for verdiperstat for the treatment for MSA. A Phase 3 trial began enrollment in July 2019 to evaluate the efficacy of verdiperstat in MSA. The trial completed enrollment in July 2020. Results are expected in the fourth quarter of 2021.
Another potential target indication is ALS. In September 2019, we announced that verdiperstat was selected to be studied in the Phase 3 HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital in collaboration with the Northeast ALS Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. The Phase 3 HEALEY ALS Platform Trial of verdiperstat began enrollment in August 2020.
Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. We have entered into an exclusive license agreement with AstraZeneca for the product candidate.
Preclinical
In May 2019, we entered into an agreement with Fox Chase Chemical Diversity Center Inc. (“FCCDC”) for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by us. For further information about our arrangements with FCCDC, see Note 16 of the condensed consolidated financial statements.

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
2020 RPI Funding Agreement
In August 2020, we entered into a funding agreement (the "2020 RPI Funding Agreement") with RPI 2019 Intermediate Finance Trust ("RPI 2019 IFT") providing for up to $250.0 million of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and NURTEC ODT and certain payments based on regulatory milestones relating to zavegepant. Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing NURTEC ODT, and payments tied to success-based milestones as described below. We received $150.0 million at closing, and will receive $100.0 million upon achievement of certain development milestones for zavegepant (including the commencement of the oral zavegepant Phase 3 program).
If at any time during the 180 days following the closing of the 2020 RPI Funding Agreement, we enter into a definitive agreement to consummate a Change of Control (as defined in the Company's articles of memorandum of association), we will have the option to repurchase the participation rights and milestone payment rights for a purchase price of 2.0x of the amount received under the agreement at that date, contingent upon the closing of a Change of Control (the "Buy-Back Option").
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
RPI Series B Preferred Share Purchase Agreement
In August 2020, in connection with the 2020 RPI Funding Agreement, we entered into a preferred share purchase agreement with RPI 2019 IFT in which RPI 2019 IFT agreed to purchase up to 3,992 Series B Preferred Shares, of no par value per share, at a price of $50,100 per preferred share from us (the "Series B Preferred Shares") for a total purchase price of $200.0 million payable in quarterly installments of approximately $17.6 million in 2021, $14.6 million in 2022, and $8.9 million in 2023 and 2024. In return, we will be required to redeem the Series B Preferred Shares in 24 quarterly installments of $14.8 million from 2025 to 2030.
The holders of our outstanding Series B Preferred Shares will have the right to require us to redeem their shares in certain circumstances. If we effect a Change of Control, the holders of the Series B Preferred Shares will have the option to cause us to redeem, in a single payment any outstanding Series B Preferred Shares at a price equal to 1.77x the original issue price per share.
We may redeem any outstanding Series B Preferred Shares at our option at any time for 1.77x the original purchase price, with the redemption price to be paid in a single payment.
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

BioShin Limited Series A Preferred Share Issuance
In September 2020, our Asia-Pacific Subsidiary, BioShin Limited, issued and sold $60,000 BioShin Series A Preferred Shares to a group of investors led by OrbiMed, with participation from Cormorant Asset Management LLC, HBM Healthcare Investments Ltd, Surveyor Capital (a Citadel Company), and Suvretta Capital Management, LLC (the "BioShin Investors"). The BioShin Series A Preferred Shares contain both a call option by us and a put option held by the BioShin Investors. The call and put options have mirroring features that allow for us to buy, or the BioShin Investors to sell the preferred shares following a change of in our control at the greater of the fair market value of the BioShin preferred shares on execution of the options or a multiple of 2.5x to 3.5x dependent on when the change of control occurs, prior to an initial public offering of BioShin Limited. Due to the contingently redeemable features, the we classified the Bioshin Series A Preferred Shares in mezzanine equity since the redemption is out of our control. In the event that a change of control becomes probable, we will accrete the carrying value of the BioShin Series A Preferred Shares to their redemption value.
In connection with the BioShin Series A Preferred Shares issuance, BioShin Limited executed the 2020 Equity Incentive Plan ("Bioshin 2020 Equity Incentive Plan") and granted options under the Bioshin 2020 Equity Incentive Plan to certain employees. The compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. We are accounting for the expense being recognized over the requisite service period as non-controlling interest in shareholder's equity. We recognized $1,439 in non-controlling interest relating to the options for the three and nine months ended September 30, 2020.

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

Capital Requirements
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization of NURTEC ODT, and/or the development and commercialization one or more of our current product candidates and programs. Our net loss attributable to Biohaven Pharmaceutical Holding Company Ltd. was $195.2 million and $106.2 million for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $1,521.4 million. We expect to continue to incur significant expenses for the foreseeable future as we continue the launch of NURTEC ODT, and advance our other product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution related to NURTEC ODT. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.
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
As of November 9, 2020, the issuance date of our condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities as of September 30, 2020, and the funds available from the Sixth Street Financing Agreement, and Series B Preferred Shares will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. We may need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, commercial, finance, business, commercial, corporate development and other administrative functions; and non-cash share-based compensation expense. Selling, general and administrative expenses also include facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; professional fees for expenses incurred under agreements with third parties relating to the commercialization of NURTEC ODT; and for public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.
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
Other Income (Expense)
Change in Fair Value of Derivative Liabilities
The fair value of the derivative liability recognized in connection with contingent payments under the Series A Preferred Share Agreement is determined using the with-and-without valuation method. As inputs into the valuation, we considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative is recorded on the condensed consolidated balance sheet as a Series A preferred derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
The fair value of the derivative liability recognized in connection with the Series B Preferred Shares Forward Contracts is determined using discounted cash flow and Monte Carlo valuation methods. As inputs into the valuation, we considered the type and probability of occurrence of certain change of control events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative is recorded on the condensed consolidated balance sheet as a Series B preferred shares forward contact with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
Non-Cash Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for the 2018 RPI Funding Agreement and a unit of accounting of the 2020 RPI Funding Agreement with RPI Trust both as liability financings, primarily because they have significant continuing involvement in generating the future revenue on which the royalties are based. The liabilities related to sale of future royalties and the related non-cash interest expense are measured based on the Company's current estimate of the timing and amount of expected future royalties expected to be paid over the estimated terms of the 2018 RPI Funding Agreement and 2020 RPI Funding Agreement, respectively, using discounted cash flow models. The liabilities are amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated terms. If there is a change to one of the estimates, the Company recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. The Company’s estimate of the amount of expected future royalties to be paid considers the probability of success of compounds not yet approved for sale, and market penetration rates, compliance rate, and net pricing of both NURTEC ODT and compounds not yet approved for sale. Additionally, the transaction costs associated with the liabilities will be amortized to non-cash interest expense over the estimated term of the 2018 RPI Funding Agreement and 2020 RPI Funding Agreement, respectively.
Loss from Equity Method Investment
From August 2016 through November 2018, we purchased shares of common stock in Kleo Pharmaceuticals, Inc., a privately held Delaware corporation (“Kleo”). As of September 30, 2020 and December 31, 2019, we owned approximately 42% of the outstanding shares of Kleo’s common stock. We account for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period is included in other income

(expense), net, in our condensed consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our condensed consolidated balance sheet.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement and profit from US commercial sales of NURTEC ODT, BPI was profitable during the nine months ended September 30, 2020 and 2019. We have recorded a provision for U.S. federal and state income taxes which has been reduced in part by available tax credits.
In August 2020, we completed an intra-entity asset transfer of certain of our intellectual property to our Irish subsidiary. As a result of the transfer, we recorded a deferred tax asset of $875,000 for the step up in tax basis received pursuant to Irish tax law. Based on our analysis of all available objective evidence, we concluded that it was more likely than not that the deferred tax asset from the intra-entity transfer will not be realized due to the lack of net operating income history of our subsidiary. Therefore, we established a full valuation allowance against our net deferred tax asset in Ireland.
We continue to maintain a valuation allowance against our US deferred tax assets. We periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to excess research and development (“R&D”) credit carryforwards as of September 30, 2020. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. We anticipate the commercialization of rimegepant will result in future earnings and believe sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following tables summarize our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
In thousands
Product revenue, net	$17,664	$—	$17,664
Cost of goods sold	4,244	—	4,244
Gross Profit	13,420	—	13,420
Operating expenses:
Research and development	57,044	61,674	(4,630)
Selling, general and administrative	119,533	28,778	90,755
Total operating expenses	176,577	90,452	86,125
Loss from operations	(163,157)	(90,452)	(72,705)
Other income (expense):
Interest expense	(4,608)	—	(4,608)
Non-cash interest expense on mandatorily redeemable preferred shares	(7,310)	(4,378)	(2,932)
Non-cash interest expense on liability related to sale of future royalties	(11,955)	(7,312)	(4,643)
Change in fair value of derivatives	(1,940)	(1,717)	(223)
Loss from equity method investment	(607)	(1,993)	1,386
Other	(3,062)	8	(3,070)
Total other income (expense), net	(29,482)	(15,392)	(14,090)
Loss before provision for income taxes	$(192,639)	$(105,844)	$(86,795)
Provision for income taxes	3,989	323	3,666
Net loss	(196,628)	(106,167)	(90,461)
Less: Net loss attributable to non-controlling interests	(1,439)	—	(1,439)
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(195,189)	$(106,167)	$(89,022)

Product revenue, net
We began recording net product revenues in the first quarter of 2020 following the approval of NURTEC ODT by the FDA on February 27, 2020 and its subsequent commercial launch in the U.S. in March 2020. During the three months ended September 30, 2020, we recognized $17.7 million of net product revenues related to sales of NURTEC ODT. Sales allowances and accruals mostly consisted of co-pay card discounts, distribution fees and rebates.
Cost of Goods Sold
Cost of goods sold of $4.2 million for the three months ended September 30, 2020 is related to royalties on net sales payable to BMS under a license agreement (see Note 19 "Commitments and Contingencies" to our condensed consolidated financial statements), labeling and packaging costs incurred after FDA approval, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 16 "License and Other Agreements" to our condensed consolidated financial statements for more information on the BMS and Catalent agreements. Prior to receiving initial FDA approval for NURTEC ODT on February 27, 2020, we manufactured NURTEC ODT inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the NURTEC inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended September 30, 2020. These previously expensed costs were not material for the three months ended September 30, 2020.

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Change
In thousands
Direct research and development expenses by program:
Rimegepant	16,940	26,081	(9,141)
Troriluzole	8,049	9,533	(1,484)
Zavegepant	11,470	12,562	(1,092)
Verdiperstat	6,311	3,103	3,208
BHV-5000	2	279	(277)
BHV-0223	84	243	(159)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	11,896	8,969	2,927
Preclinical research programs	205	39	166
Other	2,087	865	1,222
Total research and development expenses	$57,044	$61,674	$(4,630)

R&D expenses, including non-cash share-based compensation costs, were $57.0 million for the three months ended September 30, 2020, compared to $61.7 million for the three months ended September 30, 2019. The decrease of $4.6 million was primarily due to $7.5 million in costs related to pre-FDA approval process validation batches of rimegepant in the three months ended September 30, 2019, partially offset by an increase of $3.2 million in verdiperstat program spending in the three months ended September 30, 2020 as compared to the same period in 2019. Non-cash share-based compensation expense was $5.3 million for the three months ended September 30, 2020, an increase of $1.6 million as compared to the same period in 2019.

Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $119.5 million for the three months ended September 30, 2020, compared to $28.8 million for the three months ended September 30, 2019. The increase of $90.8 million was primarily due to increases in spending to support the commercial launch of NURTEC ODT in 2020. Less than half of the SG&A expense, or approximately $42.0 million, was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $9.3 million for the three months ended September 30, 2020, an increase of $3.0 million as compared to the same period in 2019.
Other Income (Expense), Net
Other income (expense), net was a net expense of $29.5 million for the three months ended September 30, 2020, compared to net expense of $15.4 million for the three months ended September 30, 2019. The increase of $14.1 million in net expense was primarily due to the non-cash interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019, and an increase in the non-cash interest expense recognized on our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $4.0 million for the three months ended September 30, 2020, compared to a provision for income taxes of $0.3 million for the three months ended September 30, 2019. We recorded a tax provision for the three months ended September 30, 2020, primarily attributable to the Company's profitable operations in the United States during that period.

Comparison of the Nine Months Ended September 30, 2020 and 2019
The following tables summarize our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
In thousands
Product revenue, net	$28,513	$—	$28,513
Cost of goods sold	7,726	—	7,726
Gross Profit	20,787	—	20,787
Operating expenses:
Research and development	155,539	278,654	(123,115)
Selling, general and administrative	339,936	65,467	274,469
Total operating expenses	495,475	344,121	151,354
Loss from operations	(474,688)	(344,121)	(130,567)
Other income (expense):
Interest expense	(4,835)	—	(4,835)
Non-cash interest expense on mandatorily redeemable preferred shares	(19,864)	(8,333)	(11,531)
Non-cash interest expense on liability related to sale of future royalties	(31,950)	(19,284)	(12,666)
Change in fair value of derivative liability	(7,071)	(2,980)	(4,091)
Loss from equity method investment	(3,472)	(4,308)	836
Other	(3,278)	(25)	(3,253)
Total other income (expense), net	(70,470)	(34,930)	(35,540)
Loss before provision for income taxes	(545,158)	(379,051)	(166,107)
Provision for income taxes	5,341	490	4,851
Net loss	(550,499)	(379,541)	(170,958)
Less: Net loss attributable to non-controlling interests	(1,439)	—	(1,439)
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(549,060)	$(379,541)	$(169,519)

Product revenue, net
We began recording product revenues in the first quarter of 2020 following the approval of NURTEC ODT by the FDA on February 27, 2020 and its subsequent commercial launch in the U.S. in March 2020. During the nine months ended September 30, 2020, we recognized $28.5 million of net product revenues related to sales of NURTEC ODT. Sales allowances and accruals mostly consisted of co-pay card discounts, distribution fees and rebates.
Cost of Goods Sold
Cost of goods sold of $7.7 million for the nine months ended September 30, 2020 is related to royalties on net sales payable to BMS under a license agreement (see Note 19 "Commitments and Contingencies" to our condensed consolidated financial statements), labeling and packaging costs incurred after FDA approval, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 16 "License and Other Agreements" to our condensed consolidated financial statements. Prior to receiving initial FDA approval for NURTEC ODT on February 27, 2020, we manufactured NURTEC ODT inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the NURTEC inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the nine months ended September 30, 2020. These previously expensed costs were not material for the nine months ended September 30, 2020.

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Change
In thousands
Direct research and development expenses by program:
Rimegepant:
Priority review voucher purchase	$—	$105,000	$(105,000)
Program expenses	43,050	74,918	(31,868)
Troriluzole	30,326	24,232	6,094
Zavegepant	22,822	28,006	(5,184)
Verdiperstat	16,981	6,217	10,764
BHV-5000	209	714	(505)
BHV-0223	139	678	(539)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	36,401	30,756	5,645
Preclinical research programs	764	5,685	(4,921)
Other	4,848	2,448	2,400
Total research and development expenses	$155,540	$278,654	$(123,114)

R&D expenses, including non-cash share-based compensation costs, were $155.5 million for the nine months ended September 30, 2020, compared to $278.7 million for the nine months ended September 30, 2019. The decrease of $123.1 million was primarily due to the $105.0 million purchase of a priority review voucher to expedite the regulatory review of rimegepant ODT formulation, filing fees of $7.6 million related to our rimegepant NDA submission, accruals of development milestones payable to BMS in the amount of $11.5 million, and $5.6 million non-cash expense related to our agreement with Fox Chase for our TDP-43 assets, all only occurring in 2019. The decrease in R&D expense during the period was partially offset by an increase in program expenses of $6.1 million and $10.8 million for troriluzole and verdiperstat, respectively. Non-cash share-based compensation expense was $17.9 million for the nine months ended September 30, 2020, an increase of $0.3 million as compared to the same period in 2019.
Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $339.9 million for the nine months ended September 30, 2020, compared to $65.5 million for the nine months ended September 30, 2019. The increase of $274.5 million was primarily due to increases in spending to support the commercial launch of NURTEC ODT. Less than half of the SG&A expense, or approximately $144.8 million, was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $25.3 million for the nine months ended September 30, 2020, an increase of $8.1 million as compared to the same period in 2019.
Other Income (Expense), Net
Other income (expense), net was a net expense of $70.5 million for the nine months ended September 30, 2020, compared to net expense of $34.9 million for the nine months ended September 30, 2019. The increase of $35.5 million in net expense was primarily due to the non-cash interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019, and an increase in the non-cash interest expense recognized on our liability related to the sale of future royalties.
Provision for Income Taxes
We recorded a provision for income taxes of $5.3 million for the nine months ended September 30, 2020, compared to a provision for income taxes of $0.5 million for the nine months ended September 30, 2019. We recorded a tax provision for the nine months ended September 30, 2020, primarily attributable to the Company's profitable operations in the United States during that period.

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
In August 2020, we entered into a Sixth Street Financing Agreement pursuant to which the Lenders agreed to extend a senior secured credit facility to us providing for term loans in an aggregate principal amount up to $500.0 million. Also in August 2020, we entered into the 2020 RPI Funding Agreement providing for up to $250.0 million of funding in exchange for rights to participation based payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant and entered into a share purchase agreement providing for the issuance and sale to RPI 2019 IFT of Series B Preferred Shares for an aggregate purchase price of $200.0 million, payable in quarterly installments between 2021 and 2024. For further detail on these August 2020 transactions, see "—Recent Developments."
As of September 30, 2020, we had cash and cash equivalents of $316.2 million, excluding restricted cash of $5.8 million. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
In thousands
Net cash used in operating activities	$(490,641)	$(276,884)
Net cash used in investing activities	(274,834)	(1,637)
Net cash provided by financing activities	769,457	431,846
Net increase in cash, cash equivalents and restricted cash	$4,306	$153,325
Operating Activities
During the nine months ended September 30, 2020, operating activities used $490.6 million of cash, an increase of $213.8 million as compared to the nine months ended September 30, 2019. The increase in cash usage was primarily due to an increase in selling, general and administrative expenses due to increased headcount and advertising costs and other costs to support the commercial launch of NURTEC ODT.
Investing Activities
During the nine months ended September 30, 2020, we used $274.8 million of cash in investing activities, an increase of $273.2 million as compared to the nine months ended September 30, 2019. The increase was primarily due to the $20 million milestone payment to BMS relating to the FDA approval of NURTEC ODT, and the $230.2 million purchase of marketable securities, all during the nine months ended September 30, 2020, as compared to the same period in 2019.
Financing Activities
During the nine months ended September 30, 2020, net cash provided by financing activities was $769.5 million, an increase of $337.6 million compared to the nine months ended September 30, 2019.  The increase was primarily due to $264.0 million in proceeds from the Sixth Street Financing Agreement, $147.5 million in proceeds from the 2020 RPI Funding Agreement, and $60.0 million in proceeds from the sale of BioShin Series A Preferred Shares, all in the nine months ended September 30, 2020, offset by $125.0 million in proceeds from the sale of the Series A Preferred Shares to RPI in April 2019.

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
•prepare for the possible approval by the FDA of our sNDA for rimegepant as a preventive therapy for migraine in the second quarter of 2021 and our ongoing Phase 2 proof of concept trial to evaluate the safety and efficacy of rimegepant in patients with treatment refractory trigeminal neuralgia;
•complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA and our ongoing Phase 2/3 trials of troriluzole in OCD, and Alzheimer’s disease and, complete our ongoing Phase 3 randomized controlled trial to assess the efficacy of troriluzole in SCA;
•conduct support activities for future clinical trials of BHV-5000;
•complete the Phase 3 replicative clinical trial of zavegepant and related support activities, and continue clinical trials of oral zavegepant;
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
•build out our sales, marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval;
•hire additional clinical, medical, commercial, and development personnel; and
•incur additional legal, accounting and other expenses in operating as a public company.
As of November 9, 2020, the issuance date of our condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities as of September 30, 2020, and the funds available from the Sixth Street Financing Agreement, and RPI Series B Preferred Shares will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. We may need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
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

Contractual Obligations and Commitments
Revenue Participation Rights and Mandatorily Redeemable Preferred Shares
In addition to the following discussion of our commitments to RPI under the 2018 and 2020 RPI Funding Agreements and Series A and B Preferred Shares, and the Sixth Street Financing Agreement the disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019. See Notes 16 and 19 to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for further discussion of commitments and contingencies.
2018 RPI Funding Agreement
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
Series A Preferred Shares
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
2020 RPI Funding Agreement
In August 2020, we entered into a funding agreement with RPI 2019 IFT providing for up to $250 million of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant (the "2020 RPI Funding Agreement"). Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing rimegepant, and payments tied to success-based milestones as described below. We received $150 million at closing, and up to $100 million upon achievement of certain development milestones for zavegepant (including the commencement of the oral zavegepant Phase 3 program).
If at any time during the 180 days following the closing of the 2020 RPI Funding Agreement, we enter into a definitive agreement to consummate a Change of Control (as defined in the Company's articles and memorandum of association), the

Company will have the option to repurchase the participation rights and milestone payment rights for a purchase price of 2.0x of the amount received under the agreement at that date, contingent upon the closing of a Change of Control (the "Buy-Back Option").
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
Series B Preferred Shares
In August 2020, we entered into Series B preferred share agreement, whereby RPI will invest in us through the purchase of up to 3,992 Series B preferred shares at a price of $50,100 per share. The gross proceeds from the transaction with RPI will be used for the clinical development of zavegepant and other general corporate purposes. The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024.
The holders of our outstanding Series B Preferred Shares will have the right to require redemption of the shares in certain circumstances. If a Change of Control occurs, as defined in our memorandum and article of association, and the Series B Preferred Shares have not previously been redeemed, the holders of a majority of outstanding Series B Preferred Shares will have an option to redeem outstanding shares in a single payment at a price equal to 1.77 times the original issuance price of the Series B Preferred Shares.
We may redeem the Series B Preferred Shares at our option at any time in a single payment at a price equal to 1.77 times the original issuance price of the Series B Preferred Shares.
We are required to redeem the Series B Preferred Shares for 1.77 times the original purchase price, payable beginning in the first quarter of 2025 in equal quarterly installments through December 31, 2030. We had no Series B Preferred Shares issued and outstanding as of September 30, 2020 and December 31, 2019.
Any Series B Preferred Shares that are not redeemed on an applicable redemption date described above will accrue interest at 18% per annum, until the shares are redeemed. If Series B Preferred Shares remain unredeemed for a period of one year after the applicable redemption date, the holders of the unredeemed shares will have the right to convert such preferred shares into a number of common shares equal to (a) the redemption price plus any accrued interest, divided by (b) the five day volume-weighted average trading price of our common shares for the five days immediately preceding the conversion date for such unredeemed shares.

Sixth Street Financing Agreement
In August 2020 we entered into the Sixth Street Financing Agreement, pursuant to which the Lenders agreed to extend a senior secured credit facility to us providing for term loans in an aggregate principal amount up to $500,000 plus any capitalized interest paid in kind. The facility consists of an initial term loan of $275,000, which we borrowed at closing, and delayed draw term loans in an aggregate principal amount not exceeding $225,000, available until August 31, 2021, with $100,000 of the delayed draw term loans currently available at our option. The remaining $125,000 in delayed draw term loans becomes available if net sales from NURTEC ODT during the first quarter of 2021 or second quarter of 2021 equal at least $45,000. The facility terminates and the term loans become due and payable in August 2025.
Each term loan drawn under the facility will bear floating interest on the unpaid principal amount at a rate per annum equal to the three-month LIBOR rate, adjusted for applicable reserve requirements, and subject to a floor of 1.00%, plus 9.00%. Interest on amounts borrowed under the facility will be payable quarterly. The interest rate as of September 30, 2020 was 10%. For each borrowing under the facility, we have the right to elect to pay up to 4.00% per annum of the interest on the term loans comprising such borrowing in the form of payment in kind for the first eight fiscal quarters after the date of such borrowing. We elected to pay in kind the maximum amount for its interest payment made in September 2020.
We will have the right to prepay borrowings under the facility in whole or in part at any time, subject to a customary prepayment fee on the principal amount being prepaid, which declines over time. In connection with the initial term loan of $275,000, we paid customary fees with respect to the initial term loan and delayed draw term loans at closing. We also agreed to pay customary fees on the funding of any delayed draw term loans. The net proceeds received from the initial term loan, after fees and expenses, was approximately $260,000.
The Sixth Street Financing Agreement contains mandatory prepayments, restrictions and covenants applicable to us and our subsidiaries that are customary for financings of this type. Among other requirements, we will be required to maintain a minimum unrestricted cash balance of $50,000, which will increase to $80,000, commencing on the date that any portion of the remaining $225,000 delayed draw term loan is funded. The minimum unrestricted cash balance will be waived for any fiscal quarter in which we achieve $400,000 of net sales of our products in the four consecutive quarterly periods prior to such fiscal quarter. The Sixth Street Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change in our control. Upon or after an event of default, the administrative agent and the lenders may declare all or a portion of our obligations under the Sixth Street Financing Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Sixth Street Financing Agreement.
The obligations under the Sixth Street Financing Agreement are and will be guaranteed by each of our existing and future direct and indirect subsidiaries, subject to certain exceptions. Our obligation and the obligation of our subsidiaries under the Sixth Street Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a security interest in certain existing and after-acquired assets of ours and our subsidiaries.
Operating and Financing Lease Liabilities
Operating and financing lease liabilities are recorded at lease commencement based on the present value of fixed, or in substance fixed, lease payments over the expected lease term. Lease right-of-use assets are amortized over the lease term.
As of September 30, 2020, we have $17.9 million of total financing and operating lease liabilities recorded on our condensed consolidated balance sheets. The total undiscounted lease commitments as of September 30, 2020 were $20.1 million, of which, $1.5 million is payable during the remainder of 2020. We do not expect the payments associated with the maturity of lease liabilities to have a significant impact on our liquidity in the near-term. For further information about our lease commitments, see Note 19 of the condensed consolidated financial statements.

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
Except for the revenue recognition, inventory, cost of goods sold, accounts receivable, intangible assets, impairment of long-live assets and valuation of Series B forward contract derivative policies described below (also in Note 2 Summary of Significant Accounting Policies), there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on February 26, 2020.
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

Form 10-Q Table of Contents
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

Form 10-Q Table of Contents
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
Trade Receivables, Net
Our trade accounts receivable consist of amounts due from pharmacy distributors in the U.S. related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. We monitor the financial performance and creditworthiness of our Customers so that we can properly assess and respond to changes in their credit profile. We reserve against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of September 30, 2020.
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
Intangible Assets
We had no intangible assets as of December 31, 2019. We are required to pay milestone payments of $41.5 million related to the FDA approval and launch of NURTEC ODT. These milestone payments were capitalized as an intangible asset and will

Form 10-Q Table of Contents
be amortized to cost of goods sold over the remaining expected life of the patents. For the nine months ended September 30, 2020, we recognized $1.7 million of amortization on the asset and recorded the expense to cost of goods sold.
Impairment of Long-lived Assets
We monitor our long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, we assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, we measure the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. We believe no impairment of long-lived assets existed as of September 30, 2020 or December 31, 2019.
Valuation of Series B Forward Contract Derivative
The fair value of the derivative recognized in connection with the RPI Series B Preferred Share Agreement was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative primarily relates to the difference between the contractual rate of return on the payments due to RPI and the Company's estimated lending rate for an equivalent 10-year duration loan, and the fair value of probability adjusted cash flows from certain scenarios outlined in the agreement that would result in accelerated payments modeled using a Monte Carlo simulation. As inputs into the valuation, the Company considered the type and probability of occurrence of certain change of control events, the amount of the payments, the expected timing of certain acceleration of payments, and a risk-adjusted discount rate. A discounted cash flow valuation method was used to determine the fair value of the forward contract derivative based on the inputs and results of the Monte Carlo simulation noted above. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative is recorded on the condensed consolidated balance sheet as a Series B preferred shares forward contact with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Foreign Currency Translation
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our balance sheet are currently immaterial to our financial position.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of September 30, 2020, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(1.4) million and $0.3 million, respectively.
We had no exposure to interest rate risk related to indebtedness as of September 30, 2020. In August 2020, we became subject to market risk in connection with borrowings under the Sixth Street Financing Agreement. Amounts borrowed under the agreement will accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 9.00%. Considering the total outstanding principal balance under the Financing Agreement of approximately $275.0 million at August 10, 2020, which accrues interest at

Form 10-Q Table of Contents
the LIBOR Rate a 1.00% change in interest rates would result in an impact to income before income taxes of below $1.0 million per year.
We do not engage in any hedging activities against changes in interest rates.
Credit Risk
The Company’s trade accounts receivable consists of amounts due from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of September 30, 2020, and we do not expect any such delays in collections to have a material impact on our financial condition or results of operations.

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
Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We plan to redeem our outstanding Series A Preferred Shares over the next few years and may have to redeem our Series B Preferred Shares in the future.
In April 2019, we closed the sale of 2,495 Series A Preferred Shares to RPI at a price of $50,100 per Series A Preferred Share, resulting in gross proceeds of $125.0 million before offering expenses. As described herein, we used $105.0 million of these proceeds to fund the purchase price of the PRV. The holders of our outstanding Series A Preferred Shares, will have the right to require us to redeem their shares in certain circumstances. We intend to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments beginning in the first quarter of 2021 through December 31, 2024.
In the event that we default on our obligation to redeem Series A Preferred Shares when required, the redemption amount will accrue interest at the rate of eighteen percent (18%) per annum. If any such default continues for at least one year, the holders of such shares shall be entitled to convert, subject to certain limitations, such Series A Preferred Shares into common shares, with no waiver of their redemption rights.
In addition, in August 2020, we entered into the Series B preferred share agreement, pursuant to which RPI agreed to purchase up to 3,992 Series B Preferred Shares at a price of $50,100 per share. The shares will be issued in quarterly increments spanning from March 31, 2021 to December 31, 2024.
The holders of outstanding Series B Preferred Shares will have the right to require redemption of the shares in certain circumstances. If a Change of Control occurs, as defined in the our memorandum and article of association, and the Series B Preferred Shares have not previously been redeemed, holders of a majority of Series B Preferred Shares will have an option to redeem outstanding shares in a single payment at a price equal to 1.77 times the Series B original issuance price. We may redeem the Series B Preferred Shares at its option at any time in a single payment at a price equal to 1.77 times the Series B original issuance price. We currently intend to redeem the Series B Preferred Shares for 1.77 times the original purchase price, payable beginning the first quarter of 2025 in equal quarterly installments through December 31, 2030
Our obligation to redeem the Series A Preferred Shares and Series B Preferred Shares requires a substantial amount of cash, the expenditure of which will have a material adverse effect on our liquidity, capital resources and business prospects. The terms of our Series A Preferred Shares, Series B Preferred Shares or any new preferred shares we may issue could also have the effect of delaying, deterring or preventing a change in control.
Our Series A Preferred Shares and Series B Preferred Shares have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common shareholders, which could result in the interests of the holders of our Series A Preferred Shares differing from those of our common shareholders.
In addition to the redemption rights discussed above, the holders of our Series A Preferred Shares have the right to receive a liquidation preference, equal to two times (2x) the original purchase price of such shares, and holders of our Series B Preferred Shares will have a right to receive a liquidation preference equal to 1.77x the original purchase price of such shares, in each case entitling them to be paid out of our assets available for distribution to shareholders before any payment may be made to holders of any common shares. The existence of a liquidation preference may reduce the value of our common shares, make it harder for us to sell common shares in offerings in the future, or prevent or delay a change of control. Additionally, each Series A Preferred Share and Series B Preferred Shares is entitled to vote with the common shares on the basis of 1,000 votes per share. Our amended and restated memorandum and articles of association grant the Series A Preferred Shares and Series B Preferred Shares customary protective provisions which provide that, without the approval of holders of a majority of the Series A Preferred Shares or Series B Preferred Shares, as applicable, we may not adversely affect the rights of the Series A Preferred Shares or Series B Preferred Shares or create, authorize or issue any class or series of equity securities senior to, or pari passu with, the Series A Preferred Shares or Series B Preferred Shares.
The preferential rights of the Series A Preferred Shares and Series B Preferred Shares could result in divergent interests between the holders of the Series A Preferred Shares and Series B Preferred Shares, and the holders of our common shares.
We are subject to significant obligations, including to potentially make significant payments under our funding agreements related to NURTEC ODT and zavegepant.
In June 2018, we entered into a funding agreement with RPI, which requires us to make revenue participation payments, subject to certain reductions, based on the future global net sales of pharmaceutical products containing the compounds rimegepant or zavegepant and certain derivative compounds thereof. The participation rate commences at 2.1 percent on global annual net sales of products up to and equal to $1.5 billion, declining to 1.5 percent on global annual net sales of products

Form 10-Q Table of Contents
exceeding $1.5 billion. If these payments become due under the terms of the 2018 RPI Funding Agreement, they will have a negative impact on our cash flows and on the future profitability of rimegepant and zavegepant.
In addition, under the 2018 RPI Funding Agreement, we are obligated to take certain steps to complete clinical trials and commercialize products containing the compounds rimegepant or zavegepant and certain derivative compounds thereof. These obligations could adversely impact or delay our ability to develop our other product candidates.
In August 2020, we entered into a funding agreement with RPI 2019 IFT which requires us to make participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant. Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing rimegepant, and success-based milestones payments ranging from 0.6x to 2.95x of the funded amount depending on the number of regulatory approvals achieved for zavegepant (including 1.9x for the first zavegepant migraine regulatory approval). If these payments become due under the terms of the 2020 RPI Funding Agreement, they will have a negative impact on our cash flows and on the future profitability of NURTEC ODT and zavegepant.
Our level of indebtedness and the terms of the Sixth Street Financing Agreement could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to satisfy certain conditions in our Sixth Street Financing Agreement, we will be unable to draw down the remaining the facility and if we are unable to comply with restrictions in the Sixth Street Financing Agreement, the repayment of our existing indebtedness could be accelerated.
Under the Sixth Street Financing Agreement, we have incurred a substantial amount of debt, which could adversely affect our business. In August 2020, we drew down the first tranche of $275 million. The facility includes draw term loans in an aggregate principal amount not exceeding $225 million available until August 31, 2021, with $100 million of the delayed draw term loans currently available at our option. The remaining $125 million in delayed draw term loans becomes available if net sales from NURTEC ODT during the first quarter of 2021 or second quarter of 2021 equal at least $45 million. Accordingly, there is no assurance that we will be eligible to access this remaining $125 million in delayed draw term loans or obtain alternative financing.
Our high level of indebtedness could affect our business in the following ways, among other things: make it more difficult for us to satisfy our contractual and commercial commitments; require us to use a substantial portion of our cash flow from operations to pay interest and principal, which would reduce funds available for working capital, capital expenditures and other general corporate purposes; limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes; heighten our vulnerability to downturns in our business, our industry or in the general economy; place us at a disadvantage compared to those of our competitors that may have proportionately less debt; limit management’s discretion in operating our business; and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.
The Sixth Street Financing Agreement requires us to make certain payments of principal and interest over time and contains several other restrictive covenants. Among other requirements of the Sixth Street Financing Agreement, we and our subsidiaries party to the Sixth Street Financing Agreement must maintain a minimum unrestricted cash balance of $50 million, which amount will increase to $80.0 million when we draw down on the delayed term loan, which requirement will be waived for any fiscal quarter in which we achieve at least $400 million in net sales for the prior four consecutive quarters. These and other terms in the Sixth Street Financing Agreement could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.
Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including under our current debt obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Form 10-Q Table of Contents
Item 6. Exhibits

Exhibit No.*	Description
3.1
Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on August 11, 2020).

10.1 #	Funding Agreement by and between Biohaven Pharmaceutical Holding Company Ltd. and RPI 2019 Intermediate Finance Trust dated as of August 7, 2020

10.2 #	Amendment No. 1, dated as of August 7, 2020, to 2018 RPI Funding Agreement by and between Biohaven Pharmaceutical Holding Company Ltd. and RPI Finance Trust

10.3 #	Series B Preferred Share Purchase Agreement by and between Biohaven Pharmaceutical Holding Company Ltd. and RPI 2019 Intermediate Finance Trust dated as of August 7, 2020

10.4 #
Financing Agreement dated as of August 7, 2020 among Biohaven Pharmaceutical Holding Company Ltd. and Biohaven Pharmaceuticals, Inc., as Borrowers, The Guarantors from Time to Time Party Hereto, as Guarantors, Various Lenders from Time to Time Party Hereto, and Sixth Street Specialty Lending, Inc., as Administrative Agent

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
Dated: November 9, 2020
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)