Form 10-K
period 2020-12-31
Biohaven Pharmaceutical Holding Co Ltd.
filed 2021-03-01
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the registrant's common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2020, based on the last reported sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2020 of $73.11, was $3.265 billion. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 25, 2021, there were 61,915,440 common shares, no par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Unless the context requires otherwise, references in this report to “Biohaven,” the “Company,” “we,” “our” or “us” refer to Biohaven Pharmaceutical Holding Company Ltd. and its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, or this report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “could”, “would”, “target”, “goal”, “intends”, “plans”, “anticipates, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies or state other forward-looking information. These forward-looking statements include, but are not limited to, statements about:
•the impacts of the COVID-19 pandemic on our business, operations, commercialization plans, clinical trials regulatory timelines and other plans;
•the timing of and potential for U.S. Food and Drug Administration ("FDA") approval of, and our plans to develop and commercialize, our product candidates;
•our ongoing and planned clinical trials, including discovery and proof of concept trials, the status of our ongoing clinical trails, commencement dates for new clinical trials, and the timing of clinical trial results;
•the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our intellectual property position;
•our competitive position, including our competitors and competing products (including biosimilars);
•anticipated impact of interest rate changes on our financial statements;
•anticipated future milestones, contingent and royalty payments and lease payments (and, in each case, their expected impact on liquidity);
•the timing and anticipated amounts of future tax payments and benefits (including the potential recognition of unrecognized tax benefits), as well as timing of conclusion of tax audits; and
•our estimates regarding future revenues, expenses and needs for additional financing.
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
Note Regarding Trademarks
We have proprietary rights to a number of registered and unregistered trademarks worldwide that we believe are important to our business, including but not limited to NURTEC ODT. We have, in certain cases, omitted the ® and ™ designations for these and other trademarks used in this Annual Report on Form 10-K. Nevertheless, all rights to such trademarks are reserved. These and other trademarks referenced in this Annual Report on Form 10-K are the property of their respective owners.

PART I
Item 1.    Business
Overview
We are a biopharmaceutical company with a portfolio of innovative product candidates to improve the lives of patients with debilitating neurological and neuropsychiatric diseases, including some rare disorders. Our neuroinnovation portfolio includes FDA-approved NURTEC™ ODT (rimegepant) for the acute treatment of migraine and a broad pipeline of late-stage product candidates across three distinct mechanistic platforms — calcitonin gene-related peptide ("CGRP") receptor antagonism for the acute and preventive treatment of migraine as well as other pain-related disorders and non-migraine indications; glutamate modulation for obsessive-compulsive disorder ("OCD"), and spinocerebellar ataxia ("SCA"); and myeloperoxidase ("MPO") inhibition for multiple system atrophy ("MSA") and amyotrophic lateral sclerosis ("ALS") — which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications.
Product Pipeline
Exclusive Commercial Product
The Migraine Research Foundation ranks migraine as the world's third most prevalent illness, with approximately 40 million individuals suffering from migraine attacks in the U.S., and 1 billion worldwide. While most sufferers experience migraine attacks once or twice per month, more than 4 million people in the U.S. alone have chronic migraine, defined as experiencing at least 15 headache days per month, of which at least eight are migraine, for more than three months. Others have episodic migraine, which is characterized by experiencing less than 15 migraine days per month. People with frequent episodes of migraine may progress to chronic migraine over time, thus migraine is a continuum disease.
Our exclusive commercial product, NURTEC ODT (rimegepant) for the acute treatment of migraine, was approved by the U.S. Food and Drug Administration ("FDA") on February 27, 2020, and became available by prescription in U.S. pharmacies on March 12, 2020. NURTEC ODT is the first and only CGRP receptor antagonist available in a quick-dissolve, orally disintegrating tablet ("ODT") formulation that is approved by the FDA for the acute treatment of migraine in adults. We believe NURTEC ODT differentiates itself as a treatment in the acute migraine market due to its rapid onset of action, durability and placebo-level tolerability. In a study of people who took either NURTEC ODT (669 people) or placebo (682 people), more people taking NURTEC ODT experienced pain freedom and freedom from their most bothersome symptom (selected from light sensitivity, sound sensitivity, or nausea) at 2 hours vs placebo. Additionally, more people taking NURTEC ODT experienced freedom from functional disability and pain relief as early as 60 minutes vs placebo. These benefits were sustained through 48 hours for some people.
In order to capture the value of NURTEC ODT and to bring NURTEC ODT to migraine suffers, we have built a competitively sized and world class field sales team that is substantially equipped to deliver on the potential of NURTEC ODT as well as our entire pipeline. This sales force focuses primarily on promotion to physicians, mostly to primary care physicians. We have also built a commercial team comprised of experienced professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, medical affairs, quality control and compliance. The Company continues to expand commercial payer coverage, with NURTEC ODT now covered by insurance providers reflecting 89% of commercial lives.
We are also working to bring NURTEC ODT to migraine suffers in international markets. Scientific advice for rimegepant for acute and preventive migraine treatment was received from the Committee for Medicinal Products for Human Use, a committee of the European Medicines Agency, in June and December 2018, respectively. Based on this feedback, we believe we have several potential pathways to approval, which we are pursuing. In the first quarter of 2021, we submitted the Marketing Authorization Application ("MAA") for rimegepant dual activity, inclusive of acute and prevention of migraine. The submission has been validated by the European Medicines Agency and the European Commission procedure has been initiated. If approved, Vydura will be the commercial name for Rimegepant in the EU. Filings in Israel and the Middle East began in 2020 and will continue in 2021 with approvals following. In the second quarter of 2020, we entered into agreements with Genpharm Services and Medison Pharma to distribute NURTEC ODT in the Middle East & Gulf Countries and Israel, respectively. With respect to Japan, we are engaging the Pharmaceuticals and Medical Devices Agency ("PMDA") on a path forward, and initiation of Phase 2/3 bridging studies will begin in 2021 after agreement has been reached with this agency.
Additionally, in January 2019, we announced with our wholly-owned subsidiary, BioShin Limited ("BioShin"), that the National Medical Products Administration (formerly, the China FDA) ("NMPA") had accepted the investigation new drug ("IND") application for rimegepant for the acute treatment of migraine. We had previously announced the formation of BioShin in November 2018; the subsidiary was established to develop and potentially commercialize our late-stage migraine and neurological disorder product development portfolio in China and other Asia-Pacific markets. Following the results of the randomized, controlled Phase 3 clinical trial evaluating the efficacy and safety of our Zydis ODT formulation of rimegepant for the acute treatment of migraine, we submitted a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. The IND application for the Zydis ODT formulation of rimegepant was accepted by the NMPA in the fourth quarter of 2019. In November 2020, BioShin initiated a double-blind, randomized Phase 3 clinical trial evaluating the safety and efficacy of NURTEC ODT (rimegepant) in the acute treatment of migraine in China and Korea.
We believe that due to rimegepant's durability and placebo-level tolerability that there is opportunity to expand the use of rimegepant to include the preventive treatment of migraine. In March 2020, we announced positive topline results from the study of rimegepant for the preventive treatment of migraine. With this trial, rimegepant became the only CGRP targeted therapy to demonstrate efficacy in both the acute and preventive treatment of migraine. A supplemental New Drug Application (“sNDA”) for rimegepant for prevention of migraine was filed with the FDA and accepted for review in the fourth quarter of 2020 with a PDUFA goal date set for later in the second quarter of 2021.
Late-stage Development Platforms
The following table summarizes our late-stage development platforms. We hold the worldwide rights to all of our product candidates.

Our CGRP Platform
The CGRP receptor is located within pain-signaling pathways, intracranial arteries and mast cells and its activation is thought to play a causal role in migraine pathophysiology. For example, research and clinical studies have shown serum levels of CGRP are elevated during migraine attacks, infusion of intravenous CGRP produces persistent pain in migraine sufferers and non-migraine sufferers, and treatment with anti-migraine drugs normalizes CGRP activity. Additionally, multiple clinical studies show that small molecule CGRP receptor antagonists, which inhibit the binding of endogenous CGRP to CGRP receptors, are effective in the acute treatment of migraine attacks. Treatment with a CGRP receptor antagonist is believed to relieve migraine through blocking neurogenic inflammation, decreasing artery dilation and inhibiting pain transmission.
Rimegepant
Rimegepant is the most advanced product candidate from our CGRP receptor antagonist platform. It is an orally available, potent and selective small molecule human CGRP receptor antagonist that we developed for the acute treatment of migraine, and are developing for the preventive treatment of migraine as well as other non-migraine indications. For the preventive treatment of migraine, we received positive topline results from our Phase 3 prevention study in the first quarter of 2020, which formed the basis of a prevention sNDA filed in the third quarter of 2020. The PDUFA date goal date for this filing is in the second quarter of 2021.
Zavegepant
Zavegepant represents a novel chemical structure compared to other small molecule CGRP receptor antagonists in development (including rimegepant). We are developing zavegepant for the acute and preventive treatment of migraine as well as respiratory complications and non-migraine studies, with initial studies being conducted in acute treatment. We believe it has the potential to improve the existing standard of care based on its multiple potential routes of delivery, favorable safety profile, superior chemical attributes, higher value to patients and payors with lower expected costs compared to biologics and potential for multiple indications. Our Phase 3 trial for the use of intranasal zavegepant for the acute treatment of migraine is ongoing and our Phase 3 trial for the use of oral zavegepant for the preventative treatment of migraine is planned to begin in the first quarter of 2021.
BHV-3100
In November 2020, we entered into a global collaboration and license agreement with Sosei Heptares, an international biopharmaceutical group focused on the discovery and early development of new medicines originating from their proprietary GPCR-targeted StaR technology and structure-based drug design platform capabilities. Under the agreement, Sosei Heptares will be eligible to receive development, regulatory and commercialization milestone payments, as well as tiered royalties on net sales of products resulting from the collaboration. In return, we will receive exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders, including non-migraine indications. The portfolio includes the lead candidate HTL0022562, now referred to as BHV-3100, which has advanced through preclinical development demonstrating promising and differentiated properties for further investigation in human trials.
Our Glutamate Platform
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
Troriluzole
Troriluzole is a new chemical entity ("NCE") and tripeptide prodrug of the active metabolite, riluzole. Based on its mechanism of action, preclinical data and clinical studies, troriluzole has potential for therapeutic benefit in a range of neurological and neuropsychiatric illnesses. We believe troriluzole offers potential advantages, compared to orally dosed riluzole including improved bioavailability, no negative food effect, lower overall drug burden to the liver, optimized dosing regimen and compliance and potential for developing multiple formulations.
Spinocerebellar Ataxia
Our initial development has focused on the use of troriluzole in treating spinocerebellar ataxia ("SCA"), an orphan neurological disease characterized by problems with coordination, balance and movement. Currently there are no approved drug therapies for SCA. SCA was chosen as the lead indication based on a strong preclinical rationale as well as demonstration of preliminary efficacy of the active metabolite in troriluzole, riluzole, in two randomized controlled trials in patients with SCA and other ataxias conducted by third parties (Ristori 2010; Romano 2015). We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA and completed enrollment in the Phase 3 trial of troriluzole in SCA.
Initially, we had conducted a Phase 2b/3, randomized, double-blind, placebo-controlled, parallel-group study to assess the safety and efficacy of troriluzole over 8 weeks in subjects with SCA. In October 2017, we announced that troriluzole at a dose of 140 mg QD did not differentiate from placebo on the primary endpoint of the mean change from baseline on the Scale for Assessment and Rating of Ataxia (SARA) total score after 8 weeks of treatment. During open-label treatment over the 48-week extension phase, however, troriluzole did show slowing of disease progression in troriluzole-treated subjects in contrast to the measurable decline expected for a cohort of untreated subjects based on the natural history of the disease. An expanded open-label extension phase for this study is ongoing. Based on our learnings from the Phase 2b/3 study, including analyses from the open-label extension phase, we are now conducting a Phase 3, randomized, double-blind, placebo-controlled, parallel-group study to assess the safety and efficacy of troriluzole over 48 weeks in subjects with SCA. We enriched this trial with specific SCA genotypes, extended the treatment period of this trial to 48 weeks, implemented the use of a modified SARA scale, and increased the dose of troriluzole to 200 mg QD. We believe that these changes may improve the ability of the trial to more accurately evaluate troriluzole's benefit in slowing disease progression in patients with SCA. In March 2019, we announced the initiation of the trial. Top-line data is expected to become available in approximately the fourth quarter of 2021.
Obsessive Compulsive Disorder
We are developing troriluzole for Obsessive Compulsive Disorder ("OCD"), which is a chronic neuropsychiatric disorder characterized by symptoms of obsessions (intrusive thoughts) and compulsions (repetitive behaviors) that can interfere with patients' functional abilities. According to the National Institute of Mental Health, the 12-month prevalence of OCD is 1% of the U.S. adult population, and approximately half of these cases are characterized as severe. First-line treatment for OCD includes cognitive behavior therapy, SSRIs and adjunctive use of atypical antipsychotics. Nonetheless, up to 60% of patients have an inadequate response to conventional intervention strategies. In multiple case studies, the use of the active metabolite in troriluzole, riluzole, in patients with refractory OCD has commonly been associated with meaningful improvement of symptoms.
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. Enrollment in this study was completed in the first quarter of 2020. The Phase 2/3 study results were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed consistent numerical improvement over placebo on the Yale-Brown Obsessive Compulsive Scale (Y-BOCS) at all study timepoints (weeks 4 to 12) but did not meet the primary outcome measure at week 12 (p = 0.22 at week 12) but was significant at week 8 (p < 0.05). Troriluzole was well tolerated with a safety profile consistent with past clinical trial experience. Given the strong signal in our Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in the Phase 3 program.
Alzheimer’s Disease
We conducted a clinical trial of troriluzole for Alzheimer's disease, a progressive, fatal neurodegenerative dementia. It accounts for up to 80% of dementias. According to the Alzheimer's Association, in 2016 there were approximately 5.5 million people in the United States with the disease, and that number is expected to escalate rapidly in the coming years as the population ages. Observations in multiple preclinical models, suggested the active metabolite of troriluzole, riluzole, protects from Alzheimer's-related pathology and cognitive dysfunction.
In January 2021, we announced top-line results from the study. Troriluzole did not statistically differentiate from placebo at 48 weeks on the study's prespecified co-primary endpoints on the ADAS-cog and the Clinical Dementia Rating Scale Sum of Boxes (CDR-SB) in study participants with mild-to-moderate AD. Troriluzole also did not differentiate from placebo on the key secondary measure of hippocampal volume assessed by MRI in the overall population. A subgroup analysis consisting only of mild AD patients did, however, reveal that troriluzole exhibited a nonsignificant numerical difference of a potential benefit at week 48 on both the ADAS-cog and hippocampal volumetric MRI. Full study results, including additional secondary and exploratory outcomes, biomarker, and subgroup analyses, are expected in the coming months and will help to inform whether any further study is warranted.
Other Indications Being Pursued by our Collaborators
Our collaborators are exploring the potential applicability of troriluzole beyond cerebellar and neuropsychiatric indications, including in melanoma (Rutgers University and Dana Farber Cancer Institute) and glioblastoma (Johns Hopkins University/Stanford University). The oncology collaborations with Rutgers and Johns Hopkins/Stanford University are based upon the mechanistic rationale that some tumors overexpress glutamate receptors, the central role that glutamate may have in cancer metabolism and the effect of glutamate on the tumor microenvironment.
Discontinuation of Development of Troriluzole for GAD
During 2019, we were in the process of developing troriluzole as a potential FDA-approved treatment option for patients suffering from Generalized Anxiety Disorder (GAD). In February 2020, we reported negative topline results from our Phase 2/3 clinical trial evaluating troriluzole compared to placebo. This eight-week trial randomized 402 adult patients equally at more than 45 centers in the United States. In this trial, troriluzole monotherapy at 100mg twice daily did not differentiate from placebo on the primary endpoint of the mean change from baseline on the Hamilton Anxiety Rating Scale (HAM-A) after eight weeks of treatment. The efficacy results do not support continued development of troriliuzole as a monotherapy in GAD.
BHV-5000 and BHV-5500
An N-methyl-D-aspartate ("NMDA") receptor antagonist is a type of glutamate antagonist that works to inhibit the action of NMDA receptors which may play a role in degenerative diseases that affect the brain. BHV-5000 is an oral prodrug of the intravenous drug lanicemine, also referred to as BHV-5500. In addition to being orally available, BHV-5000 is a first-in-class, low-trapping, NMDA receptor antagonist with differentiating pharmacologic properties from other agents in development targeting this receptor. We are developing BHV-5000 as a potential best-in-class NMDA receptor antagonist for treatment of neuropsychiatric indications and also advancing topical forms of our NMDA antagonists for pain-related disorders.
Rett Syndrome
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
MPO Platform
Verdiperstat
Verdiperstat is a first-in-class, potent, selective, brain-permeable, irreversible MPO. MPO generates an array of cytotoxic oxidants and is a key driver of oxidative and inflammatory processes that underlie a broad range of disorders. MPO plays a key role in neurodegenerative, inflammatory, and immune-mediated diseases, including MSA, Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, ischemic and hemorrhagic forms of stroke, epilepsy, depression and other neuropsychiatric disorders. Clinical and experimental studies have revealed the detrimental role of MPO. Hence, suppressing MPO may be a novel treatment approach for these disorders. In February 2019, we received orphan drug designation from the FDA for the treatment of Multiple System Atrophy ("MSA"). Verdiperstat has also received orphan drug designation for the treatment of MSA from the European Commission upon recommendation from the European Medicines Agency's Committee for Orphan Medicinal Products.
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
A Phase 3 randomized, double-blind, placebo-controlled, parallel group study to evaluate the efficacy and safety of verdiperstat in participants with MSA is currently ongoing. Ambulatory participants, 40-80 years of age, with possible or probable MSA, including MSA-P or MSA-C, are randomized to 48 weeks of treatment with verdiperstat 600-mg BID or placebo. The primary efficacy endpoint is change from baseline to Week 48 in verdiperstat- vs. placebo-treated participants on a score derived from the Unified MSA Rating Scale, optimized based on FDA guidance to assess clinically meaningful change in ability to function. Between July 2019 and July 2020, 336 participants with MSA were enrolled at 48 sites across 6 countries (US, UK, France, Germany, Italy, Austria). Topline data from the trial are expected in the fourth quarter of 2021.
Amyotrophic Lateral Sclerosis
Another potential target indication for verdiperstat is Amyotrophic Lateral Sclerosis ("ALS"). In September 2019, we announced that verdiperstat was selected to be studied in the pivotal HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at MGH (“Healey Center”) in collaboration with the Northeast ALS Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. The HEALEY ALS Platform Trial is a perpetual multi-center, multi-regimen clinical trial evaluating the safety and efficacy of investigational products for the treatment of ALS. HEALEY ALS Platform Trial Regimen B will evaluate the safety and efficacy of verdiperstat in approximately 160 adults with ALS. Participants will be randomized in a 3-to-1 ratio to be treated with verdiperstat 600 mg BID or placebo for 24 weeks. The study's primary efficacy endpoint will measure the change in disease severity from baseline to week 24 on the ALS Functional Rating Scale-Revised in patients receiving treatment versus placebo. Secondary endpoints will include change in respiratory function, muscle strength, and survival. In August 2020, we announced that the first patients were enrolled in the pivotal HEALEY ALS Platform Trial Regimen B.

Preclinical
TDP-43
In May 2019, we entered into an agreement with FCCDC for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by the Company.

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
Kleo Pharmaceuticals, Inc. and Biohaven Labs
In January 2021, we acquired the remaining approximately 58% of Kleo Pharmaceuticals, Inc. ("Kleo") that we did not previously own. We have assumed Kleo's laboratory facilities located in Science Park in New Haven, Connecticut and formed Biohaven Labs to serve as the integrated chemistry and discovery research arm of Biohaven. Biohaven Labs will continue several existing Kleo discovery partnerships, including with the Bill and Melinda Gates Foundation for the development of a Hyperimmune Globulin Mimic for COVID-19 and PeptiDream for the development of immuno-oncology therapeutics.
In February 2021, we announced that a hyperimmune globulin mimic developed with Biohaven's proprietary MATE platform has demonstrated functional binding and neutralization of the SARS-CoV-2 virus, including the strains known as the "English" and "South African" variants (also known as B.1.1.7 and B.1.351, respectively). The preliminary experiments conducted by Biohaven Labs and an academic collaborator demonstrated that BHV-1200 substantially reduced viral entry into cells. The Company intends to advance BHV-1200 into a full clinical development program. Accelerated development of the COVID-19 MATE program has been supported by the Bill and Melinda Gates Foundation. In addition, the in vitro data indicate that BHV-1200 may activate important immune system components including antibody-dependent cellular phagocytosis and antibody dependent cellular cytotoxicity. We believe our proprietary MATE-conjugation technology could also be used against other infectious diseases by changing the targeting moiety of its antibody binders.
Artizan Biosciences Inc License Option
In December 2020, we entered into an Option and License Agreement with Artizan Biosciences Inc ("Artizan"), a biotechnology company focused on addressing inflammatory diseases involving the human intestinal microbiota. Pursuant to the agreement, we acquired an option to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products. Artizan will use the proceeds to continue advancing the preclinical research and development of its lead program for inflammatory bowel disease, which is anticipated to enter the clinic in 2022, as well as to explore additional disease targets.
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
Commercialization
We intend to develop and commercialize our product candidates in the United States, and we may enter into distribution or licensing arrangements for commercialization rights for other regions.
With respect to rimegepant and zavegepant, we recruited a seasoned team of sales specialists, account directors and field medical professionals who will focus on targeting health care professionals and institutions serving patients with migraine, including neurologists, headache centers/specialists and primary care. Our commercial organization has grown as expected following our first year from launch in March 2020 to meet the increasing sales demands of NURTEC ODT.
With respect to the product candidates in our glutamate modulation and MPO platforms, we are confident of significant provider/stakeholder overlap which will create synergies with our current commercial footprint to maximize coverage, opportunity and efficiencies.
Customers
Our customers are primarily comprised of pharmaceutical wholesale distributors. Our net product sales to three customers, AmerisourceBergen Corporation, McKesson Corporation, and Cardinal Health, Inc., each accounted for more than 10.0% of our total net product sales for the year ended December 31, 2020 and on a combined basis, accounted for approximately 98%.
Intellectual Property
We own or license patents in the U.S. and foreign countries that protect our products, their methods of use and manufacture, as well as other innovations relating to the advancement of our science to help bring new therapies to patients. We also develop brand names and trademarks for our products to differentiate them in the marketplace . We consider the overall protection of our patents, trademarks, licenses and other intellectual property rights to be of material value and act to protect these rights from infringement. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our products and development programs.
In the biopharmaceutical industry, a substantial portion of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. A product’s market exclusivity is generally determined by two forms of intellectual property: patent rights held by the innovator company and any regulatory forms of exclusivity to which the innovative drug is entitled.
Patents are a key determinant of market exclusivity for most pharmaceuticals. Patents provide the innovator with the right to exclude others from practicing an invention related to the medicine. Patents may cover, among other things, the active ingredient(s), various uses of a drug product, discovery tools, pharmaceutical formulations, drug delivery mechanisms and processes for (or intermediates useful in) the manufacture of products. Protection for individual products extends for varying periods in accordance with the expiration dates of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage and the availability of meaningful legal remedies in the country.
Market exclusivity can also be influenced by regulatory data protection (RDP). Many developed countries provide certain non-patent incentives for the development of medicines. For example, in the U.S., the EU, Japan, and certain other countries, RDP intellectual property rights are offered to: (i) provide a time period of data protection during which a generic company is not allowed to rely on the innovator’s data in seeking approval; (ii) restore patent term lost during drug development and approval; and (iii) provide incentives for research on medicines for rare diseases, or orphan drugs, and on medicines useful in treating pediatric patients. These incentives can extend the market exclusivity period on a product beyond the patent term.

Patents and Patent Applications
We have over 1,000 U.S. and foreign patents and patent applications in our portfolio related to the composition of matter, methods of use, methods of manufacture or formulations of our product candidates which have been filed in major markets throughout the world, including the United States, Europe, Japan, Korea, China, Hong Kong and Australia.
Rimegepant and Zavegepant
The intellectual property rights related to rimegepant and zavegepant include patents and patent applications in-licensed from BMS, with expiration dates of February 22, 2031 for rimegepant, and October 7, 2031 for zavegepant, not including eligible patent term extensions, and patent applications filed by the Company, which if granted, will have statutory expiration dates from 2039 and later. U.S. Patent 8,314,117 covers the composition of matter of rimegepant, and has an expiration date of February 22, 2031, including patent term adjustment but not including any potential patent term extension. Based on the FDA’s approval of NURTEC ODT (rimegepant sulfate) orally disintegrating tablets on February 27, 2020, a request for Patent Term Extension under 35 U.S.C.156 of the United States Code was filed for U.S. Patent 8,314,117. If the application is granted as filed, the term of U.S. Patent 8,314,117 will be extended to February 27, 2034, not including a potential additional six month period of pediatric exclusivity. U.S. Patent 8,481,546 covers the composition of matter of zavegepant, and has an expiration date of October 7, 2031, including patent term adjustment but not including any potential patent term extension. These and other patents and applications cover rimegepant and zavegepant and their use in treating migraine and other neurological conditions. The BMS license also includes several patent families of related compounds directed to the CGRP receptor. We also have an agreement with Catalent whereby Catalent granted an exclusive license under certain of its patents and technology to use the Zydis ODT technology for development of our rimegepant product.
Troriluzole
We own a portfolio of patents and patent applications in the U.S. and foreign countries directed to prodrugs of riluzole, including among others U.S. Patent 10,485,791, issued November 26, 2019, which is directed to troriluzole and other prodrugs of riluzole. In addition, the use of these compounds for treating ALS, SCA, depression and other diseases is described and claimed in these patents and patent applications. We own these patent applications subject to an agreement with ALS Biopharma and FCCDC. In addition, the Company has filed patent applications relating to drug product formulations containing trorilizole and methods of using the formulations to treat various diseases.
BHV-3100
We have in-licensed patents and patent applications in the U.S. and foreign countries directed to CGRP receptor antagonists developed by Heptares Therapeutics Ltd. pursuant to a Collaboration and License Agreement dated November 30, 2020. The patents and patent applications disclose novel compounds, pharmaceutical compositions and methods of treating various diseases including those other than migraine such as pain, hot flashes, cluster headache and other CGRP-mediated cerebrovascular and vascular disorders. The patents and patent applications include, for example, U.S. Patents 9,808,457 and 10,300,056 which expire on October 28, 2036 not including eligible patent term extensions.
BHV-5000
We have also in-licensed patents and patent applications directed to BHV-5000 from AstraZeneca. They contain claims directed to the prodrug form of lanicemine, BHV-5000, as well as the use of the prodrug in treating a variety of neurological diseases including Rett syndrome and depression. Three U.S. patents have been granted that are directed to BHV-5000 and its composition and uses and have a statutory expiration date in 2034. Corresponding foreign patents are granted in Europe, Japan, China, and other countries.
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
License Agreements
License Agreement with Bristol-Myers Squibb Company
In July 2016, the Company entered into an exclusive, worldwide license agreement with Bristol-Myers Squibb Company ("BMS") for the development and commercialization rights to rimegepant and zavegepant, as well as other CGRP-related intellectual property (the "BMS Agreement"). In exchange for these rights, the Company agreed to pay BMS initial payments, milestone payments and royalties on net sales of licensed products under the agreement.

The Company is obligated to make milestone payments to BMS upon the achievement of specified development and commercialization milestones with respect to the development of rimegepant and zavegepant. If the Company receives revenue from sublicensing any of its rights under the agreement, it is also obligated to pay a portion of that revenue to BMS. The Company is also obligated to make tiered royalty payments to BMS based on annual worldwide net sales, with percentages in the low to mid-teens.
Under the BMS Agreement, the Company is obligated to use commercially reasonable efforts to develop licensed products and to commercialize at least one licensed product and is solely responsible for all development, regulatory and commercial activities and costs. The Company is also primarily responsible for the filing, prosecution, defense, and maintenance of patent rights licensed under the BMS Agreement.
The BMS Agreement will terminate on a licensed product-by-licensed product and country-by-country basis upon the expiration of the royalty term with respect to each licensed product in each country and can also be terminated if certain events occur, e.g., material breach or insolvency.
In March 2018, the Company entered into an amendment to the BMS Agreement (the “2018 BMS Amendment”). Under the 2018 BMS Amendment, the Company paid BMS an upfront payment in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of zavegepant.
In August 2020, the Company entered into a further amendment of the BMS Agreement (the “August 2020 BMS Amendment”). Under the August 2020 BMS Amendment, the Company paid BMS an upfront payment in return for a reduction in the royalties payable on net sales of rimegepant and zavegepant in China, with percentages in the low- to mid-single digits. In addition, the Company is obligated to pay milestone payments for each licensed product upon the achievement of commercial milestones in China. The August 2020 BMS Amendment also amended the BMS Agreement to remove sales in China from the commercial milestone payment obligations due on global sales from all territories other than China.
In November 2020, the Company entered into a further amendment of the BMS Agreement (the “November 2020 BMS Amendment”). Under the November 2020 BMS Amendment, certain exclusivity provisions under the BMS Agreement were waived which permits the Company to develop certain CGRP compounds licensed by the Company from Heptares Therapeutics Limited (“Heptares”). Under the November 2020 Amendment, if the Company initiates clinical development of a Heptares compound prior to July 8, 2023, the Company is obligated to pay BMS certain fees based on net sales of the Heptares compounds, milestone payments for each Heptares compound upon the achievement of certain development milestones and milestone payments for each Heptares compound upon the achievement of certain commercial milestones. No fees or milestones are due by the Company to BMS for Heptares compounds that begin clinical trials after July 8, 2023.
The BMS License Agreement continues to provide the Company with exclusive global development and commercialization rights to rimegepant, zavegepant and related CGRP molecules, as well as related know-how and intellectual property.
Agreement with ALS Biopharma, LLC and Fox Chase Chemical Diversity Center Inc.
In August 2015, we entered into an agreement with ALS Biopharma and FCCDC pursuant to which ALS Biopharma and FCCDC assigned to us their worldwide patent rights to over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. In addition, we received a non-exclusive license to certain trade secrets and know-how of ALS Biopharma. We took assignment of these patent rights subject to the provisions of the Bayh Dole Act, as applicable, to the extent that any invention included with the assigned patent rights was funded in whole or in part by the United States government. In addition, certain of the patent rights that do not cover troriluzole were co-owned by Rutgers, and thus, we took assignment of these patent rights subject to the co-ownership interest of Rutgers. Under the agreement, we are obligated to use commercially reasonable efforts to diligently commercialize and develop markets for the patented products.
We are also obligated to pay regulatory milestone payments upon a specified regulatory approval for the first licensed product under the agreement as well as additional milestone payments for each licensed product that completes the specified regulatory milestone thereafter. We are also obligated to make royalty payments of a low single-digit percentage based on net sales of products licensed under the agreement, payable on a quarterly basis.
2016 License Agreement with AstraZeneca
In October 2016, the Company entered into an exclusive license agreement (the "2016 AstraZeneca Agreement") with AstraZeneca, pursuant to which AstraZeneca granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, including BHV-5000 and BHV-5500. In exchange for these rights, the Company agreed to pay AstraZeneca an upfront payment, milestone payments and royalties on net sales of licensed products under the agreement. The regulatory milestones due under the agreement depend on the indication of the licensed product being developed as well as the territory where regulatory approval is obtained. The commercial milestones are based on net sales of all products licensed under the agreement. The Company has also agreed to pay tiered royalties based on net sales of all products licensed under the agreement of mid-single-digit to low double-digit percentages. If the Company receives revenue from sublicensing any of its rights under the 2016 AstraZeneca Agreement, the Company is also obligated to pay a portion of that revenue to AstraZeneca. To date, no payments have been made related to these milestones or royalties. The Company is also required to reimburse AstraZeneca for any fees that AstraZeneca incurs related to the filing, prosecution, defending, and maintenance of patent rights licensed under the 2016 AstraZeneca Agreement.
2018 License Agreement with AstraZeneca

In September 2018, the Company entered into an exclusive license agreement (the "2018 AstraZeneca Agreement") with AstraZeneca, pursuant to which AstraZeneca granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, including BHV-3241. Under the 2018 AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment and is obligated to pay milestone payments to AstraZeneca upon the achievement of specified regulatory and sales-based milestones. In addition, we will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of specified approved products, subject to specified reductions.
The Company plans to conduct a Phase 3 clinical trial of this product candidate, which is now referred to as verdiperstat, for the treatment of multiple system atrophy (“MSA”), a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. The Company is responsible for all development, regulatory and commercial activities related to verdiperstat. The Company may sublicense its rights under the agreement and, if it does so, will be obligated to pay a portion of any milestone payments received from the sublicense to AstraZeneca in addition to any milestone payments it would otherwise be obligated to pay.
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
In January 2018, we entered into a development and license agreement with Catalent pursuant to which we obtained certain license rights to the Zydis ODT technology for use with rimegepant. Under the agreement, we were obligated to pay Catalent up to $1.5 million upon the achievement of specified regulatory and commercial milestones. The agreement specifies that the royalty for the Zydis ODT technology is included in the price for the commercial product purchased from Catalent at a fixed price. Under the agreement, Catalent agreed that it will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party for a specified period of time, subject to certain minimum commercial revenues.
In June 2018, we entered into a commercial supply agreement with Catalent pursuant to which Catalent will exclusively manufacture and supply our worldwide requirements for rimegepant in the Zydis ODT formulation for an initial term of five years after its commercial launch with optional two-year renewal periods. Under the agreement, Catalent will supply the rimegepant Zydis ODT product at a fixed price, inclusive of a royalty, and will not develop or manufacture a formulation of any oral CGRP compound using Zydis ODT technology for itself or a third party for a specified period of time, subject to certain minimum commercial revenues.
Agreements with Yale University
In September 2013, the Company entered into an exclusive license agreement with Yale University (the "Yale Agreement") to obtain a license to certain patent rights for the development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression.

The Yale Agreement was amended and restated in May 2019. As amended, the Company agreed to pay Yale milestone payments based on specified regulatory milestones and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale a low single-digit percentage of sublicense income that it receives.
In January 2021, the Company entered a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). Under the license agreement, Biohaven acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform. The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. Under the agreement, the Company may develop products based on the MoDE platform. The agreement includes an obligation to pay a minimum annual royalty per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale a low single-digit percentage of sublicense income that it receives. In addition, Yale University will be eligible to receive additional development milestone payments and commercial milestone payments.
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
Revenue Participation Right with Royalty Pharma
In June 2018, pursuant to a Funding Agreement we entered into with Royalty Pharma ("RPI") we granted to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the pharmaceutical products containing the compounds rimegepant or zavegepant and certain derivative compounds thereof ("Products"), for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100.0 million in cash. Specifically, the participation rate commences at 2.1 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.5 percent on annual global net sales exceeding $1.5 billion.
In August 2020, the Company entered into a funding agreement with RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) providing for up to $250.0 million of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant (the "2020 RPI Funding Agreement"). Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing rimegepant, and payments tied to success-based milestones as described below. The Company received $150.0 million in cash and up to $100.0 million upon achievement of certain development milestones for zavegepant (including the commencement of the oral zavegepant Phase 3 program).
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
Agreement with Fox Chase Chemical Diversity Center Inc.
In May 2019, Biohaven entered into the FCCDC Agreement in which the Company purchased certain intellectual property relating to the TDP-43 protein from FCCDC. The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. Biohaven is obligated to pay FCCDC milestone payments for each NDA filing.

In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan, which was amended in November 2020, that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by the Company as success fees for research activities by FCCDC. In addition to the milestone payments, the Company will pay FCCDC an earned royalty equal to zero to ten percent of net sales of any TD-43 patent products with a valid claim as defined in the FCCDC Agreement. The Company may also license the rights developed under the FCCDC Agreement and, if it does so, will be obligated to pay a portion of any payments received from such licensee to FCCDC in addition to any milestones payments it would otherwise be obligated to pay. The Company is also responsible for the prosecution and maintenance of the patents related to the TDP-43 assets.
Collaboration and License Agreement with Sosei Heptares
In November 2020, the Company entered into a global collaboration and license agreement with Heptares Therapuetics Ltd. (the "Heptares Agreement") to obtain rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders. The portfolio includes the lead candidate BHV-3100 (also known as "HTL0022562"), which has advanced through preclinical development demonstrating promising and differentiated properties for further investigation in human trials. As part of consideration for this license, the Company paid Sosei Heptares an upfront cash payment. In addition, Sosei Heptares will be eligible to receive additional development, regulatory and commercialization milestone payments as well as earned royalties equal to zero to ten percent of net sales of products resulting from the collaboration. The royalty payments are payable on a country-by-country and licensed product-by-licensed product basis from the date of commercial launch of a licensed product by Biohaven until the later of: (a) the expiration of the last valid claim covering the composition of matter of such licensed product, or its use or manufacture, in such country; (b) expiration of the regulatory exclusivity period for such licensed product in the relevant country; and (c) ten (10) years following the date of the commercial launch of such licensed product in the relevant country.
Optional License Agreement with Artizan Biosciences Inc
In December 2020, Biohaven entered into an Option and License Agreement with Artizan Biosciences Inc (the "Artizan Agreement"). Pursuant to the Artizan Agreement, Biohaven acquired an option (“Biohaven Option”) to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products in the United States. The Biohaven Option is exercisable throughout the development phase of the products. Biohaven and Artizan have also formed a JSC to oversee, review and coordinate the product development activities with regard to all products for which Biohaven has (or has exercised in the future) the Biohaven Option.
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
A Phase 2/3 trial design, which we are using in our zavegepant and troriluzole development programs, is often used in the development of pharmaceutical and biological products. The trial includes Phase 2 elements, such as an early interim analysis of safety or activity, and Phase 3 elements, such as larger patient populations with less restrictive enrollment criteria. The early interim analysis of clinical or physiologic activity and/or safety allows the study to be stopped, changed or continued before a large number of patients have been enrolled, while still allowing all data from enrolled patients to count in the analysis used to support approval.
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
Product Exclusivity - United States
In the United States, biopharmaceutical products are protected by patents with varying terms depending on the type of patent and the filing date. A significant portion of a product’s patent life, however, is lost during the time it takes an innovative company to develop and obtain regulatory approval of a new drug. As compensation a least in part for the lost patent term due to regulatory review periods, the innovator may, depending on a number of factors, apply to the government to restore lost patent term by extending the expiration date of one patent up to a maximum term of five years, provided that the extension cannot cause the patent to be in effect for more than 14 years from the date of drug approval. A company seeking to market an innovative pharmaceutical in the U.S. must submit a complete set of safety and efficacy data to the FDA. If the innovative pharmaceutical is a chemical product, the company files an NDA. If the medicine is a biological product, a Biologic License Application (BLA) is filed. The type of application filed affects RDP exclusivity rights.
Small Molecule Products
A competitor seeking to launch a generic substitute of small molecule drug in the U.S. must file an ANDA with the FDA. In the ANDA, the generic manufacturer needs to demonstrate only “bioequivalence” between the generic substitute and the approved NDA drug. The ANDA relies upon the safety and efficacy data previously filed by the innovator in its NDA. An innovator company is required to list certain of its patents covering the medicine with the FDA in what is commonly known as the FDA’s Orange Book. The FDA cannot approve an ANDA until after the innovator’s listed patents expire unless there is a successful patent challenge. However, after the innovator has marketed its product for four years, a generic manufacturer may file an ANDA and allege that one or more of the patents listed in the Orange Book under an innovator’s NDA is either invalid or not infringed (a Paragraph IV certification). The innovator then must decide whether to file a patent infringement suit against the generic manufacturer. From time to time, ANDAs, including Paragraph IV certifications, could be filed with respect to certain of our products.
In addition to patent protection, certain innovative pharmaceutical products can receive periods of regulatory exclusivity. An NDA that is designated as an orphan drug can receive seven years of exclusivity for the orphan indication. During this time period, neither NDAs nor ANDAs for the same drug product can be approved for the same orphan use. A company may also earn six months of additional exclusivity for a drug where specific clinical studies are conducted at the written request of the

FDA to study the use of the medicine to treat pediatric patients, and submission to the FDA is made prior to the loss of basic exclusivity. Medicines approved under an NDA can also receive several types of RDP. An innovative chemical pharmaceutical product is entitled to five years of RDP in the U.S., during which the FDA cannot approve generic substitutes. If an innovator’s patent is challenged, as described above, a generic manufacturer may file its ANDA after the fourth year of the five-year RDP period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in an NDA, but is approved in a new formulation, but not for the drug itself, or for a new indication on the basis of new clinical studies, may receive three years of RDP for that formulation or indication.
Biologic products
The U.S. healthcare legislation enacted in 2010 created an approval pathway for biosimilar versions of innovative biological products that did not previously exist. Prior to that time, innovative biologics had essentially unlimited regulatory exclusivity. Under the new regulatory mechanism, the FDA can approve products that are similar to (but not generic copies of) innovative biologics on the basis of less extensive data than is required by a full BLA. After an innovator has marketed its product for four years, any manufacturer may file an application for approval of a “biosimilar” version of the innovator product. However, although an application for approval of a biosimilar version may be filed four years after approval of the innovator product, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. The law also provides a mechanism for innovators to enforce the patents that protect innovative biological products and for biosimilar applicants to challenge the patents. Such patent litigation may begin as early as four years after the innovative biological product is first approved by the FDA.
In the U.S., the increased likelihood of generic and biosimilar challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. Second, statutory and regulatory provisions in the U.S. limit the ability of an innovator company to prevent generic and biosimilar drugs from being approved and launched while patent litigation is ongoing. As a result of all of these developments, it is not possible to predict the length of market exclusivity for a particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity.
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
European Union
A typical route used by innovator companies to obtain marketing authorization of pharmaceutical products in the EU is through the “centralized procedure.” A company seeking to market an innovative pharmaceutical product through the centralized procedure must file a complete set of safety data and efficacy data as part of a MAA with the EMA. After the EMA evaluates the MAA, it provides a recommendation to the EC and the EC then approves or denies the MAA. It is also possible for new chemical products to obtain marketing authorization in the EU through a “mutual recognition procedure,” in which an application is made to a single member state, and if the member state approves the pharmaceutical product under a national procedure, then the applicant may submit that approval to the mutual recognition procedure of some or all other member states. After obtaining marketing authorization approval, a company must obtain pricing and reimbursement for the pharmaceutical product, which is typically subject to member state law. In certain EU countries, this process can take place simultaneously while the product is marketed but in other EU countries, this process must be completed before the company can market the new product. The pricing and reimbursement procedure can take months and sometimes years to complete. Throughout the EU, all products for which marketing authorizations have been filed after October/November 2005 are subject to an “8+2+1” regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a MAA for that product with the health authorities. If the MAA is approved, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible extension to 11 years is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments. For products that were filed prior to October/November 2005, there is a 10-year period of data protection under the centralized procedures and a period of either six or 10 years under the mutual recognition procedure (depending on the member state). In contrast to the U.S., patents in the EU are not listed with regulatory authorities. Generic versions of pharmaceutical products can be approved after data protection expires, regardless of whether the innovator holds patents covering its drug. Thus, it is possible that an innovator may be seeking to enforce its patents against a generic competitor that is already marketing its product. Also, the European patent system has an opposition procedure in which generic manufacturers may challenge the validity of patents covering innovator products within nine months of grant. In general, EU law treats chemically-synthesized drugs and biologically-derived drugs the same with respect to intellectual property and data protection. In addition to the relevant legislation and annexes related to biologic medicinal products, the EMA has issued guidelines that outline the additional information to be provided for biosimilar products, also known as generic biologics, in order to review an application for marketing approval.
Japan
In Japan, medicines of new chemical entities are generally afforded eight years of data exclusivity for approved indications and dosage. Patents on pharmaceutical products are enforceable. Generic copies can receive regulatory approval after data exclusivity and patent expirations. As in the U.S., patents in Japan may be extended to compensate for the patent term lost during the regulatory review process. In general, Japanese law treats chemically-synthesized and biologically-derived drugs the same with respect to intellectual property and market exclusivity.
Rest of the World
In countries outside of the U.S., the EU and Japan, there is a wide variety of legal systems with respect to intellectual property and market exclusivity of pharmaceuticals. Most other developed countries utilize systems similar to either the U.S. or the EU. Among developing countries, some have adopted patent laws and/or regulatory exclusivity laws, while others have not. Some developing countries have formally adopted laws in order to comply with World Trade Organization (WTO) commitments, but have not taken steps to implement these laws in a meaningful way. Enforcement of WTO actions is a long process between governments, and there is no assurance of the outcome.
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
The U.S. and foreign governments regularly consider reform measures that affect health care coverage and costs. For example, the U.S. and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("collectively, the ACA") contains provisions that may reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies' share of sales to federal health care programs. The Centers for Medicare and Medicaid Services ("CMS") may develop new payment and delivery models, such as bundled payment models. For example, the U.S. Department of Health and Human Services ("HHS") moved 41% of Medicare fee-for-service payments to alternative payment models ("APMs") tied to the quality or value of services by the end of 2018. HHS had set a goal of moving 50% of such Medicare payments into these alternative payment models by the end of 2018, but in 2019, it discontinued this performance goal and replaced it with a new developmental goal to increase the percentage of Medicare health care dollars tied to APMs incorporating downside risk, with a target of 40% for fiscal year 2021. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our products.
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
Further, there have been several recent Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. The previous U.S. presidential administration's budget for fiscal year 2020 contained further drug price control measures that could be enacted in other future legislation. Additionally, the previous administration released a "Blueprint" to lower drug prices and reduce out-of-pocket costs of drugs. HHS solicited feedback on some of these measures and, concurrently, implemented others under its existing authority. While a number of these and other proposed measures would require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
Environmental, Social, Governance, and Human Capital
Governance and Leadership
Our commitment to integrating sustainability across our organization begins with our Board of Directors. The Nominating and Governance Committee of the Board has oversight of strategy and risk management related to Environmental, Social and Governance (ESG).
At the management level, we have implemented a cross-functional Sustainability Working Group, which is set to meet on a regular basis and report to the Board of Directors periodically. We also created a new position, the role of Chief Talent & Sustainability Officer, to work closely with the working group and coordinate efforts related to the advancement of ESG capabilities across the organization.
Business Ethics
Biohaven is committed to creating an environment where we are able to excel in our business while maintaining the highest standards of conduct and ethics. Our Code of Business Conduct and Ethics (the “Code of Conduct”) reflects the business practices and principles of behavior that support this commitment, including our policies on bribery, corruption, conflicts of interest and our whistleblower program. We expect every director, officer, and employee to read, understand, and comply with the Code of Conduct and its application to the performance of his or her business responsibilities.
Environmental Commitment
We are committed to protecting the environment and attempt to mitigate any negative impact of our operations. We monitor resource use, improve efficiency, and at the same time reduce our emissions and waste.
We are systematically addressing the environmental impacts of the buildings we own as we make improvements, including adding energy control systems and other energy efficiency measures. Waste in our own operation is minimized by our commitment to reduce both single-use plastics and operating paper-free, primarily in a digital environment. We have safety protocols in place for handling biohazardous waste in our labs, and we use third-party vendors for biohazardous waste and chemical disposal.
Social Responsibility
Our access to medicine strategy is simple: maximize access for all patients everywhere. In 2020, we not only met, but exceeded, our aggressive launch year target of 80% commercial lives access to medicine. We were able to reach 89% access across the board for commercial patients, which is a target we expect to maintain throughout 2021. Our access within federally funded programs like Medicare, Medicaid, and VA/TRICARE also remains comprehensive. We have established drug donation programs for individuals who meet certain federal poverty standards.
For third-party vendor selection and oversight, we have standard operating procedures that apply to employees and subcontractors who on our behalf, oversee and conduct research regulated by the FDA. We retain ultimate authority and responsibility for the conduct of regulated research, manufacturing, and testing and we must ensure that contracted services are conducted in accordance with Good Practice Guidelines and all applicable regulations.
Human Capital Management
At Biohaven, we foster and encourage a workplace environment that holds possibilities for everyone, with a commitment to respect and acceptance without biases.
Development and continuous feedback are priorities for our organization, which comprises 825 employees as of December 31, 2020. We believe each individual person is critical to our success and we invest in our people by supporting continuous training programs and courses. We encourage each employee to engage with their manager in developmental discussions designed to focus on feedback rather than a rating.
An important part of our talent recruitment is our robust paid internship program for high school, college and graduate-level students. This program offers opportunities to students in the community and develops a roadmap for ‘entry-level’ candidates. We evaluate the success of our recruitment program through metrics such as time to hire, offer acceptance rate, turnover rate and business results. Our voluntary turnover rate in 2020 was 4.7%, significantly under the industry average. Our low turnover rate demonstrates our commitment to our teams, the culture we are creating and our ability to retain our talent.
We strive to provide an inclusive workplace to foster growth and innovation. Our Diversity, Equity and Inclusion (DEI) Plan “Roadmap to Belonging” includes training to build DEI capabilities for all commercial employees, cultural competence capability building for leaders, as well as traditional anti-harassment and anti-discrimination training for all. Pulse surveys and individual interviews for commercial employees are conducted to assess program effectiveness. Combined with an agile mindset, this feedback enables our leadership team to further enhance program offerings to address the diverse needs of our team. We have expanded our team with an inclusive mindset from the beginning.
When the COVID-19 pandemic hit in early 2020, we quickly established both an office-based and field-based response to protect our employees. We first and foremost encouraged all office-based employees to work from home and provided support for fully remote work. In our offices, we follow health and safety protocols by providing mandatory masks for anyone entering the building, foot-dispensing hand sanitizer stations, and disinfecting wipes at each workstation. We purchased high efficiency air filters to ensure air is not recirculated in the facilities. For our field-based teams we implemented virtual capabilities for meeting with healthcare providers, including the ability for physicians to verify, sign off, and receive Biohaven samples without putting our representatives at risk. We offer antibody testing and encourage employees to be tested for COVID-19 frequently.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). A copy of these reports is also available at the SEC's website (www.sec.gov).

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
SUMMARY
Risks Related to Our Financial Position and Need for Additional Capital
•We have a limited operating history, have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
•An inability to raise capital when needed or on terms favorable to us could force us to curtail our planned operations and growth strategy.
•We are subject to significant obligations, including those related to payments under the license agreements.
•Potential redemptions of our Series A Preferred Shares and Series B Preferred Shares would require significant amounts of cash.
•The interests of the holders of our Series A Preferred Shares and Series B Preferred Shares could differ from those of our common shareholders.
Risks Related to the Development of Our Product Candidates
•We depend entirely on the success of NURTEC ODT and a limited number of product candidates.
•Clinical trials are very expensive, time-consuming and difficult to design and implement and involve uncertain outcomes, the results of clinical trials may not be predictive of results of future trials, and any delays, suspensions or terminations of clinical trials could increase our expenses.
•Regulatory approval processes in the U.S. and foreign jurisdictions are lengthy, time-consuming and unpredictable.
•Our product candidates may fail to demonstrate safety and efficacy in clinical trials, or may cause serious adverse or unacceptable side effects. If any of our approved product candidates is discovered to be less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.
•We may become exposed to costly and damaging liability claims, which may not be covered by insurance.
Risks Related to Commercialization of Our Product Candidates
•We may lack the necessary expertise, personnel and resources to successfully commercialize any of our product candidates that may receive regulatory approval.
•We operate in a highly competitive and rapidly changing industry.
•Failure to obtain or maintain adequate coverage and reimbursement for our approved product candidates could limit our ability to market those products and decrease our ability to generate revenue.
•Even after we obtain regulatory approval for our product candidates, they remain subject to ongoing regulatory oversight.
•Our approved product candidates may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
•We may not be successful in commercializing our products candidates, including NURTEC ODT.
•Approval of generic versions of any of our approved products could adversely affect our sales.
Risks Related to Our Dependence on Third Parties
•If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.
•We rely on third parties to conduct our preclinical studies and clinical trials and to supply, manufacture and distribute clinical drug supplies for our product candidates and for NURTEC ODT.
•We may not be able to establish or maintain collaborations with third parties to develop or commercialize product candidates.

Risks Related to Regulatory Compliance
•Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
•Our business operations and relationships with investigators, health care professionals, consultants, third-party payors and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations.
•We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.
Risks Related to Our Intellectual Property
•We could lose market exclusivity earlier than expected.
•Litigation claiming infringement of intellectual property may adversely affect our business and future revenues.
•We are dependent on licensed intellectual property.
•Failure to obtain licenses from third parties on commercially reasonable terms could impact our business.
•Changes in intellectual property laws could impair our ability to protect our product candidates.
•We may not be able to obtain intellectual property rights in key markets in the world, which could negatively impact our business.
•Our inability to protect our confidential information and trade secrets would harm our business and competitive position.
Risks Related to Our Business Operations, Employee Matters and Managing Growth
•The COVID-19 pandemic could impact our business, results of operations and financial performance.
•Our future growth and ability to compete depend on, among other things, retaining key personnel and recruiting additional qualified personnel and on our ability to penetrate foreign markets.
•Laws and regulations governing our international operations may preclude us from developing, manufacturing and selling certain product candidates and products outside of the United States and require us to develop and implement costly compliance programs.
•We may encounter difficulties in managing our growth, which could disrupt our operations.
•Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
•Computer system failures or security breaches could materially impact our business and operations.
Risks Related to Ownership of Our Common Shares
•The trading price of our common shares has been, and may continue to be, volatile, and purchasers of our common shares could incur substantial losses.
•Concentration of ownership of our common shares could prevent new investors from influencing significant corporate decisions. Provisions in our memorandum and articles of association could make an acquisition of us more difficult, prevent attempts by our shareholders to replace or remove our current management and limit the market price of our common shares.
•Because we do not expect to pay dividends on our common shares in the foreseeable future, capital appreciation, if any, would be your sole source of gain.
•We will continue to incur increased costs as a result of operating as a public company, and our management and board of directors will be required to devote substantial time to new compliance initiatives and corporate governance practices.
•Holders of our common shares are subject to risks related to our organization under the laws of the BVI.
•Changes in tax law and effective tax rates and determinations by tax authorities may adversely affect our business and financial results. If we are a passive foreign investment company, there could be adverse U.S. federal income tax consequences to U.S. holders.

Risks Related to Our Financial Position and Need for Additional Capital
We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
We were incorporated in 2013, prior to our commercialization of NURTEC ODT in 2020, we had not obtained marketing approvals for any product candidates, manufactured products on a commercial scale, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.
We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We have transitioned from a company with solely a research and development focus to a company also capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.
We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
Since our inception, we have incurred significant operating losses. Our net loss was $768.6 million and $528.8 million for the year ended December 31, 2020 and for the year ended December 31, 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $1,739.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. It could be several years, if ever, before NURTEC ODT or other product candidates, if approved, generate significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•enter new sales territories, including international markets, related to sales of NURTEC ODT or future commercial products;
•initiate, continue, or complete planned or ongoing clinical trials of our current product candidates, including related support activities;
•continue to initiate and progress other supporting studies required for regulatory approval of our product candidates, including long-term safety studies, drug-drug interaction studies, preclinical toxicology and carcinogenicity studies;
•make required milestone and royalty payments under the license agreements by which we acquired some of the rights to our product candidates;
•make required royalty payments to RPI Finance Trust ("RPI"), under the funding agreement, entered into June 2018 between us and RPI ("2018 Funding Agreement") and to RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) under the funding agreement entered into August 2020 between us and 2019 RPI IFT ("2020 Funding Agreement")
•make required payments and perform obligations under the Financing Agreement between the Company, our affiliate Biohaven Pharmaceuticals, Inc. and Sixth Street Specialty Lending, Inc. entered into in August 2020, as amended on March 1, 2021, (“Sixth Street Financing Agreement”);
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
To become and remain profitable, we must develop and commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, developing commercial scale manufacturing processes, obtaining marketing approval of our product candidates, manufacturing, marketing and selling NURTEC ODT and any current and future product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We are only in the early stages of many of these activities and, in some cases, have not yet commenced certain of these activities.
We may never succeed in these activities and, even if we do, we may never generate sufficient revenue to achieve profitability. In addition, our obligation to pay RPI royalties on future sales of NURTEC ODT, zavegepant and certain derivative compounds thereof pursuant to the Funding Agreement would impact the profitability of these products.
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
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval for our product candidates and achieve product sales for our approved products, including NURTEC ODT. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our product candidates. Our expenses could increase beyond our current expectations if the FDA requires us to perform clinical trials and other studies in addition to those that we currently anticipate. For example, for our troriluzole clinical program, we are conducting an additional Phase 3 clinical trial in SCA incorporating feedback from the FDA in response to discussion that we had with the FDA regarding proposed modifications to the SARA scale, the primary endpoint in the trial. With regard to our BHV-5000 program, due to the small number of patients with CRPS and Rett syndrome, we believe that BHV-5000 will require only a single pivotal trial for each disorder. However, the FDA ordinarily requires two well-controlled clinical trials prior to marketing approval of a product candidate. If the FDA requires us to conduct additional clinical trials of troriluzole or BHV-5000, or any of our other product candidates, we would incur substantial additional, unanticipated expenses in order to obtain regulatory approval of those product candidates.
As of December 31, 2020, we had cash, cash equivalents and marketable securities of $355.3 million, excluding restricted cash of $2.1 million. We expect that our cash, cash equivalents and marketable securities as of December 31, 2020, and the funds available from the Sixth Street Financing Agreement, Series B Preferred Shares, and sales under the Equity Distribution Agreement in 2021 will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:
•the costs and timing of commercial activities, including drug manufacturing, marketing, sales and distribution, for NURTEC ODT and any of our other product candidates for which we receive marketing approval;
•the scope, progress, results and costs of our ongoing and planned preclinical studies and clinical trials for our product candidates;
•the timing and amount of milestone and royalty payments we are required to make under our license agreements, the 2018 Funding Agreement, 2020 Funding Agreement, the Sixth Street Financing Agreement and any required redemption payments for the Series A Preferred Shares or the Series B Preferred Shares;
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
We will require additional capital to complete our planned clinical development programs for our current product candidates to seek regulatory approval. We have incurred and expect to continue to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution of NURTEC ODT and any other product candidates that may be approved in the future. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates, if approved.
We are subject to significant obligations, including to potentially make significant payments under our funding agreements and financing agreement related to NURTEC ODT and zavegepant.
In June 2018, we entered into the 2018 Funding Agreement with RPI, which requires us to make revenue participation payments, subject to certain reductions, based on the future global net sales of pharmaceutical products containing the compounds rimegepant or zavegepant and certain derivative compounds thereof. The participation rate commences at 2.1 percent on global annual net sales of products up to and equal to $1.5 billion, declining to 1.5 percent on global annual net sales of products exceeding $1.5 billion.
In addition, under the 2018 RPI Funding Agreement, we are obligated to take certain steps to complete clinical trials and commercialize products containing the compounds rimegepant or zavegepant and certain derivative compounds thereof. These obligations could adversely impact or delay our ability to develop our other product candidates.
In August 2020, we entered into the 2020 Funding Agreement with RPI 2019 IFT which requires us to make participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant. Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales-based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing rimegepant, and success-based milestones payments ranging from 0.6x to 2.95x of the funded amount depending on the number of regulatory approvals achieved for zavegepant (including 1.9x for the first zavegepant migraine regulatory approval). If these payments become due under the terms of the 2020 RPI Funding Agreement, they will have a negative impact on our cash flows and on the future profitability of NURTEC ODT and zavegepant.
We plan to redeem our outstanding Series A Preferred Shares over the next few years and our Series B Preferred Shares in the future.
In April 2019, we closed the sale of 2,495 Series A Preferred Shares to RPI at a price of $50,100 per Series A Preferred Share, resulting in gross proceeds of $125.0 million before offering expenses. As described herein, we used $105.0 million of these proceeds to fund the purchase price of the PRV. The holders of our outstanding Series A Preferred Shares will have the right to require us to redeem their shares in certain circumstances. Following the FDA approval of NURTEC ODT in February 2020, we are required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments beginning March 31, 2021 through December 31, 2024.
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
In addition, in August 2020, we entered into the Series B preferred share agreement, pursuant to which RPI agreed to purchase up to 3,992 Series B Preferred Shares at a price of $50,100 per share for a total purchase price of $200.0 million payable in quarterly installments of approximately $17.6 million in 2021, $14.6 million in 2022, and $8.9 million in 2023 and 2024. In return, we will be required to redeem the Series B Preferred Shares in 24 quarterly installments of $14.8 million from 2025 to 2030.
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
Our obligation to redeem the Series A Preferred Shares and Series B Preferred Shares will require a substantial amount of cash, the expenditure of which will have a material adverse effect on our liquidity, capital resources and business prospects. The terms of our Series A Preferred Shares, Series B Preferred Shares or any new preferred shares we may issue could also have the effect of delaying, deterring or preventing a change in control.

Our Series A Preferred Shares and Series B Preferred Shares have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common shareholders, which could result in the interests of the holders of our Series A Preferred Shares and Series B Preferred Shares differing from those of our common shareholders.
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
Under the Sixth Street Financing Agreement, we have incurred a substantial amount of debt, which could adversely affect our business. In August 2020, we drew down the first tranche of $275.0 million. The facility includes draw term loans in an aggregate principal amount not exceeding $225.0 million available until August 31, 2021, currently available at our option.
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
The Sixth Street Financing Agreement requires us to make certain payments of principal and interest over time and contains several other restrictive covenants. Among other requirements of the Sixth Street Financing Agreement, we and our subsidiaries party to the Sixth Street Financing Agreement must maintain a minimum unrestricted cash balance of $50.0 million, which amount will increase to $80.0 million when we draw down on the delayed term loan, which requirement will be waived for any fiscal quarter in which we achieve at least $400.0 million in net sales for the prior four consecutive quarters. These and other terms in the Sixth Street Financing Agreement could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.
Our business may not generate cash flows from operations in the future that are sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as obtaining additional equity capital on terms that may be onerous or highly dilutive, selling assets, or restructuring debt. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Risks Related to the Development of Our Product Candidates
We depend entirely on the success of NURTEC ODT and a limited number of other product candidates, which are in clinical development. If we do not obtain regulatory approval for our product candidates or if we do not successfully commercialize NURTEC ODT or any of our other product candidates, if approved, we experience significant delays in doing so, we may never become profitable.
We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, the completion of the ongoing extension phase of the Phase 2/3 clinical trial and the completion of our Phase 3 clinical trial of troriluzole in SCA, completion of our Phase 2/3 clinical trials of troriluzole in OCD and Alzheimer’s disease and patient tolerability studies, completion of a fourth Phase 3 clinical trial of rimegepant for the preventive treatment of migraine; and completion of our planned Phase 3 trial for zavegepant. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that we will be able to submit additional NDAs for any of our current product candidates within the timeframes we expect, that any NDA we submit will be accepted by the FDA for filing in a timely manner or at all, or that any of our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:
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
If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.
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
•reports from preclinical or clinical testing of other similar therapies that raise safety or efficacy concerns;
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
Additionally, we regularly assess our portfolio based on emerging data from preclinical studies and clinical trials, and we may make changes to expand or discontinue programs based on these assessments. Expansion of the number or scope of clinical trials may result in additional expenses compared to our expectations.
The regulatory approval process of the FDA and comparable regulators in foreign jurisdictions is lengthy, time-consuming and unpredictable.
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
For example, in animal studies, at very high doses, rimegepant was observed to have a negative effect on the liver. We observed elevated liver enzymes in one patient that received very high doses of rimegepant in a drug-drug interaction study and in the completed Phase 2b trial of rimegepant conducted by BMS, one patient dosed with rimegepant experienced an asymptomatic and mild increase in certain hepatic enzymes, which are a type of liver enzyme measured in a LFT to detect damage and inflammation to the liver. In our Phase 3 clinical trials of rimegepant, we did not observe any instances of liver enzyme elevations that exceeded the level that is considered by the FDA to be a potentially meaningful indicator of severe drug-induced liver injury. However, we cannot guarantee that these safety and tolerability results will be replicated in our long-term safety study described below, and it is possible that rimegepant may be observed to cause unacceptable levels of adverse effects or serious adverse effects.
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
If any of our product candidates that receives marketing approval, such as NURTEC ODT, is discovered to be less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.
Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If any of our products that receives marketing approval, including NURTEC ODT, is discovered to be less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:
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
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. The current and future use of product candidates by us in clinical trials, and the sale of NURTEC ODT and any other approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies, or others selling such products. In addition, we have agreed to indemnify the licensors of the intellectual property related to our product candidates against certain intellectual property infringement claims. Any claims against us, or with respect to which we are obligated to provide indemnification, regardless of their merit, could be difficult and costly to defend or settle, and could compromise the market acceptance of our product candidates or any prospects for commercialization of our product candidates, if approved.
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

Risks Related to Commercialization of Our Product Candidates
We may lack the necessary expertise, personnel and resources to successfully commercialize any of our product candidates that may receive regulatory approval on our own or together with collaborators.
Until 2019, our operations were limited to organizing and staffing our company, business planning, raising capital, acquiring the rights to our product candidates and undertaking preclinical studies and clinical trials of our product candidates. Starting in 2019, we hired a sales force and started developing marketing and distribution capabilities in advance of the planned commercialization of NURTEC ODT in early 2020. The success of the commercialization of any of our product candidates that may be approved by the FDA in the future will depend on such capabilities.
Factors that may affect our ability to successfully commercialize our product candidates on our own include obtaining access to or persuading adequate numbers of physicians to prescribe our product candidates and other unforeseen costs associated with adapting our sales and marketing organization to those product candidates. Maintaining a sales and marketing organization will continue to require significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization for those product candidates in the United States, the European Union or other key global markets. If we are unable to build our own distribution and marketing capabilities for our product candidates or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.
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

With respect to our CGRP receptor antagonists, rimegepant and zavegepant, we face competition from other companies that market or are developing migraine treatments. These include compounds in the class of products known as triptans, the 5-HT1F receptor antagonist lasmiditan developed by Eli Lilly and Company, as well as other small molecule CGRP receptor antagonists such as ubrogepant and atogepant, developed by AbbVie. Lasmiditan and ubrogepant were approved by the FDA in October 2019 and December 2019 and sold under the names Reyvow and Ubrelvy, respectively. Atogepant has an anticipated PDUFA date in the third quarter of 2021. Our other CGRP product candidate, zavegepant, is in Phase 3 clinical trials. In addition, four biologic CGRP receptor binding mAbs entered the market, including Aimovig (Amgen/Novartis), Ajovy (Teva), Emgality (Lilly) and Vyepti (Lundbeck) for the preventive treatment of migraine in adults. As three of the four listed brands received marketing approval before our migraine product candidates, it could be more difficult for our products to achieve commercially successful market acceptance. The market opportunity for rimegepant for the acute treatment of migraine may decrease if the antibodies are successful in preventing migraine in patients. Wide adoption of Aimovig, Emgality, Ajovy and/or Vyepti may also cause clinicians to be more hesitant in prescribing an oral CGRP for acute treatment in a patient who is receiving a biologic CGRP for prevention. Finally, as acute treatment of migraine moves from a relatively generic market to a branded market, it is anticipated that payers will implement new or more stringent prior authorization procedures, such as step therapy in which a patient must try one or more less expensive drugs first, for patients to receive these newer and more expensive medications, thereby potentially slowing new product uptake and adoption.
With respect to troriluzole, which we are currently developing for the treatment of ataxias and other neurologic disorders, with SCA as our initial indication, there are currently no approved drug treatments for spinocerebellar ataxias in the United States. We are also developing troriluzole for the potential treatment of OCD and if we continue to pursue this indication, we would face substantial competition from companies that develop or sell products that treat OCD. With respect to BHV-5000, which we are developing for the treatment of neuropsychiatric conditions the market size and competition will depend on each indication. For example, indications such as CRPS and Rett syndrome have limited treatment options while other indications, such as depression, have multiple approved treatments.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors, is essential for most patients to be able to afford products such as NURTEC ODT and our other product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by third-party payors will have an effect on our ability to successfully commercialize NURTEC ODT and our other product candidates, if approved, and attract additional collaboration partners to invest in the development of our product candidates. Coverage under certain government programs, such as Medicare, Medicaid and Tricare, may not be available for certain of our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and adequate reimbursement in the United States, the European Union or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
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
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of NURTEC ODT and any of our other product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly on prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:
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
Even after we obtain regulatory approval for any of our product candidates, as we did with NURTEC ODT, they remain subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMP”) regulations and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
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
NURTEC ODT and any of our other product candidates that may in the future receive marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Physicians, patients, third-party payors or the medical community may not accept or use NURTEC ODT or any of our product candidates that may be approved in the future. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue or any profits from operations. The degree of market acceptance of our product candidates that are approved for commercial sale, including NURTEC ODT, will depend on a variety of factors, including:
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
Because we expect sales of NURTEC ODT and any of our other product candidates, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of such product candidates to find market acceptance would harm our business and could require us to seek additional financing.
In addition, the potential market opportunity for NURTEC ODT and our other product candidates is difficult to estimate precisely. Our estimates of the potential market opportunity are predicated on several key assumptions such as industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions may be inaccurate. If any of the assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of the potential market opportunity. If the actual market for our product candidates is smaller than we expect, or if the products fail to achieve an adequate level of acceptance by physicians, health care payors and patients, our revenue from product sales may be limited and we may be unable to achieve or maintain profitability.

We have only recently built out our marketing, sales or distribution infrastructure. If our efforts in developing sales, marketing and distribution capabilities are unsuccessful, or if we fail to achieve adequate pricing or reimbursement we will not be successful in commercializing our products candidates, including NURTEC ODT.
We have expanded our marketing, sales and distribution capabilities in advance of the NURTEC ODT launch. This expansion greatly increased our expenses and was very time-consuming for management. We currently market, sell and distribute NURTEC ODT through our own sales and marketing organization. Our current sales force may not be sufficient in size and may not have adequate expertise in the medical markets that we intend to target. Any deficiency in our sales, marketing and distribution capabilities or delay in the future development of such capabilities would adversely impact the commercialization of our products.
To the extent that in the future we enter into any collaboration agreements with respect to marketing, sales or distribution for NURTEC ODT and our other product candidates our product revenue may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third-party collaborators, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
We could lose market exclusivity of a product earlier than expected.
In the biopharmaceutical industries, a significant amount of an innovative product’s commercial value is realized during its market exclusivity period. In the U.S. and in some other countries, when market exclusivity expires and generic versions are approved and marketed or when biosimilars are introduced (even if only for a competing product), there are usually very substantial and rapid declines in a product’s revenues. Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. The scope of our patent rights, if any, varies from country to country and may also be dependent on the availability of meaningful legal remedies in a country. The failure to obtain or maintain patent and other intellectual property rights, or limitations on the use or loss of such rights, could be material to us. In some countries, basic patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents and/or we (or our licensors) did not file in those countries. In addition, the patent environment can be unpredictable and the validity and enforceability of patents cannot be predicted with certainty. In addition, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. Absent relevant patent protection for a product, once the data exclusivity period expires, generic or alternative versions can be approved and marketed.
The FDA may not approve an Abbreviated New Drug Application ("ANDA") for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity in the U.S. for a new drug containing a new chemical element ("NCE"). NURTEC ODT has been granted NCE status in the U.S. In addition, U.S. Patent Nos. 8,314,117 and 8,759,371 have been listed in the FDA’s Orange Book. However, generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition for NURTEC ODT. Patents covering our key products, including NURTEC ODT are likely to be subject to validity and enforceability challenges in patent litigations and post-grant review patent office proceedings. In some cases, manufacturers may seek regulatory approval by submitting their own clinical study data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this 2020 Form 10-K or that we assume when we provide our financial guidance.
Litigation claiming infringement of intellectual property may adversely affect our business and future revenues.
We may become involved in patent litigation, including with NURTEC ODT, such as claims that our patents are invalid, unenforceable and/or do not cover the product of the generic drug manufacturer or where third parties seeks damages and/or injunctive relief to compensate for alleged infringement of their patents by our commercial or other activities. Resolving an intellectual property infringement claim can be costly and time consuming and may require us to enter into license agreements, which may not be available on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale, or use of the affected product or products. Any of these events could have a material adverse effect on our profitability and financial condition.

Risks Related to Our Dependence on Third Parties
If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.
We are party to several license agreements under which we in-license patent rights and other intellectual property related to our business, including a license agreement with BMS, under which we were granted an exclusive license relating to rimegepant and zavegepant, a license agreement with ALS Biopharma and FCCDC, pursuant to which we were assigned intellectual property rights relating to troriluzole, a license agreement with Catalent, pursuant to which we were granted an exclusive license to use their Zydis technology in the development of BHV-0223 and rimegepant, license agreements with AstraZeneca, pursuant to which we were granted exclusive licenses relating to BHV-5000 and verdiperstat.
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
If our relationship with these CROs terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus and could delay development and commercialization of our product candidates. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business and financial condition.
We currently rely on third parties for the production of our commercial supply related to NURTEC ODT and clinical supply of our product candidates and we intend to continue to rely on third parties for our commercial and clinical supply.
We currently rely on and expect to continue to rely on third parties for the manufacturing and supply of chemical compounds for our commercial supply and for the clinical trials of our product candidates. Reliance on third-party suppliers may expose us to different risks than if we were to manufacture product candidates ourselves. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other regulatory authorities pursuant to inspections that will be conducted after we submit our NDA or comparable foreign marketing application to the FDA or other foreign regulatory agency.
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
Furthermore, third-party providers may breach agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreements because of their own financial difficulties or business priorities, potentially at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be impacted.
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
We rely completely on, and expect in the future to continue to rely on, third-party contractors, including certain sole-source suppliers and manufacturers, to supply, manufacture and distribute clinical drug supplies for our product candidates and NURTEC ODT and any product candidates that may be approved in the future.
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
We do not have direct control over the ability of our contract suppliers and manufacturers to maintain adequate capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. Although we are ultimately responsible for ensuring compliance with regulatory requirements such as cGMPs, we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMPs for production of both APIs and finished products. Facilities used by our contract suppliers and manufacturers to produce the APIs and other substances and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. Our contract suppliers and manufacturers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information. If the safety of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize or obtain regulatory approval for the affected product or product candidate, and we may be held liable for injuries sustained as a result. Any of these factors could cause a delay or termination of preclinical studies, clinical trials or regulatory submissions or approvals of our product candidates and could entail higher costs or result in our being unable to effectively commercialize our approved products on a timely basis, or at all. For example, in July 2019 we received a CRL from the FDA relating to our BHV-0223 application relating to an FDA concern regarding the use of an API manufactured by Apotex and used in the drug product supplement for the BHV-0223 bioequivalence study in 2017.
We also rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. For example, Catalent is the sole-source supplier for the drug products for Zydis formulation of BHV-0223, and NURTEC ODT. We may also have sole-source suppliers for one or more of our other product candidates. In the event an existing supplier fails to supply product on a timely basis or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or if we or our manufacturers are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we likely would incur added costs and delays in identifying or qualifying replacement manufacturers and materials and there can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely. Any interruption in the supply of an API or other substance or material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.
We may in the future enter into collaborations with third parties to develop or commercialize our product candidates. If these collaborations are not successful, our business could be harmed.
We may potentially enter into collaborations with third parties in the future. Collaboration arrangements are unique in nature and both parties are active participants in the operating activities and are exposed to significant risks and rewards depending on the commercial success of the activities. Performance obligations inherent in these arrangements may include the transfer of certain development or commercialization rights, ongoing development and commercialization services and product supply obligations.
Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, including, for example, that the collaborators may not: adequately perform their obligations under the collaboration agreement; devote sufficient resources to the collaboration to ensure success; or agree with us on the strategy or tactical aspects of the collaboration.
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
In the United States, the European Union, and other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to healthcare systems that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in 2010, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include:
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
Further, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although some of these and other proposals will require authorization through additional legislation to become effective, members of Congress have stated that they will continue to seek new legislative and administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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
Our business operations and relationships with investigators, health care professionals, consultants, third-party payors and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
Our operations relating to our approved products, such as NURTEC ODT, may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and Physician Payments Sunshine Act and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things our current business operations, including our clinical research activities proposed sales and marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The U.S. laws that may affect our ability to operate include:
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
•analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers;
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
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource- consuming and can divert a company’s attention from its business.
Ensuring that our internal operations and current and future business arrangements with third parties comply with applicable healthcare laws and regulations involved and involves substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

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
We cannot assure you that any future application for orphan drug designation with respect to any other product candidate will be granted. If we are unable to obtain orphan drug designation with respect to our product candidates in the United States, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even when we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a later drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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
The patent prosecution process is expensive and time-consuming, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries. If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current and future product candidates, it could inhibit our ability to commercialize, products. Any such outcome could have a negative effect on our business.
The patent position of biopharmaceutical companies generally is highly uncertain and involves complex legal and factual questions.
Even if patents are granted and even if such patents cover our current or future product candidates, third parties may challenge their validity, enforceability or scope. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. Any of these outcomes could impair our ability to prevent competition from third parties. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the statutory expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Certain of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union, Japan and other countries. However, we may ineligible or fail to obtain such extensions. As a result, our revenue from applicable products could be reduced.
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
In addition, the degree of future protection afforded by our intellectual property rights may be limited. The following examples are illustrative or what others may achieve:
•others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology, such as compounds or formulations that are similar to our product candidates, but that are not covered by the claims of the patents that we own or control;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights; or
• our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.
We may not identify relevant third-party patents which might adversely affect our ability to develop, manufacture or commercialize our product candidates.
We cannot guarantee that we or our licensors have identified all patents and patent applications, that are relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications relevant to our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.
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
Some intellectual property which we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.
Some of the intellectual property rights we have licensed or acquired, including rights licensed to us by Rutgers, the State University of New Jersey, and rights assigned to us by ALS Biopharma may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (“Bayh-Dole Act”). These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Our U.S. Patent Nos. 10,485,791 and 10,905,681, which relate to troriluzole, are subject to the provisions of the Bayh-Dole Act. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects.

Litigation involving intellectual property may adversely affect our future revenues.
We may become involved in patent litigation, including with NURTEC ODT, such as claims that our patents are invalid, unenforceable and/or do not cover the product of the generic drug manufacturer or where third parties seek damages and/or injunctive relief to compensate for alleged infringement of their patents by our commercial or other activities. Resolving an intellectual property infringement claim can be costly and time consuming and may require us to enter into license agreements, which may not be available on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale, or use of the affected product or products. Any of these events could have a material adverse effect on our profitability and financial condition.
In the U.S., the increased likelihood of generic and biosimilar challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. Second, statutory and regulatory provisions in the U.S. limit the ability of an innovator company to prevent generic and biosimilar drugs from being approved and launched while patent litigation is ongoing.
We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference or derivation proceedings, post grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. Similarly, we or our licensors or collaborators may initiate such proceedings or litigation against third parties, including to challenge the validity or scope of intellectual property rights controlled by third parties. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.
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

Risks Related to Our Business Operations, Employee Matters and Managing Growth
The COVID-19 pandemic could have a material adverse effect on our business, results of operations and financial performance, including our commercial launch of NURTEC ODT, and operations and sales in general.
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
The COVID-19 pandemic may impair our commercialization of NURTEC ODT. The spread of COVID-19 may reduce access to NURTEC ODT. In response to regional quarantines, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in less prescriptions of NURTEC ODT than projected, thereby adversely affecting our revenues. In addition, in connection with the recent FDA approval of NURTEC ODT, we have been making presentations to physicians regarding the efficacy of NURTEC ODT but as a result of the COVID-19 pandemic, we may need to conduct some or all of these key meetings with medical professionals solely by virtual means instead of in-person, which could reduce the number of medical professionals we are able to present to, and we cannot guarantee that any such virtual meetings will be as successful as in-person meetings. Moreover, restrictions on travel and transport may result in disruptions in NURTEC ODT distribution. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.
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
The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak impacts our business, including our commercial results and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, the widespread distribution, acceptance and effectiveness of vaccines against COVID-19, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
In addition, to the extent the COVID-19 pandemic may adversely affect our business, financial condition or results of operations, it may also heighten other risks described in this section.
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
The competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement business strategy, which could harm our business.
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
As we expand our operations outside of the United States, we are dedicating additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate, as well as with the Foreign Corrupt Practices Act (“FCPA”), compliance with which is expensive and difficult, particularly in countries in which corruption is a recognized problem. As a result, these laws may preclude us from developing, manufacturing or selling certain product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.
We have substantially increased our number of employees over the past few years and we expect to continue to expand our sales, marketing, distribution, development and regulatory capabilities as our portfolio evolves, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of December 31, 2020, most of our employees were employed directly by our U.S. subsidiary, Biohaven Pharmaceuticals, Inc. Our number of employees increased substantially in 2019 and early 2020 to prepare for the commercialization of NURTEC ODT. This expansion of our operations has resulted in a significant increase in our commercial organization, which may divert our management and business development resources from our clinical development group. To manage our recent growth and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
•failure to successfully develop any of our product candidates;
•failure to successfully commercialize NURTEC ODT or any of our other product candidates that may be approved in the future;
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
•changes in financial estimates by us or by any securities analysts who cover our shares;
•announcements by therapeutic drug product providers related to pricing of therapeutics;
•announcements of significant licenses, acquisitions, strategic partnerships or joint ventures by us or our competitors;
•publication of research reports or comments by securities or industry analysts;
•failure to attract or retain key personnel;
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
The holders of our common shares may have fewer protections as shareholders of our company, as the rights of shareholders under BVI law differ from those under U.S. law.
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
As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. Although we believe our estimates are reasonable at the time made, the final taxes we owe may differ from the amounts recorded in our financial statements (and such differences may be material). If the IRS, or other taxing authority, disagrees with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in interpretations of tax laws, including pending tax law, changes in our tax filings due to examinations and audits, changes in the value of our uncertain tax positions and changes in our future levels of research and development spending.
We have designed, and from time to time we modify, our corporate structure, the manner in which we develop and use our intellectual property, and our intercompany transactions between our affiliates in a way that is intended to enhance our operational and financial efficiency and increase our overall profitability. The application of the tax laws and regulations of various countries in which we operate and to our global operations is subject to interpretation. We also must operate our business in a manner consistent with our corporate structure to realize such efficiencies. The tax authorities of the countries in which we operate may challenge our methodologies for valuing developed technology or for transfer pricing or other operations. If tax authorities determine that the manner in which we operate results in our business not achieving the intended tax consequences, our effective tax rate could increase (and such increase may be material) and harm our financial position and results of operations. In addition, certain governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities. The Organization for Economic Co-operation and Development and other government bodies have focused on issues related to the taxation of multinational corporations, including, in the area of “base erosion and profit shifting,” where payments are made from affiliates in jurisdictions with high tax rates to affiliates in jurisdictions with lower tax rates. It is possible that these reform measures could increase our effective tax rate (and such increase may be material) and harm our financial position and results of operations over the next several years.
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
Although we do not believe we were a PFIC for our taxable year ended December 31, 2020 and do not currently expect to be a PFIC for our taxable year ending December 31, 2021 or future taxable years, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies which in some circumstances are unclear and subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which, in our current and future taxable years, we may not be able to fully control, for example, with respect to income attributed to us from entities owned 25% or more by us. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our U.S. headquarters are located in New Haven, Connecticut, where, as of December 31, 2020, we occupied approximately 10,000 square feet of office space, used for executive and corporate office functions. We purchased the property in December 2018.
In August 2019, the Company entered into a lease agreement in Yardley, Pennsylvania for approximately 21,000 square feet of office space to support expansion of the Company's commercial operations in anticipation of the rimegepant commercial launch. The lease commenced on March 1, 2020, and has a term of 88 months, with the ability to extend to 148 months. The lessor provided the Company a temporary space to occupy while leasehold improvements were completed prior to commencement in the first quarter of 2020.

In November 2020, the Company's Irish subsidiary entered into a license agreement in Dublin, Ireland for approximately 1,000 square feet of office space to support its operations. Upon execution of the agreement, the licensor agreed to provide the Company a temporary space to occupy at no additional cost until building improvements are complete. The license commencement date is expected to be in January 2021. Once the license commences, the license term is 36 months, with an automatic renewal option equal to the current term of the license but no less than 3 months until the license is terminated by Biohaven or the licensor.
In January 2021, in connection with the Company's acquisition of the remaining interest in Kleo Pharmaceuticals, Inc. ("Kleo") that it did not previously own, the Company acquired the lease on approximately 10,000 square feet of the recently established Kleo chemistry and discovery facilities at Science Park in New Haven, Connecticut. The lease has a remaining term of 24 months, with an option to extend.
We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we expand our international commercial footprint, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion.
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
$600
$500
$400
$300
$200
$100
$—
May 2017
Dec 2017
Dec 2018
Dec 2019
Dec 2020
Biohaven Pharmaceutical Holding Company Ltd.
S&P 500
S&P Biotechnology

_______________________________________________________________________________
* $100 invested on May 4, 2017 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Shareholders
As of February 25, 2021, there were 99 shareholders of record of our common shares. The actual number of holders of our common shares is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
In November 2020, we entered into a global collaboration and license agreement (the "Heptares Agreement") with Heptares Therapeutics Limited ("Heptares”), a subsidiary of Sosei Group Corporation. As consideration under the Heptares Agreement, we paid Heptares $5.0 million in cash and also issued 54,617 of our common shares, valued at $4.9 million, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), to Heptares in December 2020. Heptares is also eligible to receive additional development, regulatory and commercialization milestone payments of up to $370.0 million as well as tiered royalties on net sales of products resulting from the collaboration. Heptares represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act, and the foregoing shares were issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act. See Note 17 to our consolidated financial statements appearing elsewhere in this report for additional details on this transaction.
In December 2020, we entered into a Series A-2 Preferred Stock Purchase Agreement (the "Series A-2 Preferred Stock Purchase Agreement") with Artizan Biosciences Inc (“Artizan”). As consideration under the Series A-2 Preferred Stock Purchase Agreement, we issued 61,494 of our common shares, valued at $6.0 million, that were not registered under the Securities Act to Artizan in January 2021. Artizan represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act, and the foregoing shares were issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act. See Note 17 to our consolidated financial statements appearing elsewhere in this report for additional details on this transaction.

In January 2021, we entered into a worldwide, exclusive license agreement for the development and commercialization of a novel Molecular Degrader of Extracellular Protein (MoDEs) platform (the "Yale MoDE Agreement") with Yale University (“Yale”). As partial consideration under the Yale MoDE Agreement, we issued 11,668 of our common shares, valued at $1.0 million, that were not registered under the Securities Act to Yale in January 2021. Yale represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act, and the foregoing shares were issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act. See Note 23 to our consolidated financial statements appearing elsewhere in this report for additional details on this transaction.

In January 2021, we entered into a consulting services agreement to further the scientific and commercial advancement of technology, drug discovery platforms, product candidates and related intellectual property owned or controlled by the Company (the "Moda Agreement") with Moda Pharmaceuticals LLC (“Moda”). As partial consideration under the Moda Agreement, we issued 37,836 of our common shares, valued at $3.2 million, to Moda that were not registered under the Securities Act to Moda in January 2021. Moda represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act, and the foregoing shares were issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act. See Note 23 to our consolidated financial statements appearing elsewhere in this report for additional details on this transaction.

In January 2021, we entered into an Agreement and Plan of Merger (the “Kleo Agreement”) with Biohaven Therapeutics Ltd., Kleo Acquisition, Inc., Kleo Pharmaceuticals, Inc. (“Kleo”) and Shareholder Representative Services LLC. As consideration under the Kleo Agreement, we expect to issue a maximum of 116,007 of our common shares, valued at approximately $10.0 million, that were not registered under the Securities Act to stockholders of Kleo of which 114,577 common shares were issued at various dates in January and February 2021. Each such stockholder of Kleo represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act, and the foregoing shares were issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act. See Note 23 to our consolidated financial statements appearing elsewhere in this report for additional details on this transaction.
Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this report.
Use of Proceeds from Registered Securities
Not applicable.
Item 6.    Selected Consolidated Financial Data
Not applicable.

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
Our late-stage programs include the following:

Product	Platform	Indication	Development Stage
NURTEC ODT	CGRP	Acute treatment of migraine	•Approved by the FDA on February 27, 2020 and commercialization began in March 2020. •Phase 3 trial for China and Korea ongoing.
NURTEC ODT	CGRP	Prevention of migraine	Positive results for Phase 3 trial for prevention reported in the first quarter of 2020. FDA accepted supplemental new drug application ("sNDA") with PDUFA goal date set for the second quarter of 2021.
Rimegepant	CGRP	Pediatric acute treatment of migraine	Phase 3 trial ongoing.
Zavegepant	CGRP	Acute treatment of migraine	Intranasal Phase 3 trial ongoing.
Zavegepant	CGRP	Prevention of migraine	Oral Phase 3 trial planned to begin in the first quarter of 2021.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in spinocerebellar ataxia ("SCA") complete and multi-year extension trial ongoing. Phase 3 trial completed enrollment and ongoing.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Two Phase 3 trials ongoing.
Verdiperstat	MPO	Multiple System Atrophy ("MSA")	Phase 3 trial completed enrollment and ongoing. Results expected in fourth quarter of 2021.
Verdiperstat	MPO	Amyotrophic Lateral Sclerosis ("ALS")	Phase 3 HEALEY ALS Platform Trial ongoing. Results expected in fourth quarter of 2021.

CGRP Platform
In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and zavegepant (previously known as BHV-3500 and vazegepant), through a license agreement, as amended, with Bristol-Myers Squibb Company (“BMS”).
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
The Company remains focused on investing in the long-term success of the launch by driving trial, and ultimately market share, in this rapidly growing oral CGRP market and is continuing to observe a positive return on investment with increasing physician advocacy and attracting a greater pool of patients. We believe that the rapid adoption of NURTEC ODT is evidence of significant unmet need among people with migraine and an associated large acute therapy market opportunity. It is important to note that the injectable anti-CGRP prevention market has not been negatively impacted by the oral anti-CGRP (or gepant) class growth, which signifies two distinct and sizable migraine market segments. The Company continues to expand commercial payer coverage, with NURTEC ODT now covered by insurance providers reflecting 89% of commercial lives.
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
Study 305
In November 2018, we initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75 mg to evaluate its efficacy and safety as a preventive therapy for migraine (“BHV3000-305” or “Study 305”). In March 2020 Biohaven announced positive topline results from this study. Rimegepant 75 mg, dosed every other day, demonstrated statistically significant superiority, compared to placebo, on the primary endpoint of reduction in the mean number of migraine days per month in both episodic and chronic migraine patients. The safety profile seen in the 370 patients who received rimegepant 75 mg every other day was consistent with prior clinical trial experience. With this trial, rimegepant has become the only CGRP targeted therapy to demonstrate efficacy in both the acute and preventive treatment of migraine. A sNDA for rimegepant for prevention of migraine was filed with the FDA and accepted for review in the fourth quarter of 2020 with a PDUFA goal date set for the second quarter of 2021.
Pediatric Study Plan
In June 2019, the FDA agreed to our Pediatric Study Plan for the acute treatment of migraine. The pediatric program was initiated in the fourth quarter of 2020.
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
Plaque Psoriasis
In the fourth quarter of 2020, we announced a collaboration with Weill Cornell Medicine's Dr. Richard Granstein, Chairman of Dermotology, to initiate an investigator-led clinical trial, which will explore whether treatment with one of Biohaven's CGRP-receptor antagonists will reduce the severity of disease and percentage of area affected as measured by patients' Psoriasis Activity Severity Index (PASI) score after 16 weeks of treatment as compared to placebo. In addition, the study will assess the potential impact on itch and patient quality-of-life measures. Psoriasis is a chronic and painful autoimmune disease characterized by red patches of dry, cracked skin that may bleed, itch, and burn that affects 7- 8 million people in the U.S.
International Health Authority Interactions
Scientific advice for rimegepant for acute and preventive migraine treatment was received from the Committee for Medicinal Products for Human Use, a committee of the European Medicines Agency, in June and December 2018, respectively. Based on this feedback, we believe we have several potential pathways to approval, which we are pursuing. In the first quarter of 2021, we submitted the Marketing Authorization Application ("MAA") for rimegepant dual activity, inclusive of acute and prevention of migraine. The submission has been validated by the European Medicines Agency and the European Commission procedure has been initiated. If approved, Vydura will be the commercial name for Rimegepant in the EU. Filings in Israel and the Middle East began in 2020 and will continue in 2021 with approvals following. In the second quarter of 2020, we entered into agreements with Genpharm Services and Medison Pharma to distribute NURTEC ODT in the Middle East & Gulf Countries and Israel, respectively. With respect to Japan, we are engaging the Pharmaceuticals and Medical Devices Agency ("PMDA") on a path forward, and initiation of Phase 2/3 bridging studies are anticipated to begin in the fourth quarter of 2021.
In January 2019, we and our subsidiary, BioShin (Shanghai) Consulting Services Company Ltd. (“BioShin Shanghai”), a Shanghai based limited liability company, jointly announced that the National Medical Products Administration (“NMPA,” formerly, the China FDA) had accepted the investigational new drug (“IND”) application for rimegepant for the treatment of migraine. As previously announced, BioShin Shanghai was established to develop and potentially commercialize our late-stage migraine and neurology portfolio in China and other Asia-Pacific markets. Following the results of Study 303, we submitted a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. The IND application for the Zydis ODT formulation of rimegepant was accepted by the NMPA in the fourth quarter of 2019. In September 2020, BioShin Limited ("BioShin"), our subsidiary and the parent organization of BioShin Shanghai, raised $60.0 million in series A funding which is being used to build out BioShin in China and advance the Biohaven clinical portfolio in the Asia-Pacific region. In November 2020, BioShin initiated a double-blind, randomized Phase 3 clinical trial evaluating the safety and efficacy of NURTEC ODT (rimegepant) in the acute treatment of migraine in China and Korea.
Zavegepant
BHV-3500, formerly "vazegepant", is now referred to as "zavegepant" (za ve’ je pant).  The World Health Organization (WHO) International Nonproprietary Names (INN) Expert Committee revised the name to "zavegepant" which was accepted by the United States Adopted Names Council for use in the U.S. and is pending formal adoption by the INN for international use.
Administration of intranasal zavegepant in a Phase 1 clinical trial was initiated in October 2018 and has achieved targeted therapeutic exposures. We advanced zavegepant into a Phase 2/3 trial to evaluate its efficacy for the acute treatment of migraine in the first quarter of 2019. We believe that intranasal zavegepant may provide an ultra-rapid onset of action that could be used in a complimentary fashion with other migraine treatments when the speed of onset is critical to a patient. In December 2019, we announced positive topline results from the Phase 2/3 trial. Zavegepant 10 and 20 mg was statistically superior to placebo on the co-primary endpoints of pain freedom and freedom from the MBS at two hours using a single dose. In January 2021, we announced the initiation of the Phase 3 clinical trial.
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
In September 2020, the Company announced that the FDA authorized the initiation of clinical trials for oral zavegepant and that the Company has achieved first in human dosing in a Phase 1 trial designed to assess the safety and pharmacokinetics of oral formulations of zavegepant. In addition, our Phase 3 clinical program to assess the efficacy of oral zavegepant in the preventive treatment of migraine is expected to begin enrollment in the first quarter of 2021.

Glutamate Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is in multiple Phase 3 trials. Other product candidates include sublingual riluzole (BHV-0223) and BHV-5500 which is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
Troriluzole
Ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been spinocerebellar ataxia ("SCA"). We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. A Phase 3 trial began enrollment in March 2019 to evaluate the efficacy of troriluzole in SCA. We believe that the non-statistically significant clinical observations from our first Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into a Phase 3 trial that could provide the data needed to serve as the basis for an NDA. We completed enrollment in the Phase 3 trial of troriluzole in SCA in the first quarter of 2021. Results are expected in the fourth quarter of 2021 or early 2022.
Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. Enrollment in this study was completed in the first quarter of 2020. The Phase 2/3 study results were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed consistent numerical improvement over placebo on the Yale-Brown Obsessive Compulsive Scale (Y-BOCS) at all study timepoints (weeks 4 to 12) but did not meet the primary outcome measure at week 12 (p = 0.22 at week 12) but was significant at week 8 (p < 0.05). Troriluzole was well tolerated with a safety profile consistent with past clinical trial experience. Given the strong signal in the Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in the Phase 3 program.
In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease was advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In the fourth quarter of 2019, we completed enrollment in the study and announced that the study passed the interim futility analysis. In order to pass the interim futility analysis, troriluzole had to demonstrate numerically greater benefit over placebo on at least one of the two pre-specified criteria at 26 weeks: either (i) cognitive function as measured by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-cog”) or (ii) hippocampal volume as assessed by magnetic resonance imaging. In January 2021, topline data from the trial revealed that troriluzole did not statistically differentiate from placebo at 48 weeks on the study's prespecified co-primary endpoints on the Alzheimer's Disease Assessment Scale-Cognitive Subscale and the Clinical Dementia Rating Scale Sumo of Boxes in study participants with mild-to-moderate AD. Troriluzole also did not differentiate from placebo on the key secondary measure of hippocampal volume assessed by magnetic resonance imaging (MRI) in the overall population. A subgroup analysis consisting only of mild AD patients did, however, reveal that troriluzole exhibited a nonsignificant numerical difference of a potential benefit at week 48 on both the ADAS-cog and hippocampal volumetric MRI. Although the numerical effects on the ADAS-cog and hippocampal MRI measured in mild AD patients suggests a potential biologic effect of troriluzole in patients with early stage disease, additional analyses and biomarker data will be informative and help determine whether any further study in early AD is warranted. Full study results, including additional secondary and exploratory outcomes, biomarker, and subgroup analyses, are expected in the coming months and will be presented at an upcoming scientific meeting. With regard to safety and tolerability, treatment with troriluzole at a dose of 280 mg once daily was relatively well tolerated and demonstrated a safety profile consistent with previous studies of troriluzole. Biohaven is planning to amend the ongoing long-term extension study of troriluzole in AD for mild AD patients to be able to continue treatment in order to gather additional clinical and biomarker data.
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
International Development
In the third quarter of 2020, BioShin raised $60.0 million in series A funding which will be used to build out BioShin Limited in China and advance our clinical portfolio in the Asia-Pacific region, including initiating sites in China to participate in the global registrational trial of troriluzole in SCA. BioShin began recruiting for the trial in China in the fourth quarter of 2020.

BHV-5000 and BHV-5500
We are developing BHV-5500, a low-trapping NMDA receptor antagonist, for the treatment of neuropsychiatric diseases. One potential target indication includes Complex Regional Pain Syndrome (“CRPS”). CRPS is a rare, chronic pain condition typically affecting limbs and triggered by traumatic injury. Accompanying symptoms also include chronic inflammation and reduced mobility in the affected areas. Other disorders of interest include post-herpetic neuralgia and diabetic peripheral neuralgia. We acquired worldwide rights to BHV-5000 and BHV-5500 under an exclusive license agreement with AstraZeneca AB in October 2016. We selected a lead formulation at the end of 2017 and completed single dosing in a Phase 1 clinical trial of BHV-5000 in January 2018 to evaluate its pharmacokinetic properties. Results from nonclinical studies limiting clinical dose of BHV-5000 have led us to focus on BHV-5500 (lanicemine). Current work is focused on formulation development.
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
Another potential target indication is ALS. In September 2019, we announced that verdiperstat was selected to be studied in the Phase 3 HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital in collaboration with the Northeast ALS Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. The Phase 3 HEALEY ALS Platform Trial of verdiperstat began enrollment in July 2020 and is ongoing. Results are expected in the fourth quarter of 2021.
Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. Seven clinical studies have been completed by AstraZeneca, including four Phase 1 studies in healthy subjects, two Phase 2a studies in subjects with Parkinson’s disease, and one Phase 2b study in subjects with MSA. We have entered into an exclusive license agreement with AstraZeneca for the product candidate.
Preclinical
Option and License Agreement with the University of Connecticut
In October 2018, we entered into an exclusive, worldwide option and license agreement (the "UConn Agreement") with the University of Connecticut ("UConn") for the development and commercialization rights to UC1MT, a therapeutic antibody targeting extracellular MT. Under this agreement, we have the option to acquire an exclusive, worldwide license to UC1MT and its underlying patents to develop and commercialize throughout the world in all human indications. If we choose to exercise the option, we would be obligated to pay UConn milestone payments upon the achievement of specified regulatory and commercial milestones, and royalties of a low single-digit percentage of net sales of licensed products.
Fox Chase Chemical Diversity Center, Inc.
In May 2019, we entered into an agreement with Fox Chase Chemical Diversity Center Inc. (“FCCDC”) for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides us with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by us (See Note 17).
Sosei Heptares
In November 2020, we entered into a global collaboration and license agreement with Sosei Heptares, an international biopharmaceutical group focused on the discovery and early development of new medicines originating from their proprietary GPCR-targeted StaR technology and structure-based drug design platform capabilities. Under the agreement, Sosei Heptares will be eligible to receive development, regulatory and commercialization milestone payments, as well as tiered royalties on net sales of products resulting from the collaboration. In return, we will receive exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders. The portfolio includes the lead candidate HTL0022562, which has advanced through preclinical development demonstrating promising and differentiated properties for further investigation in human trials (See Note 17).

Artizan Biosciences, Inc.
In December 2020, we entered into an Option and License Agreement with Artizan Biosciences Inc ("Artizan"), a biotechnology company focused on addressing inflammatory diseases involving the human intestinal microbiota. Pursuant to the agreement, we acquired an option to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products. Artizan will use the proceeds to continue advancing the preclinical research and development of its lead program for inflammatory bowel disease, which is anticipated to enter the clinic in 2022, as well as to explore additional disease targets (See Note 17).
Kleo Pharmaceuticals, Inc. and Biohaven Labs
In January 2021, we acquired the remaining approximately 58% of Kleo that we did not previously own. We have assumed Kleo's laboratory facilities located in Science Park in New Haven, Connecticut and formed Biohaven Labs to serve as the integrated chemistry and discovery research arm of Biohaven. Biohaven Labs will continue several existing Kleo discovery partnerships, including with the Bill and Melinda Gates Foundation for the development of a Hyperimmune Globulin Mimic for COVID-19 and PeptiDream for the development of immuno-oncology therapeutics (See Note 23).
In February 2021, we announced that a hyperimmune globulin mimic developed with Biohaven's proprietary MATE platform has demonstrated functional binding and neutralization of the SARS-CoV-2 virus, including the strains known as the "English" and "South African" variants (also known as B.1.1.7 and B.1.351, respectively). The preliminary experiments conducted by Biohaven Labs and an academic collaborator demonstrated that BHV-1200 substantially reduced viral entry into cells. The Company intends to advance BHV-1200 into a full clinical development program. Accelerated development of the COVID-19 MATE program has been supported by the Bill and Melinda Gates Foundation. In addition, the in vitro data indicate that BHV-1200 may activate important immune system components including antibody-dependent cellular phagocytosis and antibody dependent cellular cytotoxicity. We believe our proprietary MATE-conjugation technology could also be used against other infectious diseases by changing the targeting moiety of its antibody binders.
Financings and Other Recent Developments
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
In June 2018, we entered into a funding agreement ("Funding Agreement") to sell tiered, sales-based royalty rights on global net sales of the pharmaceutical products containing the compounds rimegepant or zavegepant and certain derivative compounds thereof ("Products") to RPI Finance Trust ("RPI"). We issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the Funding Agreement, in exchange for $100.0 million in cash. Specifically, the participation rate commences at 2.1 percent on annual global net sales of up to and equal to $1.5 billion, declining to 1.5 percent on annual global net sales exceeding $1.5 billion.
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
January 2020 Public Offering
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
Sixth Street Financing Agreement
In August 2020, we and Biohaven Pharmaceuticals, Inc., our wholly-owned subsidiary (together with us, the "Borrowers"), entered into a financing agreement (the "Sixth Street Financing Agreement") with Sixth Street Specialty Lending, Inc. as administrative agent, various lenders (the "Lenders") and certain of our subsidiaries, as guarantors. Pursuant to the Sixth Street Financing Agreement, as amended on March 1, 2021, the Lenders agreed to extend a senior secured credit facility to the Borrowers providing for term loans in an aggregate principal amount up to $500.0 million plus any capitalized interest paid in kind. The credit facility consists of an initial term loan of $275.0 million, which the Borrowers borrowed at closing, and delayed draw term loans in an aggregate principal amount not exceeding $225.0 million, available until August 31, 2021, available at the Borrowers' option. The facility terminates in August 2025.
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
BioShin Series A Preferred Share Issuance
In September 2020, our Asia-Pacific Subsidiary, BioShin, issued and sold $60.0 million BioShin Series A Preferred Shares to a group of investors led by OrbiMed, with participation from Cormorant Asset Management LLC, HBM Healthcare Investments Ltd, Surveyor Capital (a Citadel Company), and Suvretta Capital Management, LLC (the "BioShin Investors"). The BioShin Series A Preferred Shares contain both a call option by us and a put option held by the BioShin Investors. The call and put options have mirroring features that allow for us to buy, or the BioShin Investors to sell the preferred shares following a change of control at the greater of the fair market value of the BioShin preferred shares on execution of the options or a multiple of 2.5x to 3.5x dependent on when the change of control occurs, prior to an initial public offering of BioShin. Due to the contingently redeemable features, we classified the BioShin Series A Preferred Shares in mezzanine equity since the redemption is out of our control. In the event that a change of control becomes probable, we will accrete the carrying value of the BioShin Series A Preferred Shares to their redemption value.
In connection with the BioShin Series A Preferred Shares issuance, BioShin Limited executed the 2020 Equity Incentive Plan ("BioShin 2020 Equity Incentive Plan") and granted options under the BioShin 2020 Equity Incentive Plan to certain employees. The compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. We are accounting for the expense being recognized over the requisite service period as non-controlling interest in shareholder's equity. We recognized $1.8 million in non-controlling interest relating to the options for the year ended December 31, 2020.
Equity Distribution Agreement
In December 2020, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC, Piper Sandler & Co., SVB Leerink LLC, Canaccord Genuity LLC, Mizuho Securities USA LLC, Wedbush Securities Inc., and William Blair & Company, L.L.C., as our sales agents (the "Equity Distribution Agreement"). In accordance with the terms of the Equity Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $400.0 million from time to time through or to the sales agents, acting as our agents or principals. For further detail on this agreement see Note 13, “Shareholders' Equity”.

COVID-19 Update
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas.
Although, as of the date of this Annual Report on Form 10-K, we do not expect any material impact on our long-term activity, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, including government-imposed quarantines, travel restrictions and other public health safety measures.
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
Components of Our Results of Operations
Revenue
We began to recognize revenue from product sales, net of rebates, chargebacks, discounts and other adjustments, in March 2020 in conjunction with the launch of our first product, NURTEC ODT. We will continue to evaluate trends related to revenue momentum for NURTEC ODT, including any discernible impacts of the COVID-19 pandemic. If our development efforts for our other product candidates are successful and result in regulatory approval, or additional license agreements with third parties, we may generate additional revenue in the future from product sales.

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
•development milestone payments inccurred prior to regulatory approval of the product candidate;
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
Our external direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, contract manufacturing organizations, and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees and certain development milestones incurred under license agreements. We do not allocate employee costs or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to oversee the research and development as well as for managing our preclinical development, process development, manufacturing and clinical development activities. Many employees work across multiple programs, and we do not track personnel costs by program.
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
We anticipate that our selling, general and administrative expenses, including payroll and related expenses, will remain significant in the future as we continue to expand our operations and organizational capabilities, continue to support our commercial activities associated with NURTEC ODT, and prepare for potential commercialization of our product candidates, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.
Other Income (Expense)
Interest Expense
Interest Expense primarily consists of interest on our outstanding term loan with Sixth Street Specialty Lending, Inc., which includes interest expense on the outstanding loan balance, accretion of the debt discount and amortization of issuance costs. Our interest expense also includes implied interest on our finance leases associated with our commercial car fleet. We utilize the effective interest method to determine our interest expense on the term loan and finance leases and the straight-line method for the amortization of the debt issuance costs.
Non-cash Interest Expense on Mandatorily Redeemable Preferred Shares
Non-cash interest expense on mandatorily redeemable preferred shares is being recognized in connection with the issuance of series A preferred shares pursuant to the Series A preferred share purchase agreement we entered into with RPI. Since we are required to redeem the series A preferred shares for two times (2x) the original purchase price in equal quarterly installments by December 31, 2024, we concluded that the Series A preferred shares are mandatorily redeemable instruments and classified the preferred shares at their fair value as a liability. Non-cash interest expense on the mandatorily redeemable preferred shares represents the accretion of the carrying value of the preferred shares liability to its redemption value using the effective interest rate method.
Change in Fair Value of Derivatives
The fair value of the derivative liability recognized in connection with contingent payments under the Series A Preferred Share Agreement is determined using the with-and-without valuation method. As inputs into the valuation, we considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative is recorded on the consolidated balance sheet as a Series A preferred derivative liability with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss.
The fair value of the derivative liability recognized in connection with the Series B Preferred Shares Forward Contracts is determined using discounted cash flow and Monte Carlo valuation methods. As inputs into the valuation, we considered the probability of occurrence of certain change of control events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative is recorded on the consolidated balance sheet as a Series B preferred shares forward contact with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for the 2018 RPI Funding Agreement and a unit of accounting of the 2020 RPI Funding Agreement with RPI Trust both as liability financings, primarily because they have significant continuing involvement in generating the future revenue on which the royalties are based. The liabilities related to sale of future royalties and the related non-cash interest expense are measured based on the Company's current estimate of the timing and amount of future royalties expected to be paid over the estimated terms of the 2018 RPI Funding Agreement and 2020 RPI Funding Agreement. The liabilities are amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated terms. If there is a change to one of the estimates, the Company recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. The Company’s estimate of the amount of expected future royalties to be paid considers the probability of success of compounds not yet approved for sale, and market penetration rates, compliance rate, and net pricing of both NURTEC ODT and compounds not yet approved for sale. Additionally, the transaction costs associated with the liabilities will be amortized to non-cash interest expense over the estimated term of the 2018 RPI Funding Agreement and 2020 RPI Funding Agreement, respectively.
Loss from Equity Method Investment
Prior to our acquisition of Kleo in January 2021, we owned approximately 42% of the outstanding shares as of December 31, 2020, and accounted for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period was included in other income (expense), net, in our consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our consolidated balance sheet.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement and profit from US commercial sales of NURTEC ODT, BPI was profitable during the year ended December 31, 2020, and BPI is subject to taxation in the United States.
In August 2020, we completed an intra-entity asset transfer of certain of our intellectual property to our Irish subsidiary. As a result of the transfer, we recorded a deferred tax asset of $875.0 million for the step up in tax basis received pursuant to Irish tax law. Based on our analysis of all available objective evidence, we concluded that it was more likely than not that the deferred tax asset from the intra-entity transfer will not be realized due to the lack of net operating income history of our subsidiary. Therefore, we established a full valuation allowance against our net deferred tax asset in Ireland.
We continue to maintain a valuation allowance against our US deferred tax assets. We periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to excess research and development ("R&D") credit carryforwards as of December 31, 2020. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. We anticipate the commercialization of NURTEC ODT will result in future earnings and believe sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release is subject to change on the basis of the level of profitability that we are able to actually achieve.
The Company recorded an income tax provision during the year ended December 31, 2020 of $10.2 million which primarily represents certain state taxes for the period and US federal taxes due to general business credit limitations.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
In thousands
Product revenue, net	$63,627	$—	$63,627
Cost of goods sold	17,694	—	17,694
Gross profit	45,933	—	45,933
Operating expenses:
Research and development	228,998	344,673	(115,675)
Selling, general and administrative	462,323	134,449	327,874
Total operating expenses	691,321	479,122	212,199
Loss from operations	(645,388)	(479,122)	(166,266)
Other income (expense):
Interest expense	(12,636)	—	(12,636)
Non-cash interest expense on mandatorily redeemable preferred shares	(27,623)	(12,711)	(14,912)
Non-cash interest expense on liability related to sale of future royalties	(45,238)	(26,580)	(18,658)
Change in fair value of derivatives	(19,321)	(3,875)	(15,446)
Loss from equity method investment	(4,162)	(6,076)	1,914
Other expense, net	(4,020)	(22)	(3,998)
Total other expense	(113,000)	(49,264)	(63,736)
Loss before provision for income taxes	(758,388)	(528,386)	(230,002)
Provision for income taxes	10,227	419	9,808
Net loss	(768,615)	(528,805)	(239,810)
Less: Net loss attributable to non-controlling interests	(1,819)	—	(1,819)
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(766,796)	$(528,805)	$(237,991)
Product revenue, net
We began recording product revenues in the first quarter of 2020 following the approval of NURTEC ODT by the FDA on February 27, 2020 and its subsequent commercial launch in the U.S. in March 2020. During the year ended December 31, 2020, we recognized $63.6 million of net product revenues related to sales of NURTEC ODT. Sales allowances and accruals mostly consisted of co-pay card discounts, distribution fees and rebates.
Cost of Goods Sold
Cost of goods sold of $17.7 million for the year ended December 31, 2020 is related to royalties on net sales payable to BMS under a license agreement (see Note 20 "Commitments and Contingencies" to our consolidated financial statements), product costs incurred after FDA approval, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 17 "License and Other Agreements" to our consolidated financial statements. Prior to receiving initial FDA approval for NURTEC ODT on February 27, 2020, we manufactured NURTEC ODT inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the NURTEC inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the year ended December 31, 2020. These previously expensed costs were not material for the year ended December 31, 2020. The inventory build-up incurred before FDA approval was sold prior to the start of the fourth quarter of 2020.

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
In thousands
Direct research and development expenses by program:
BHV-0223	$172	$849	$(677)
Troriluzole	42,127	37,812	4,315
Rimegepant:
Priority review voucher	—	105,000	(105,000)
Program expenses	53,838	88,948	(35,110)
Zavegepant	36,836	44,821	(7,985)
BHV-5000	211	850	(639)
Verdiperstat	24,987	10,922	14,065
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	52,248	45,683	6,565
Preclinical research programs	12,092	6,193	5,899
Other	6,487	3,595	2,892
Total research and development expenses	$228,998	$344,673	$(115,675)

Research and development expenses including one-time regulatory and license fees were $229.0 million for the year ended December 31, 2020, compared to $344.7 million for the year ended December 31, 2019. The decrease of $115.7 million was primarily due to:
•one-time $105.0 million purchase of a priority review voucher to expedite the regulatory review of rimegepant ODT formulation in the second quarter of 2019;
•filing fees of $7.6 million related to our rimegepant NDA submissions to the FDA in the second quarter of 2019;
•development milestones payable to BMS of $11.5 million for rimegepant NDA submissions in 2019;
•non-cash research and development expense of $5.6M due to issuance of common shares in the second quarter of 2019 relating to the collaborative discovery program with Fox Chase;
•decreases in direct costs of $8.0 million for our zavegepant program, mainly due to expenses for development milestones payable to BMS of $10.0 million in 2019;
•increases in direct costs of $4.3 million for our troriluzole program in 2020, which include increases for our OCD, and Alzheimer’s Disease trials;
•increases in direct costs of $14.1 million for our verdiperstat program in 2020; and
•increases in personnel costs of $6.6 million mainly due to an increase of $8.4 million in non-cash share-based compensation in 2020 as a result of additional share-based compensation awards, hiring additional research and development personnel, and the implementation of the Employee Share Purchase Plan.
•increases due to the global collaboration and license agreement with Sosei Heptares, which included an upfront cash payment of $5,000 and the issuance 54,617 shares valued at $4,858 to Sosei Heptares.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $462.3 million for the year ended December 31, 2020, compared to $134.4 million for the year ended December 31, 2019. The increase of $327.9 million was primarily due to an increase in spending to support the commercial launch of NURTEC ODT. Less than half of the SG&A expense was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense, included in personnel related costs, was $33.7 million for the year ended December 31, 2020, an increase of $5.0 million as compared to the same period in 2019.

Other Income (Expense), Net
Other income (expense), net was a net expense of $113.0 million for the year ended December 31, 2020, compared to net expense of $49.3 million for the year ended December 31, 2019. The increase of $63.7 million in net expense was primarily due to interest expense on our outstanding term loan with Sixth Street Specialty Lending, Inc, the non-cash interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019, an increase in the non-cash interest expense recognized on our liability related to the sale of future royalties, and an increase in the change in fair value of derivative liability related to the Series B Preferred Shares Forward Contracts.
Provision for Income Taxes
We recorded a provision for income taxes of $10.2 million for the year ended December 31, 2020, compared to a provision for income taxes of $0.4 million for the year ended December 31, 2019. The provision for income taxes is comprised of $5.0 million relating to US federal and state income taxes for BPI's profitable operations in the United States and $5.2 million of uncertain tax benefits recognized in the period December 31, 2020.

Comparison of the Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
In thousands
Operating expenses:
Research and development	$344,673	$189,951	$154,722
Selling, general and administrative	134,449	34,603	99,846
Total operating expenses	479,122	224,554	254,568
Loss from operations	(479,122)	(224,554)	(254,568)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	(12,711)	—	(12,711)
Non-cash interest expense on liability related to sale of future royalties	(26,580)	(11,726)	(14,854)
Change in fair value of warrant liability	—	(1,182)	1,182
Change in fair value of derivatives	(3,875)	—	(3,875)
Change in fair value of contingent equity liability	—	—	—
Loss from equity method investment	(6,076)	(2,808)	(3,268)
Other expense, net	(22)	(185)	163
Total other expense	(49,264)	(15,901)	(33,363)
Loss before provision for income taxes	(528,386)	(240,455)	(287,931)
Provision for income taxes	419	467	(48)
Net loss	(528,805)	(240,922)	(287,883)
Less: Net loss attributable to non-controlling interests	—	—	—
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(528,805)	$(240,922)	$(287,883)
Net loss per share attributable to Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(10.91)	$(6.15)	$(4.76)
Weighted average common shares outstanding—basic and diluted	48,489,890	39,188,458

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
In thousands
Direct research and development expenses by program:
BHV-0223	$849	$6,134	$(5,285)
Trigriluzole	37,812	13,222	24,590
Rimegepant:
Priority review voucher purchase	105,000	—	105,000
Program expenses	88,948	75,719	13,229
Zavegepant	44,821	11,241	33,580
BHV-5000	850	2,147	(1,297)
Verdiperstat	10,922	—	10,922
Unallocated research and development costs:
Personnel related (including share-based compensation)	45,683	19,882	25,801
BMS Amendment upfront license payment	—	50,000	(50,000)
Preclinical research programs	6,193	—	6,193
Other	3,595	11,606	(8,011)
Total research and development expenses	$344,673	$189,951	$154,722

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
•increases in direct costs of $33.6 million for our zavegepant program (previously vazegepant), including expenses for development milestones payable to BMS of $10.0 million in 2019;
•increase of $6.2 million for our preclinical research programs mainly due to a $5.6 million non-cash research and development expense due to the issuance of common shares in the second quarter of 2019 relating to the collaborative discovery program with Fox Chase; and
•increases in personnel costs of $25.8 million resulting from an increase of $17.9 million in non-cash share-based compensation in 2019 as a result of additional share-based compensation awards and hiring additional research and development personnel.
The increases in direct costs during the period were partially offset by the $50.0 million one-time upfront payment to BMS in the year ended December 31, 2018 in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of BHV-3500.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $134.4 million for the year ended December 31, 2019, compared to $34.6 million for the year ended December 31, 2018. The increase of $99.8 million was primarily due to preparation for rimegepant commercialization activities, including increases in personnel-related costs, including non-cash share-based compensation, due to the hiring of additional personnel, and professional and consulting fees supporting the potential commercial launch of rimegepant. Non-cash share-based compensation expense, included in personnel related costs, was $28.7 million for the year ended December 31, 2019, an increase of $20.1 million as compared to the same period in 2018.
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

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have funded our operations primarily with proceeds from sales of our common and preferred equity, sales of revenue participation rights related to future royalties and a senior secured credit facility. In addition, we began to generate net product revenue in the first quarter of 2020 in conjunction with the launch of our first product, NURTEC ODT.
The Company continuously assess its working capital needs, capital expenditure requirements and future investments or acquisitions. As of March 1, 2021, the Company believes that its operating cash flows from the sale of NURTEC ODT, future borrowings under its credit facility, sale of its common shares under the Equity Distribution Agreement in 2021 and proceeds from the settlement of its Series B preferred shares forward contracts will be sufficient to meet its cash needs for more than one year. The Company also expects to achieve the development milestones in the first quarter of 2021 necessary to access the additional $100.0 million of funding related to the 2020 Funding Agreement with RPI 2019 Intermediate Finance Trust. As of December 31, 2020, we had cash and cash equivalents of $132.1 million, excluding restricted cash of $2.1 million. Cash in excess of immediate requirements is invested in marketable securities with a view to liquidity and capital preservation. As of December 31, 2020, we had marketable securities of $223.2 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(702,879)	$(377,331)	$(197,141)
Net cash used in investing activities	(269,880)	(3,784)	(10,540)
Net cash provided by financing activities	788,824	434,593	340,462
Effect of exchange rate changes on cash and cash equivalents and restricted cash	439	$—	$—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(183,496)	$53,478	$132,781
Operating Activities
During the year ended December 31, 2020, we used $702.9 million of cash in operating activities, an increase of $325.5 million as compared to the year ended December 31, 2019. The increase in cash usage was primarily due to the commercial launch of NURTEC ODT in 2020, in which we incurred trade receivables, inventories, prepaid manufacturing, prepaid commercial costs, and accrued sales discounts and allowances for the first time, and also saw a significant increase in cash paid for selling, general and administrative costs.

Investing Activities
During the year ended December 31, 2020, we used $269.9 million of cash in investing activities, an increase of $266.1 million as compared to the year ended December 31, 2019.  The increase was primarily due to a $40.0 million milestone payment to BMS relating to the FDA approval of NURTEC ODT and $224.4 million in net purchases of marketable securities, all during the year ended December 31, 2020, as compared to the same period in 2019.
Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $788.8 million, an increase of $354.2 million compared to the year ended December 31, 2019. The increase was primarily due to (i) $264.0 million in net proceeds from the initial term loan drawn pursuant to the Sixth Street Financing Agreement, (ii) $150.0 million in proceeds from the 2020 RPI Funding Agreement, (iii) $60.0 million in proceeds from the sale of BioShin Series A Preferred Shares and (iv) $32.9 million increase in proceeds from option exercises and the employee share purchase program, all in the year ended December 31, 2020. The increase was partially offset by $125.0 million in proceeds from the sale of the Series A Preferred Shares to RPI in April 2019.
Credit Facility
In August 2020, the Company entered into the Sixth Street Financing Agreement, as amended in February 2021, pursuant to which the lenders agreed to extend a senior secured credit facility to the Company providing for term loans in an aggregate principal amount up to $500.0 million plus any capitalized interest paid in kind. The facility consists of an initial term loan of $275.0 million, which the Company borrowed at closing, and delayed draw term loans in an aggregate principal amount not exceeding $225.0 million, available to draw at the Borrowers' option until August 31, 2021. The facility terminates and the term loans become due and payable in August 2025.
The $275.0 million term loan outstanding under the credit facility accrues interest at a variable rate, with interest paid on a quarterly basis. The interest rate on the outstanding term loan as of December 31, 2020 was 10.0%. The Company has the option to pay-in-kind up to 4.0% interest per annum for the first two years and has elected to pay-in-kind the maximum amount for all interest payments as of December 31, 2020. The net proceeds of the term loan are being used for general corporate purposes.
Equity Distribution Agreement
In December 2020, the Company entered into an equity distribution agreement in which we may offer and sell common shares having an aggregate offering price of up to $400.0 million from time to time through or to the sales agents, acting as our agents or principals (the "Equity Distribution Agreement"). Sales of our common shares, if any, will be made in sales deemed to be “at the market offerings”. The sales agents are not required to sell any specific amount of securities but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the sales agents and us. We currently plan to use the net proceeds from the offering for general corporate purposes.
Series B Preferred Shares Forward Contracts
In August 2020, the Company entered into the Series B preferred share agreement, whereby RPI will invest in the Company through the purchase of up to 3,992 Series B preferred shares at a price of $50,100 per share for aggregate proceeds of approximately $200.0 million (the "RPI Series B Preferred Share Agreement"). The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. The Company is required to redeem the Series B Preferred Shares for 1.77 times the original purchase price, payable beginning March 31, 2025 in equal quarterly installments through December 31, 2030. The gross proceeds from the transaction with RPI will be used for the clinical development of zavegepant and other general corporate purposes.
2020 Funding Agreement
In August 2020, the Company entered into a funding agreement with RPI 2019 Intermediate Finance Trust providing for up to $250.0 million of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant (the "2020 RPI Funding Agreement"). Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing rimegepant, and success-based milestone payments range from 0.6x to 2.95x of the funded amount. The Company received $150.0 million in cash and up to $100.0 million upon achievement of certain development milestones for zavegepant (including the commencement of the oral zavegepant Phase 3 program expected in the first quarter of 2021). The Company is using the $150.0 million, and expects to use the $100.0 million, in funding for the development of zavegepant and for general corporate purpose.

Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials and commercialization of our product candidates. Our costs will also increase as we:
•continue and expand our commercial activities related to NURTEC ODT for the acute treatment of migraine;
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
•complete the ongoing extension phase of the Phase 2/3 clinical trial of troriluzole in SCA and our ongoing Phase 3 trials of troriluzole in OCD, and complete our ongoing Phase 3 randomized controlled trial to assess the efficacy of troriluzole in SCA;
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
•support our sales, marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval;
•hire additional clinical, medical, commercial, and development personnel; and
•incur additional legal, accounting and other expenses in operating as a public company.
As of March 1, 2021, the issuance date of our consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities as of December 31, 2020, and the funds available from the Sixth Street Financing Agreement, Series B Preferred Shares, and sales under the Equity Distribution Agreement in 2021 will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. We may need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
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
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for NURTEC ODT, in addition to any of our product candidates for which we receive marketing approval;
•the revenue from NURTEC ODT, and revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
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

Contractual Obligations and Commitments
The following table summarizes certain estimated future obligations by period under the Company's various contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2021	2022 to 2023	2024 - 2025	Thereafter
	(in thousands)

Long-term debt obligations
Principal payments(1)	$296,867	$—	$7,375	$289,492	$—
Interest payment(2)	116,021	17,262	53,836	44,923	—
Finance leases	14,929	5,640	9,289	—	—
Operating leases	5,711	1,020	1,915	1,461	1,315
Purchase obligations
Commercial commitments(3)	28,961	25,701	3,260	—	—
Research commitments(4)	22,372	22,372	—	—	—
Other long-term liabilities
Mandatorily redeemable preferred shares(5)	250,000	62,500	125,000	62,500	—
Series B preferred shares forward contracts(6)	354,544	—	—	59,091	295,453
Total	$1,089,405	$134,495	$200,675	$457,467	$296,768

(1)    Principal payments on long-term debt relate to the $275 million term loan drawn under the Company's senior secured credit facility with Sixth Street Specialty Lending, Inc., and includes the capitalization and payment as principal of $21.9 million of interest paid-in-kind.
(2)    Interest payments on long-term debt are calculated using the 10% interest rate on the Company's outstanding term loan in effect on December 31, 2020. It excludes 4% of interest paid-in-kind for the first 8 quarters that the loan is outstanding and includes the effect of the inclusion of the interest paid-in-kind as part of the outstanding loan balance.
(3)    Commercial commitments primarily related to advertising and data license agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table are limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.
(4)    Research commitments are primarily CRO and CMO agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table are limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.
(5)    Pursuant to the Series A Preferred Shares Agreement with RPI, the mandatorily redeemable preferred shares are redeemed in cash in equal quarterly installments beginning on March 31, 2021 and ending December 31, 2025.
(6)     The Series B preferred shares forward contracts require RPI to purchase $200.0 million of Series B preferred shares from us on a quarterly basis beginning on March 31, 2021 and ending on December 31, 2024. After December 31, 2024, the Company is required to redeem the Series B preferred shares at 1.77x the purchase price in quarterly installments ending December 31, 2030. The $200.0 million in cash receipts from the issuance of the Series B preferred shares to RPI is not reflected in the contractual obligations table.
In addition to the contractual obligations in the table above, under various agreements with third-party licensors and collaborators, we have agreed to make milestone payments and pay royalties and annual maintenance fees to third parties and to meet due diligence requirements based upon specified milestones. We have not included any contingent payment obligations, such as milestones, royalties, or due diligence, in the table above as the amount, timing and likelihood of such payments are not known. We have not included any of the annual maintenance fee payments in the above table, as although the amount and timing are known, we cannot currently determine the final termination dates of the agreements and, as a result, we cannot determine the total amounts of such payments we will be required to make under the agreements. We do not anticipate making material payments related to these arrangements in the next 12 months.

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
Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 "Summary of Significant Accounting Policies" in the notes to our financial statements appearing at the end of this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
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
We makes significant estimates and judgments that materially affect our recognition of net product revenue. Claims by third-party payors for rebates, chargebacks and discounts frequently are submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. We will adjust our estimates based on new information, including information regarding actual rebates, chargebacks and discounts for its products, as it becomes available.
Non-Cash Interest Expense and Liability Related to Sale of Future Royalties
We have accounted for the 2018 Funding Agreement with RPI Finance Trust ("RPI") and a portion of the 2020 Funding Agreement with RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) as liability financings. See Note 10 "Liability Related to Sale of Future Royalties, net" for additional details. The liability related to sale of future royalties and the related non-cash interest expense are measured based on our current estimate of the timing and amount of expected future royalties expected to be paid over the estimated term of the Funding Agreement with RPI Trust. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, we assess the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, we recognize the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. Our estimate of the amount of expected future royalties to be paid considers the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing.
Valuation of Series B Forward Contract Derivative
The fair value of the derivative recognized in connection with the RPI Series B Preferred Share Agreement was determined based on significant inputs not observable in the market. The fair value of the derivative primarily relates to the difference between the fair value of the Series B Preferred Shares and the contractual future purchase price. The fair value of the Series B Preferred Shares is calculated based on the cash flows to RPI (1.77 times the original purchase price as scheduled or accelerated upon certain events) and our estimated cost of capital for those cash flows. The cash flows to RPI are based on probability adjusted cash flows from certain scenarios outlined in the agreement that would result in accelerated payments modeled using a Monte Carlo simulation. As inputs into the valuation, we considered the type and probability of occurrence of certain change of control events, the amount of the payments, the expected timing of certain acceleration of payments, and a risk-adjusted discount rate. Assessing the probability of certain change of control events over a 10-year time period requires significant judgement and the successful completion of a change of control is largely dependent on the outcome of potential negotiations with a third party. Due to this uncertainty, our expectation of the probability of the timing of a change of control event at the reporting date could reasonably be different than the timing of an actual change of control event, and if so, would mean the estimated fair value could be significantly higher or lower than the fair value determined.

Income Taxes
In August 2020, we completed an intra-entity asset transfer of intellectual property ("IP"). See Note 18 "Income Taxes" for additional details. The fair value of the transferred IP required significant and complex management judgments to establish assumptions about the intellectual property’s fair value, including revenue growth rates, projected profit margins, and discount rate. The fair value determination is based upon a discounted cash flow model that is subject to significant judgement given the IP asset transferred was recently launched and there is limited historical sales activity. As a result of the transfer, we recognized a deferred tax asset for the step up in tax basis based on the fair value of the transferred IP.

We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We continue to maintain a full valuation allowance against our deferred tax assets recognized in connection with our intra-entity transfer of IP as realization is not certain due to a lack of net operating income history by taxing jurisdictions. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our current operating results, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies, and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would assess the recoverability of our deferred tax assets at that time.
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
Interest Rate Risk
As of December 31, 2020, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.9) million and $0.3 million, respectively.
We had no exposure to interest rate risk related to indebtedness as of December 31, 2020. In August 2020, we became subject to market risk in connection with borrowings under the Sixth Street Financing Agreement. Amounts borrowed under the agreement will accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 9.00%. Considering the total outstanding principal balance under the Financing Agreement of approximately $275.0 million at August 10, 2020, which accrues interest at the LIBOR Rate a 1.00% change in interest rates would result in an impact to income before income taxes of below $1.0 million per year.
We do not engage in any hedging activities against changes in interest rates.
Credit Risk
The Company’s trade accounts receivable consists of amounts due from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of December

31, 2020, and we do not expect any such delays in collections to have a material impact on our financial condition or results of operations.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP., an independent registered public accounting firm, as stated in their report, which is included below.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Biohaven Pharmaceutical Holding Company Ltd.

Opinion on Internal Control Over Financial Reporting
We have audited Biohaven Pharmaceutical Holding Company Ltd. internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Biohaven Pharmaceutical Holding Company Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes of the Company and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Hartford, Connecticut
March 1, 2021

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On March 1, 2021 (the “Amendment Date”), the Company, Biohaven Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company (together with the Company, the “Borrowers”), and certain other of the Company’s subsidiaries entered into Amendment No. 1 to Financing Agreement (the “First Amendment”) to its Sixth Street Financing Agreement, with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto. Pursuant to the First Amendment, the parties agreed to, among other things remove the Delayed Draw Sales Milestone (as defined in the Sixth Street Financing Agreement) tied to the availability of the $125.0 million tranche of delayed draw term loans. As of the Amendment Date, the full $225.0 million aggregate principal amount of delayed draw term loans are available to draw at the Borrowers’ option through August 31, 2021.

PART III
We will file a definitive Proxy Statement for our 2021 Annual Meeting of Shareholders (the "2021 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our 2021 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Delinquent Section 16(a) Reports."
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2021 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2021 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2021 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2021 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

Item 15.    Exhibit and Financial Statement Schedules

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

2.4
Agreement and Plan of Merger, dated as of January 1, 2021, by and among Biohaven Pharmaceutical Holding Company, Ltd., Biohaven Therapeutics Ltd., Kleo Acquisition, Inc., Kleo Pharmaceuticals, Inc. and Shareholder Representative Services LLC, as the stockholders' representative (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on January 8, 2020).

2.5
PRV Transfer Agreement, by and Between the Registrant and GW Research, LTD, dated as of March 15, 2019 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on March 18, 2019).

3.1
Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on August 17, 2020).

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
Amendment No. 1 to Financing Agreement, dated as of August 7, 2020, by and between Biohaven Pharmaceuticals Holding Company Ltd., Biohaven Pharmaceuticals, Inc., the guarantors party thereto from time to time, the lenders party thereto from time to time and Sixth Street Specialty Lending, Inc., as administrative agent.

10.2	#
License Agreement, by and between the registrant and Bristol-Myers Squibb Company, dated as of July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 7, 2017).

10.3	#
Amendment to License Agreement, by and between the Registrant and Bristol-Myers Squibb Company, dated as of March 9, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38080) filed with the Securities and Exchange Commission on March 14, 2018).

10.4	#
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

10.7	#
License Agreement, by and between the Registrant and AstraZeneca AB, dated as of September 4, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38080) filed with the Securities and Exchange Commission on November 14, 2018).

10.8	#
Amended and Restated Agreement, by and between the Registrant and Yale University, dated as of May 6, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-3 (File No. 333-232167) filed with the Securities and Exchange Commission on June 17, 2019).

10.9	#
Zydis® Development and License Agreement, by and between the registrant and Catalent U.K. Swindon Zydis Limited, dated as of March 9, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).

10.10	#
Exclusive Patent License Agreement, by and between the registrant and The General Hospital Corporation d/b/a Massachusetts General Hospital, dated as of September 13, 2014 (incorporated by reference to Exhibit 10.6 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).

10.11	#
Exclusive License Agreement, by and between the registrant and Rutgers, the State University of New Jersey, dated as of June 15, 2016 (incorporated by reference to Exhibit 10.7 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on April 24, 2017).

10.12	#
Funding Agreement, by and between the Registrant and RPI Finance Trust, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-3808) filed with the Securities and Exchange Commission on June 25, 2018).

10.13
Common Stock Purchase Agreement, by and between the Registrant and RPI Finance Trust, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on June 25, 2018).

10.14
Series A Preferred Share Purchase Agreement, by and between the Registrant and RPI Finance Trust dated as of March 18, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38080) filed with the Securities and Exchange Commission on May 8, 2019).

10.15	+
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

10.17	+
2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-218193) filed with the Securities and Exchange Commission on May 23, 2017).

10.18	+
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

10.20	+
2017 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (File No. 333-218193) filed with the Securities and Exchange Commission on May 23, 2017).

10.21	+
Form of Indemnification Agreement with non-employee directors (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on May 1, 2017).

10.22	+
Employment Agreement dated October 1, 2015 by and between Biohaven Pharmaceutical Holding Company Ltd. and Vlad Coric (incorporated by reference to Exhibit 10.19 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on May 1, 2017)).).

10.23	+
Employment Agreement dated May 9, 2017 by and between Biohaven Pharmaceuticals, Inc. and Vlad Coric (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-224123) filed with the Securities and Exchange Commission on April 3, 2018).

10.24	+
Employment Agreement dated May 2, 2016 by and between Biohaven Pharmaceutical Holding Company Ltd. and James Engelhart (incorporated by reference to Exhibit 10.21 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-217214) filed with the Securities and Exchange Commission on May 1, 2017)).).

10.25	+
Employment Agreement dated May 5, 2017 by and between Biohaven Pharmaceuticals, Inc. and James Engelhart (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-224123) filed with the Securities and Exchange Commission on April 3, 2018).

10.26	+	Employment Agreement dated March 30, 2019 by and between Biohaven Pharmaceuticals, Inc. and William Jones, Jr.
10.27	+	Employment Agreement dated February 1, 2014 by and between Biohaven Pharmaceuticals, Inc. and Kimberly A. Gentile.
10.28	+	Offer Letter dated April 5, 2017 by and between Biohaven Pharmaceuticals, Inc. and Elyse Stock.
10.29	#	Zydis Commercial Supply Agreement, dated as of June 29, 2018, by and between Biohaven Pharmaceuticals, Inc. and Catalent U.K. Swindon Zydis Limited.
10.30
Funding Agreement, dated as of August 7, 2020, by and between Biohaven Pharmaceuticals Holding Company Ltd. and RPI 2019 Intermediate Finance Trust (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38080) filed with the Securities and Exchange Commission on November 9, 2020).

10.31
Amendment No. 1 to Funding Agreement, dated as of August 7, 2020, by and between Biohaven Pharmaceuticals Holding Company Ltd., Biohaven Pharmaceuticals Ireland DAC and RPI 2019 Intermediate Finance Trust (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38080) filed with the Securities and Exchange Commission on November 9, 2020).

10.32
Biohaven Pharmaceutical Holding Company Ltd. Series B Preferred Share Purchase Agreement, dated as of August 7, 2020, by and between Biohaven Pharmaceuticals Holding Company Ltd. and RPI 2019 Intermediate Finance Trust (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38080) filed with the Securities and Exchange Commission on November 9, 2020).

10.33
Financing Agreement, dated as of August 7, 2020, by and between Biohaven Pharmaceuticals Holding Company Ltd., Biohaven Pharmaceuticals, Inc., the guarantors party thereto from time to time, the lenders party thereto from time to time and Sixth Street Specialty Lending, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38080) filed with the Securities and Exchange Commission on November 9, 2020).

21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (contained on signature page hereto).
31.1		Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	@	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101		The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Convertible Preferred Shares and Shareholders' Equity (Deficit), (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vi) Cover Page, tagged as blocks of text.
104		The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
Date: March 1, 2021	By:	/s/ VLAD CORIC, M.D. Vlad Coric, M.D. Chief Executive Officer (On behalf of the Registrant and as the Principal Executive Officer)
	By:	/s/ JIM ENGELHART Jim Engelhart Chief Financial Officer (Principal Financial Officer)
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

Signature	Title	Date

/s/ VLAD CORIC, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Vlad Coric, M.D.
/s/ JAMES ENGELHART	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2021
James Engelhart
/s/ DECLAN DOOGAN, M.D.	Director	March 1, 2021
Declan Doogan, M.D.
/s/ GREGORY H. BAILEY, M.D.	Director	March 1, 2021
Gregory H. Bailey, M.D.
/s/ JOHN W. CHILDS	Director	March 1, 2021
John W. Childs
/s/ JULIA P. GREGORY	Director	March 1, 2021
Julia P. Gregory
/s/ MICHAEL HEFFERNAN	Director	March 1, 2021
Michael Hefferenan
/s/ ROBERT J. HUGIN	Director	March 1, 2021
Robert J. Hugin

Biohaven Pharmaceutical Holding Company Ltd.
Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Biohaven Pharmaceutical Holding Company Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Biohaven Pharmaceutical Holding Company Ltd. (the Company) as of December 31, 2020, the related consolidated statement of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Income Taxes - Intra-entity Transfer of Intellectual Property Rights

Description of the Matter	As described in Note 18 to the consolidated financial statements, in August 2020, the Company completed an intra-entity asset transfer of intellectual property (“IP”) to its Irish based subsidiary. As a result of the transfer, the Company recognized a deferred tax asset of $875 million for the step up in tax basis based on the fair value of the transferred IP. The calculated value of the IP is valued based on forecasted income. The transfer of IP has a significant effect on the income tax disclosure of the deferred tax asset related to the IP Asset.

Auditing the Company’s assessment of the value of the IP is complex because the estimates required significant and complex management judgments to establish assumptions about the intellectual property’s fair value, including revenue growth rates, projected profit margins, and discount rate. The accounting for the transfer of the IP between the legal entities results in a deferred tax asset being recorded related to the fair value of the IP transferred. The fair value determination is based upon a discounted cashflow model that is subject to significant judgment given the IP asset transferred was recently launched and there is limited historical sales activity. Auditing the transfer of IP also involved complex judgment to analyze, interpret and apply applicable tax laws and regulations.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatements relating to the development of forecasts regarding income to be generated, appropriateness of the valuation approach and method selected, assumptions and data used, and application of the technical tax guidance by management.

Our audit procedures included, among others, evaluating the intellectual property fair value measurements prepared by management and its valuation experts, including the assumptions related to revenue growth rates, projected profit margins, and the discount rate. We involved our valuation specialists to assist with the evaluation of the appropriateness of the valuation model used by management’s specialist and the methodology used in determining the valuation of significant assumptions included in the fair value estimates. We also involved tax professionals to assess the technical merits of the Company’s tax positions related to the transfer. To evaluate the reasonableness of management’s assumptions about revenue growth rates and projected profit margins, we compared these assumptions to historical revenue and profit margins for industry benchmarks, taking into account the specifics of local markets and distribution channels in which the Company operates. We also compared these assumptions to those used in the Company’s annual budget and forecasting process to determine whether they were consistent, where relevant. We recalculated the recognized deferred tax asset and assessed the adequacy of the related disclosures included in Note 18 to the consolidated financial statements.

Liability Related to the Sale of Future Royalties and Non-cash Interest Expense

Description of the Matter	As described in Note 2 and 10 to the consolidated financial statements, in August 2020, the Company entered into a funding agreement with RPI 2019 Intermediate Finance Trust (“RPI 2019 Trust”), in exchange for rights to participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant. Management measures the liability related to the sale of future royalties and the related non-cash interest expense based on their current estimate of the timing and amount of expected future royalties to be paid over the estimated term of the Funding Agreement with RPI 2019 Trust. The liability is amortized using the effective interest rate method, which results in the recognition of non-cash interest expense over the life of the agreement. If there are changes to the estimate, management recognizes the effect on the liability’s amortization schedule and the related non-cash interest expense prospectively. Management’s estimate of the amount of expected future royalties to be paid considers the probability of success of the compounds being approved for sale, market penetration rates of the compounds, compliance rate and net pricing.

Auditing the Company’s assessment of the liability related to the sale of future royalties and non-cash interest expense is complex because the estimates required significant management judgments to establish assumptions about the timing and amount of future royalties to be paid and the implied effective interest rate in the arrangement. As a result of the significant judgment utilized by management, our audit procedures also included an increased level of judgment and effort in evaluating audit evidence related to management’s estimate of the expected royalties to be paid and the implied effective interest rate including significant assumptions of the probability of success of the compounds being approved for sale, market penetration rates of the compounds, compliance rate and net pricing.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to management’s process for estimating the liability related to the sale of future royalties and non-cash interest expense, including controls over the development of the estimated amount of expected royalties to be paid and the implied effective interest rate.

To test the estimated value of the liability related to the sale of future royalties and the non-cash interest expense, our audit procedures included, among others, evaluating the appropriateness of the methodology used to estimate the implied effective interest rate, evaluating the significant assumptions discussed above that are used by management to estimate the future royalties to be paid and testing the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to relevant industry forecasts and economic trends, external market, research and industry data. We also compared these assumptions to those used in the Company’s annual budget and forecasting process to determine whether they were consistent, where relevant.

Derivative Liability - Series B Preferred Forward Contract

Description of the Matter	As described in Note 2, 4 and 11 to the consolidated financial statements, in August 2020, the Company entered into a Series B preferred share agreement with RPI 2019 Trust, whereby RPI will invest in the Company through the purchase of up to 3,992 Series B preferred shares at a price of $50,100 per share, issued in quarterly installments between March 31, 2021 and December 31, 2024.

The holders of the Company's outstanding Series B Preferred Shares will have the right to require redemption of the shares in certain circumstances including if a Change of Control occurs. The Company has concluded that the agreement to issue Series B Preferred Shares at a future date represents a forward contract, which has been classified as a derivative liability.

Auditing the Company’s derivative liability was challenging due to the significant estimation uncertainty in the Company's determination of the fair value of the derivative liability of $14.2 million. The significant estimation was primarily due to the complexity of the valuation model used by management to measure the fair value of the derivative liability and the sensitivity of the fair value to the significant underlying assumptions. The Company used a Monte Carlo simulation model to measure the derivative. The significant assumptions used to estimate the value of the derivative included the discount rate and the expected timing and probability of a change of control, which are forward-looking and some inputs are not observable in the market.
How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to management’s process for estimating the fair value related to the derivative instrument, including controls over management’s review of the valuation model, the underlying assumptions used in the model and the related accounting conclusions and disclosures.

To test the estimated value of the derivative liability, our audit procedures included, among others, evaluating the appropriateness of the model used and the significant assumptions that are used by management including the discount rate and the expected timing and the probability of a change of control. We also involved our valuation specialists to assist in evaluating the Company’s use of the Monte Carlo simulation and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data used. We also compared the significant assumptions used by management to contractual terms and market data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Hartford, Connecticut
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Biohaven Pharmaceutical Holding Company Ltd.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Biohaven Pharmaceutical Holdings Company Ltd. and its subsidiaries (the “Company”) as of December 31, 2019, and the related statements of operations, of comprehensive loss, of shareholders’ equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 25, 2020

We served as the Company's auditor from 2017 to 2020.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$132,149	$316,727
Marketable securities	223,185	—
Trade receivables, net of allowances of $7,820 as of December 31, 2020	120,111	—
Inventories	39,563	—
Prepaid expenses and other current assets	88,398	11,554
Total current assets	603,406	328,281
Property and equipment, net	9,340	8,152
Equity method investment	1,176	5,338
Intangible assets, net	39,087	—
Other assets	33,966	2,493
Total assets	$686,975	$344,264
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	48,476	14,071
Accrued expenses and other current liabilities	165,784	52,102
Current portion of mandatorily redeemable preferred shares	62,500	—
Total current liabilities	276,760	66,173
Long-term debt	267,458	—
Liability related to sale of future royalties, net	328,350	144,111
Mandatorily redeemable preferred shares, net	111,591	103,646
Derivative liabilities	14,190	37,690
Other long-term liabilities	20,815	68
Total liabilities	1,019,164	351,688
Commitments and contingencies (Note 20)
Contingently redeemable non-controlling interests	60,000	—
Shareholders' Deficit:
Common shares, no par value; 200,000,000 shares authorized as of December 31, 2020 and 2019; 60,436,876 and 44,197,549 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1,249,547	881,426
Additional paid-in capital	98,938	83,523
Accumulated other comprehensive income	314	—
Accumulated deficit	(1,739,169)	(972,373)
Total shareholders’ deficit attributable to Biohaven Pharmaceutical Holding Company Ltd.	(390,370)	(7,424)
Non-controlling interests in consolidated subsidiaries	(1,819)	—
Total shareholders' deficit	(392,189)	(7,424)
Total liabilities and shareholders' deficit	$686,975	$344,264

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Product revenue, net	$63,627	$—	$—
Cost of goods sold	17,694	—	—
Gross profit	45,933	—	—
Operating expenses:
Research and development	228,998	344,673	189,951
Selling, general and administrative	462,323	134,449	34,603
Total operating expenses	691,321	479,122	224,554
Loss from operations	(645,388)	(479,122)	(224,554)
Other income (expense):
Interest expense	(12,636)	—	—
Non-cash interest expense on mandatorily redeemable preferred shares	(27,623)	(12,711)	—
Non-cash interest expense on liability related to sale of future royalties	(45,238)	(26,580)	(11,726)
Change in fair value of warrant liability	—	—	(1,182)
Change in fair value of derivatives	(19,321)	(3,875)	—
Loss from equity method investment	(4,162)	(6,076)	(2,808)
Other expense, net	(4,020)	(22)	(185)
Total other expense	(113,000)	(49,264)	(15,901)
Loss before provision for income taxes	(758,388)	(528,386)	(240,455)
Provision for income taxes	10,227	419	467
Net loss	(768,615)	(528,805)	(240,922)
Less: Net loss attributable to non-controlling interests	(1,819)	—	—
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(766,796)	$(528,805)	$(240,922)
Net loss per share attributable to Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(13.06)	$(10.91)	$(6.15)
Weighted average common shares outstanding—basic and diluted	58,732,415	48,489,890	39,188,458

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(768,615)	$(528,805)	$(240,922)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	439	—	—
Net unrealized losses related to available-for-sale debt securities	(125)	—	—
Other comprehensive income	314	—	—
Comprehensive loss	(768,301)	(528,805)	(240,922)
Less: comprehensive loss attributable to non-controlling interests	(1,819)	—	—
Comprehensive loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(766,482)	$(528,805)	$(240,922)

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)

	Common Shares					Biohaven Shareholders' Equity (Deficit)
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income		Non-controlling Interests	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2017	36,057,748	$311,061	$23,556	$(202,646)	$—	$131,971	$—	$131,971
Issuance of common shares as payment for license agreement	109,523	4,080	—	—	—	4,080	—	4,080
Issuance of common shares, net of offering costs	6,970,171	230,339	—	—	—	230,339	—	230,339
Exercise of ALS Biopharma warrants, net settlement of shares	489,359	—	—	—	—	—	—	—
Reclassification of warrant liability to equity	—	—	5,203	—	—	5,203	—	5,203
Issuance of common shares under equity incentive plan	570,748	8,904	(5,580)	—	—	3,324	—	3,324
Non-cash share-based compensation expense	—	—	16,925	—	—	16,925	—	16,925
Net loss	—	—	—	(240,922)	—	(240,922)	—	(240,922)
Balances as of December 31, 2018	44,197,549	554,384	40,104	(443,568)	—	150,920	—	150,920
Issuance of common shares, net of offering costs	7,501,745	302,321	—	—	—	302,321	—	302,321
Exercise of related party warrants	215,000	7,201	(5,203)	—	—	1,998	—	1,998
Issuance of common shares as payment for TDP-43 asset	100,000	5,646	—	—	—	5,646	—	5,646
Issuance of common stock under equity incentive plan	370,989	11,874	(6,350)	—	—	5,524	—	5,524
Non-cash share-based compensation expense	—	—	54,972	—	—	54,972	—	54,972
Net loss	—	—	—	(528,805)	—	(528,805)	—	(528,805)
Balances as of December 31, 2019	52,385,283	881,426	83,523	(972,373)	$—	(7,424)	—	(7,424)
Issuance of common shares as payment for license agreement	54,617	4,858	—	—	—	4,858	—	4,858
Issuance of common shares, net of offering costs	5,555,554	282,833	—	—	—	282,833	—	282,833
Issuance of common shares under equity incentive plan and employee share purchase plan	2,441,422	80,430	(41,999)	—	—	38,431	—	38,431
Non-cash share-based compensation expense	—	—	57,414	—	—	57,414	—	57,414
Net loss	—	—	—	(766,796)	—	(766,796)	(1,819)	(768,615)
Other comprehensive income	—	—	—	—	314	314	—	314
Balances as of December 31, 2020	60,436,876	$1,249,547	$98,938	$(1,739,169)	$314	$(390,370)	$(1,819)	$(392,189)

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(768,615)	$(528,805)	$(240,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	57,414	54,972	16,925
Non-cash interest expense on mandatorily redeemable preferred shares	27,623	12,711	—
Non-cash interest expense on liability related to sale of future royalties	45,238	26,580	11,726
Non-cash interest expense on long-term debt	4,478	—	—
Non-cash issuance of common shares as payment for license agreement	4,858	5,646	4,080
Change in fair value of derivatives	19,321	3,875	—
Change in fair value of warrant liability	—	—	1,182
Loss from equity method investment	4,162	6,076	2,808
Depreciation and amortization	9,447	646	269
Changes in operating assets and liabilities:
Trade receivables, net	(120,111)	—	—
Inventories	(37,965)	—	—
Prepaid expenses and other current assets	(81,369)	(3,464)	(2,893)
Other assets	(46)	(232)	21
Accounts payable	32,807	3,319	5,390
Accrued expenses and other current liabilities	92,079	43,320	3,697
Other long-term liabilities	7,800	(1,975)	576
Net cash used in operating activities	$(702,879)	$(377,331)	$(197,141)
Cash flows from investing activities:
Purchase of marketable securities	(319,395)	—	—
Sales and maturities of marketable securities	94,985	—	—
Purchases of property and equipment	(2,370)	(2,534)	(4,165)
Purchase of equity method investment	—	—	(6,375)
Payments for leasehold improvements	(1,600)	(1,250)	—
Payments for intangible assets	(41,500)	—	—
Net cash used in investing activities	$(269,880)	$(3,784)	$(10,540)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	264,000	—	—
Proceeds from issuance of common shares	283,333	303,221	190,125
Proceeds from sale of future royalties	147,476	—	106,047
Proceeds from sale of contingently redeemable non-controlling interests	60,000	—	—
Proceeds from obligation to perform R&D services	2,124	—	—
Proceeds from issuance of common stock related to sale of future royalties	—	—	43,953
Proceeds from issuance of mandatorily redeemable preferred shares	—	125,000	—
Proceeds from exercise of warrants	—	1,998	—
Payments of issuance costs and term loan commitment fee	(4,300)	(1,150)	(2,987)
Proceeds from exercise of share options and employee share purchase plan	38,431	5,524	3,324
Payments of principal for finance leases	(2,240)	—	—
Net cash provided by financing activities	$788,824	$434,593	$340,462
Effect of exchange rates on cash, cash equivalents and restricted cash	439	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(183,496)	53,478	132,781
Cash, cash equivalents and restricted cash at beginning of period	317,727	264,249	131,468
Cash, cash equivalents and restricted cash at end of period	$134,231	$317,727	$264,249
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,983	$—	$—
Cash paid for income taxes	$2,866	$823	$333
The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation
Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us” or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. We are a biopharmaceutical company with a portfolio of innovative product candidates targeting neurological diseases, including rare disorders. The Company's lead product, NURTEC™ ODT (rimegepant), was approved by the U.S. Food and Drug Administration ("FDA") on February 27, 2020, and available by prescription in U.S. pharmacies on March 12, 2020. NURTEC ODT is the first and only calcitonin gene-related peptide ("CGRP") receptor antagonist available in a quick-dissolve orally dissolving tablet ("ODT") formulation that is approved by the FDA for the acute treatment of migraine in adults. Our other late-stage product candidates are based on multiple mechanisms — CGRP receptor antagonists, glutamate modulators and myeloperoxidase inhibition—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications.
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
Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements and public offerings, sales of revenue participation rights related to potential future royalties, and a debt financing. The Company has incurred recurring losses since its inception, had an accumulated deficit as of December 31, 2020, and expects to continue to generate operating losses during the commercial launch of rimegepant. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
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
In August 2020, the Company and Biohaven Pharmaceuticals, Inc., the Company’s wholly-owned subsidiary (together with the Company, the "Borrowers"), entered into a five-year financing agreement (the "Sixth Street Financing Agreement") with Sixth Street Specialty Lending, Inc. as administrative agent, various lenders (the "Lenders") and certain of the Company's subsidiaries, as guarantors. Pursuant to the Sixth Street Financing Agreement, the Lenders agreed to extend a senior secured credit facility to the Borrowers providing for term loans in an aggregate principal amount up to $500,000 with $275,000 drawn at closing, $100,000 of delayed draw term loans available at closing and $125,000 of delayed draw term loans available upon achievement of a certain sales milestone. On March 1, 2021, the Borrowers and certain subsidiaries of the Company entered into Amendment No.1 to the Sixth Street Financing Agreement (the "First Sixth Street Financing Amendment") with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto. Pursuant to the First Sixth Street Financing Amendment, the parties agreed to, among other things, remove the sales milestone tied to the availability of the $125,000

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation (Continued)
tranche of delayed draw term loans. As of the amendment date, the full $225,000 aggregate principal amount of delayed draw term loans are available to draw at the Borrowers’ option.
Also in August 2020, the Company entered into a funding agreement (the "2020 RPI Funding Agreement") with RPI 2019 Intermediate Finance Trust ("RPI 2019 IFT") providing for up to $250,000 of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant and entered into a share purchase agreement providing for the issuance and sale to RPI 2019 IFT of series B preferred shares for an aggregate purchase price of $200,000, payable in installments between 2021 and 2024 (the "Series B Preferred Shares"). For further detail on these August 2020 transactions see Note 4, “Fair Value of Financial Assets and Liabilities,” Note 10, “Liability Related to Sale of Future Royalties, net” and Note 19, "Debt."
In September 2020, the Company's Asia-Pacific subsidiary, BioShin Limited, issued and sold $60,000 Series A preferred shares (the "BioShin Series A Preferred Shares") to a group of investors led by OrbiMed, with participation from Cormorant Asset Management LLC, HBM Healthcare Investments Ltd, Surveyor Capital (a Citadel Company), and Suvretta Capital Management, LLC.
In December 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC, Piper Sandler & Co., SVB Leerink LLC, Canaccord Genuity LLC, Mizuho Securities USA LLC, Wedbush Securities Inc., and William Blair & Company, L.L.C., as our sales agents (the "Equity Distribution Agreement"). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell common shares having an aggregate offering price of up to $400,000 from time to time through or to the sales agents, acting as our agents or principals. For further detail on this agreement see Note 13, “Shareholders' Equity”.
Through the date of the issuance of this Form 10-K, the Company has funded its operations primarily with proceeds from sales of preferred and common shares and issuance of debt. The Company has incurred recurring losses since its inception, including net losses attributable to the Company of $766,796, $528,805, and $240,922 during the years ended December 31, 2020, 2019 and 2018, respectively, and had an accumulated deficit of $1,739,169 as of December 31, 2020. As a result of the Company’s commercial launch of NURTEC ODT, the continued development of its product candidates, and other strategic investments, the Company expects to continue to generate operating losses for the foreseeable future. As of March 1, 2021, the issuance date of these consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities as of December 31, 2020, and the funds available from the Sixth Street Financing Agreement, Series B Preferred Shares, and sales under the Equity Distribution Agreement in 2021 will be sufficient to fund its current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. The Company may need to raise additional capital until it is profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, the Company may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund its operating costs and working capital needs.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, non-cash interest expense on liability related to sale of future royalties, valuation of Series B preferred shares forward contracts and income taxes. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of December 31, 2020 cash equivalents was comprised of money market funds. The Company had no cash equivalents as of December 31, 2019.
Restricted Cash
Restricted cash included in other current assets in the consolidated balance sheets represents employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares. See Note 15 "Share-Based Compensation" for additional information on the Company's employee share purchase plan.
Restricted cash included in other assets in the consolidated balance sheets represents collateral held by a bank for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania. See Note 20 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease. The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash for the years ended December 31, 2020 and 2019, respectively, in the consolidated statements of cash flows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$132,149	$316,727
Restricted cash (included in other current assets)	1,082	—
Restricted cash (included in other assets)	1,000	1,000
Total cash, cash equivalents and restricted cash at the end of the period in the consolidated statement of cash flows	$134,231	$317,727
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
Trade Receivables, Net
The Company’s trade accounts receivable consists of amounts due from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of December 31, 2020.
Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in,

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)
first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers and contract manufacturers. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products which may be used in clinical development programs are excluded from inventory and charged to research and development expense in the consolidated statement of operations as incurred. Prior to the initial date regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on the Company’s consolidated statements of operations in the period incurred. Following FDA approval of NURTEC ODT on February 27, 2020, the Company subsequently began capitalizing costs related to inventory manufacturing.
Equity Method Investments, Including Related Impairment
Investments in non-public companies in which the Company owns less than a 50% equity interest and where it has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting. The Company's proportionate share of the net income or loss of the equity method investment is included in other income (expense), net in the consolidated statement of operations and results in a corresponding adjustment to the carrying value of the investment on the consolidated balance sheet. Dividends received reduce the carrying value of the investment.
An assessment of whether or not we have the power to direct activities that most significantly impact Kleo Pharmaceuticals, Inc. ("Kleo") economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of December 31, 2020 and December 31, 2019. After each of these assessments, we concluded that the activities that most significantly impact Kleo’s economic performance are the ability to direct its research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, we concluded that our investment in Kleo should be accounted for under the equity method.  Changes related to this assessment could have a material impact on our financial statements.
We also periodically review the carrying value of our investment in Kleo to determine if there has been an other-than-temporary decline in carrying value. A variety of factors are considered when determining if a decline in carrying value is other than temporary, including, among other factors, Kleo’s financial condition and business prospects, as well as our intent with regard to the investment.  Given the carrying value of our investment in Kleo at December 31, 2020, changes in carrying value related to the analysis of impairment of our investment in Kleo would not have a material impact on our financial statements.
In January 2021, the Company acquired the remaining 58% of Kleo's common shares that it did not previously own and ceased accounting for Kleo as an equity method investment. See Note 23 "Subsequent Events" for additional details.
Property and Equipment
Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. As of December 31, 2020 and December 31, 2019, the Company's property and equipment consisted of an office building, office equipment, computer software and computer equipment.
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
Intangible Assets
The Company had no intangible assets as of December 31, 2019. The Company paid milestone payments of $41,500 related to the FDA approval and launch of NURTEC ODT in 2020. These milestone payments were capitalized as an intangible asset, and will be amortized to cost of goods sold over the remaining expected life of the patents of 14 years. For the years ended December 31, 2020 and December 31, 2019, the Company recognized $2,413 and $0, respectively, of amortization on the asset and recorded the expense to cost of goods sold.
Estimated future amortization expense for the intangible assets subsequent to December 31, 2020 is a follows:

2021	2,895
2022	2,895
2023	2,895
2024	2,895
2025	2,895
Thereafter	24,612
39,087

Impairment of Long-lived Assets
The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company believes no impairment of long-lived assets existed as of December 31, 2020 or December 31, 2019.
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
The Company's Series A preferred shares derivative liability and Series B preferred shares forward contracts are carried at fair value, with fair value based upon Level 3 inputs described above (see Note 4). The carrying values of other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)
Derivative Instruments
The Company recognizes all derivatives at fair value either as assets or liabilities in the consolidated balance sheets and changes in fair value of such instruments are recognized in current period earnings, unless specific hedge accounting criteria are met on its derivative instruments. As of December 31, 2020, the Company accounted for its Series B preferred forward contract as a derivative instrument (see Note 4 and 11) . As of December 31, 2019, the Company accounted for certain scenarios as described in the Series A preferred shares agreement with RPI as a derivative liability (see Note 4 and 11).
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
For our real estate lease, the Company elected the practical expedient to include both the lease and non-lease components as a single component and account for it as an operating lease. In addition, payments made by the Company for improvements to the underlying asset, if the payment relates to an asset of the lessor, are recorded as prepaid rent within other assets in the consolidated balance sheets prior to lease commencement and on commencement, reclassified to the right-of-use asset. The commencement date for the Company's leased office space in Yardley, Pennsylvania occurred during the second quarter of 2020. In connection with the commencement of the office lease, the Company reclassified $2,850 for leasehold improvements related to assets of the lessor from prepaid rent to operating right-of-use asset. As of December 31, 2020, the Company had restricted cash of $1,000 included in other assets in the consolidated financial statements, which represents collateral held by a bank for an LOC issued in connection with the leased office space in Yardley, Pennsylvania. The restricted cash is deposited in a non-interest bearing account. See Note 20 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease.
For our vehicle leases, the Company elected the practical expedient to include both the lease and non-lease components as a single component and account for it as a finance lease. Each of the Company's vehicle leases are considered a single lease under a master service agreement, and each vehicle lease has a residual value guarantee equivalent to the wholesale value of the vehicle at termination of the lease. During 2020, the Company took delivery of the majority of its commercial car fleet. In connection with the vehicle leases, the Company recorded finance lease right-of-use assets in other assets and finance lease liabilities in other long-term liabilities on its consolidated balance sheet. See Note 20 "Commitments and Contingencies" for additional information on the vehicle leases.
Foreign Currency Translation
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income, net of tax, in stockholders’ equity. Foreign currency transaction gains and losses are included in other expense in the consolidated statement of operations. The Company's aggregate foreign currency transaction loss of $325 was included in determining the consolidated results for the year ended December 31, 2020. The Company's aggregate foreign currency transaction losses were immaterial for the years ended December 31, 2019 and 2018.
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

Product Returns: The Company provides Customers a return credit in the amount of the purchase price paid by Customers for all products returned in accordance with the Company’s returned goods policy. In the initial sales period, the Company estimates its provision for sales returns based on industry data and adjusts the transaction price with such estimate at the time of sale to the Customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its estimate assumption. Once the product is returned, it is destroyed. The Company does not record a right-of-return asset.
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
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of NURTEC ODT, including third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on the Company’s net product revenues and amortization of intangible assets associated with NURTEC ODT. Cost of goods sold may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. In connection with the FDA approval of NURTEC on February 27, 2020, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of NURTEC ODT were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period. These previously expensed costs were not material for the year ended December 31, 2020.

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
The Company has entered into various research and development-related contracts. These agreements are cancellable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Certain judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company's estimates. The Company's historical accrual estimates have not been materially different from the actual costs.
Non-Cash Interest Expense and Liability Related to Sale of Future Royalties
The Company accounted for the 2018 Funding Agreement with RPI Finance Trust ("RPI") and a portion of the 2020 Funding Agreement with RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) as liability financings. See Note 10 "Liability Related to Sale of Future Royalties, net" for additional details. The liability related to sale of future royalties and the related non-cash interest expense are measured based on the Company's current estimate of the timing and amount of expected future royalties expected to be paid over the estimated term of the agreements. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreements. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, the Company recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. The Company’s estimate of the amount of expected future royalties to be paid considers the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing. Additionally, the transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the agreements.
Non-Cash Interest Expense on Mandatorily Redeemable Preferred Shares
The Company accounted for the Series A preferred shares (the "Series A Preferred Shares") sold to RPI as a liability financing because, under all redemption circumstances as defined in the Series A Preferred Shares agreement (the "Preferred Share Agreement"), the Series A Preferred Shares are required to be redeemed by December 31, 2024. See Note 11 "Mandatorily Redeemable Preferred Shares, net" for additional details. The mandatorily redeemable preferred shares liability was initially measured at fair value as of the transaction date, and will be amortized under the effective interest method. Accordingly, the Company is recognizing non-cash interest expense on the mandatorily redeemable preferred shares until December 31, 2024. The transaction costs associated with the mandatorily redeemable preferred shares liability will also be amortized to non-cash interest expense on mandatorily redeemable preferred shares until termination of the liability.
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
The Company classifies non-cash share-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.
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
Advertising Costs
Advertising costs include costs of endorsement and sponsorship contracts, television, digital and print advertising, media fees and brand events. The Company's endorsement contracts are generally expensed on a straight-line basis over the term of the contract. However, certain contract elements may be accounted for differently based upon the facts and circumstances of each individual contract. Prepayments made under the contract are included in prepaid expenses and other current assets in the consolidated statement of operations. For other advertising, the Company expenses the advertising costs as incurred. The Company incurred and expensed advertising costs in the amount of $106,961 for the year ended December 31, 2020 and had no material advertising costs in 2019 and 2018. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
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
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit primarily to pharmaceutical wholesale distributors. Customer creditworthiness is monitored and collateral is not required. Historically, we have not experienced credit losses on our accounts receivable and as of December 31, 2020, allowances on receivables was not material.
As of December 31, 2020, three customers accounted for 99% of the accounts receivable balance, with each these individual customers ranging from 29% to 37% of the accounts receivable balance. The Company had no accounts receivable related to product sales in 2019.
For the year ended December 31, 2020, three customers accounted for 98% of our product sales, with these individual customers ranging from 32% to 34% of our product sales. The Company had no product sales in 2019.
Segment Information
The Company manages its operations as a single segment, focusing on serving patients affected by neurological diseases through development and commercialization of life changing therapies. Consistent with our operational structure, the Company's chief decision maker manages and allocates resources at a consolidated level. Therefore, results of our operations are reported on a consolidated basis for the purposes of assessing performance and making operating decisions. In 2020, all the Company's net product revenues were attributed to external customers in the United States and materially all the Company's long-lived assets are held in the United States.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)
Recently Adopted Accounting Pronouncements
Effective January 1, 2020 the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. This new standard amends the current guidance on the impairment of financial instruments and adds an impairment model known as current expected credit loss ("CECL") model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. The FASB subsequently issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses to clarify and address certain items related to the amendments in ASU 2016-13. ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition relief, was issued to provide entities that have certain instruments within the scope of ASC 326 with an option to irrevocably elect the fair value option under ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. The adoption of ASU 2016-13 did not have an effect on the Company's consolidated financial statements as the Company's first trade accounts receivables were recorded following the adoption.
Effective January 1, 2020 the Company adopted ASU No. 2018-15, - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), a new standard on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement ("CCA") that aligns the requirements for capitalizing implementation costs in a CCA service contract with existing internal-use software guidance. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The adoption of ASU 2018-15 did not have an effect on the Company’s consolidated financial statements.
Effective January 1, 2020 the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements. The adoption of ASU 2018-13 had no effect on the Company’s consolidated financial statements and no significant effect on the related fair value disclosures.
In March 2020, the FASB issued ASU 2020-03. This ASU improves and clarifies various financial instruments topics, including the CECL standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 on issuance. The adoption of ASU 2020-03 did not have a significant effect on the Company's consolidated financial statements.
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
In August 2020 the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update addresses issues identified as a result of the complexity associated with

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)
applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted but no earlier that fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of the standard requires changes to be made through either a modified retrospective method of transition or a fully retrospective method. In applying the modified retrospective method, the updated guidance is applied to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on its consolidated financial statements.
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security at December 31, 2020 was as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds
U.S.	$185,989	$—	$185,989	$1	$(106)	$185,884
Foreign	37,321	—	37,321	1	(21)	37,301
Total	$223,310	$—	$223,310	$2	$(127)	$223,185

The Company had no available-for-sale debt securities at December 31, 2019.
The Company had 47 available-for-sale debt securities in an unrealized loss position, with an aggregate fair value of $212,378, as of December 31, 2020. As of December 31, 2020, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis. We did not have any investments in a continuous unrealized loss position for more than twelve months as of December 31, 2020.
The fair values of debt securities available-for-sale by classification in the consolidated balance sheets were as follows:

December 31, 2020
Cash and cash equivalents	$—
Marketable securities	223,185
Total	$223,185

The net amortized cost and fair value of debt securities available-for-sale at December 31, 2020 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$215,292	$215,177
One year through two years	8,018	8,008
Total	$223,310	$223,185

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

3. Marketable Securities (Continued)
Net Investment Income
Sources of net investment income included in other under other income (expense) in the consolidated statements of operations for the year ended December 31, 2020 were as follows:

Year ended December 31, 2020
Gross investment income from debt securities available-for-sale	$168
Investment expenses	(12)
Net investment income (excluding net realized capital gains or losses)	156
Net realized capital gains (losses)	11
Net investment income	$167

The Company had no net investment income during the years ended December 31, 2019 and 2018.
We utilize the specific identification method in computing realized gains and losses. The Company had no sales of available-for-sale debt securities or resulting realized gains and losses during the years ended December 31, 2019 and 2018.
4. Fair Value of Financial Assets and Liabilities
The preparation of the Company’s consolidated financial statements in accordance with GAAP requires certain assets and liabilities to be reflected at their fair value and others to be reflected on another basis, such as an adjusted historical cost basis. In this note, the Company provides details on the fair value of financial assets and liabilities and how it determines those fair values.
Financial Instruments Measured at Fair Value on the Consolidated Balance Sheets
Certain of the Company’s financial instruments are measured at fair value on the consolidated balance sheets on a recurring basis. The fair values of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by GAAP. See Fair Value Measurements in Note 2 "Summary of Significant Accounting Policies" for a brief description of the type of valuation information (“valuation inputs”) that qualifies a financial asset or liability for each level.
Financial assets and liabilities measured at fair value on a recurring basis on the consolidated balance sheet at December 31, 2020 and 2019 were as follows:

		Fair Value Measurement as of December 31, 2020 Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	Money market funds	$6,858	$—	$—	$6,858
Marketable securities	U.S. corporate bonds	—	185,884	—	185,884
Marketable securities	Foreign corporate bonds	—	37,301	—	37,301
Total assets		$6,858	223,185	—	230,043

Liabilities:
Series B preferred shares forward contracts		—	—	14,190	14,190
Total liabilities		$—	$—	$14,190	$14,190

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
There were no securities transferred between Level 1, 2, and 3 during the years ended December 31, 2020 and 2019.
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
•Cash Equivalents
Cash equivalents at December 31, 2020 consisted of cash invested in money market funds. The carrying value of cash equivalents approximates fair value as maturities are less than three months. Since quoted prices are available in an active market, cash equivalents are classified in Level 1 of the fair value hierarchy.
•Marketable Securities
The fair values of the Company’s Level 2 debt securities are obtained from quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value.
•Series B Preferred Shares Forward Contracts
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
The Company will subsequently remeasure the fair value and recognize any gains or losses through other income (expense) in its consolidated statement of operations. From the transaction date in August 2020 through December 31, 2020 the Company recognized $14,190 expense in other expense.
The fair value of the derivative recognized in connection with the RPI Series B Preferred Share Agreement was determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative primarily relates to the difference between the fair value of the Series B Preferred Shares and the contractual future purchase price. The fair value of the Series B Preferred Shares is calculated based on the cash flows to RPI (1.77 times the original purchase price as scheduled or accelerated upon certain events, as described previously) and the Company's estimated cost of capital for those cash

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

4. Fair Value of Financial Assets and Liabilities (Continued)
flows. The cash flows to RPI are based on probability adjusted cash flows from certain scenarios outlined in the agreement that would result in accelerated payments modeled using a Monte Carlo simulation. As inputs into the valuation, the Company considered the type and probability of occurrence of certain change of control events, the amount of the payments, the expected timing of certain acceleration of payments, and a risk-adjusted discount rate. Assessing the probability of certain change of control events over a 10-year time period requires significant judgement and the successful completion of a change of control is largely dependent on the outcome of potential negotiations with a third party. Due to this uncertainty, our expectation of the probability of the timing of a change of control event at the reporting date could reasonably be different than the timing of an actual change of control event, and if so, would mean the estimated fair value could be significantly higher or lower than the fair value determined.
Upon issuance of the Series B Preferred Shares, they will qualify as mandatorily redeemable instruments and will be classified as preferred shares liabilities. The Company will then measure the liability at fair value, and subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The Company had no Series B Preferred Shares issued and outstanding as of December 31, 2020 and December 31, 2019.
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
The following table provides a roll forward of the aggregate fair value of the Company's Series B Preferred Shares Forward Contracts for which fair value is determined by Level 3 inputs for the year ended December 31, 2020:

Carrying Value
Beginning balance	$—
Change in fair value of derivative liability	14,190
Balance at December 31, 2020	$14,190

•Valuation of Series A Preferred Shares Derivative Liability
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
As inputs into the valuation, the Company considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate using credit spreads of biopharmaceutical companies in similar stages of development to the Company. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative was recorded on the balance sheet as a Series A preferred shares derivative liability with changes in fair value recorded in other income (expense) in the consolidated statements of operations.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

4. Fair Value of Financial Assets and Liabilities (Continued)
The following table provides a roll forward of the aggregate fair values of the Company's Series A preferred shares derivative liability (see Note 11) for which fair value is determined by Level 3 inputs for the years ended December 31, 2020 and December 31, 2019:

Carrying Value
Beginning balance	$33,815
Change in fair value of derivative liability	3,875
Balance at December 31, 2019	37,690
Change in fair value of derivative liability	5,131
Settlement of derivative liability	(42,821)
Balance at December 31, 2020	$—

Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets
The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the consolidated balance sheets at adjusted cost or contract value at December 31, 2020 were as follows:

	Carrying	Fair Value Measurement as of December 31, 2020 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Series A-2 Preferred Stock investment(1)	$6,000	N/A	N/A	N/A	N/A
Liabilities:
Long-term debt(2)	267,458	—	287,050	—	287,050

(1) It was not practical to estimate the fair value of this investment as it represents Series A-2 Preferred Stock of an unlisted company. On a routine basis the Company will determine if additional preferred shares of the unlisted company have been issued and will adjust the carrying value of its Series A-2 Preferred Stock investment accordingly. The Series A-2 Preferred Stock investment was recorded in other long-term assets on the consolidated balance sheets. See Artizan under Note 17 "License and Other Agreements" for additional details on the Series A-2 Preferred Stock investment.
(2) The fair value of the Company's long-term debt was determined using observable inputs, such as quoted prices in active markets for similar liabilities and other inputs that are corroborated by observable market data.
The Company had no financial assets and liabilities carried on the consolidated balance sheets at adjusted cost that required an estimated fair value at December 31, 2019.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019
Prepaid clinical trial costs	$21,173	$6,101
Prepaid manufacturing	36,040	—
Prepaid commercial costs	16,448	—
Other prepaid and current assets	14,737	5,453
	$88,398	$11,554

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
6. Equity Method Investment
In August 2016, the Company executed a stock purchase agreement with Kleo Pharmaceuticals, Inc. ("Kleo"), a privately held Delaware corporation, to purchase 3,000,000 shares of Kleo's common stock at an initial closing, with a commitment to purchase an aggregate of 5,500,000 additional shares of common stock, in each case at a share price of $1.00 per share (the "Kleo SPA"). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The Company purchased 3,000,000 shares upon the initial closing that month, and the remaining 5,500,000 shares were to be purchased in four equal tranches of 1,375,000 shares beginning six months from the initial closing and then every three months thereafter. In connection with the initial investment, the Company received the right to designate two of the members of Kleo's board of directors. The Company completed all four of the remaining tranche purchases in March, June, October 2017 and January 2018, with each tranche purchase consisting of 1,375,000 shares for cash consideration of $1,375.
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
In November 2018, the Company participated in Kleo's Series B funding raise. The Company purchased 1,420,818 shares for cash consideration of $5,000. As of the close of the Series B funding raise, and as of December 31, 2020, the Company's ownership interest in the outstanding common stock of Kleo was approximately 42.0%.
As of December 31, 2020, the Company had a variable interest in Kleo through its equity investment. Kleo is a variable interest entity due to the equity investment at risk being insufficient to finance its activities. An assessment of whether or not the Company has the power to direct activities that most significantly impact Kleo's economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of December 31, 2020 and 2019. After each of these assessments, the Company concluded that the activities that most significantly impact Kleo's economic performance are the ability to direct the research activities, the ability to select vendors to perform the research, the ability to maintain research staff and the ability to raise additional funds, each of which are directed by Kleo. Based on the outcome of these assessments, the Company concluded that the investment should be accounted for under the equity method.
The Company has recorded its investments in Kleo to date based on the costs of those investments, as adjusted for the Company's proportional share of Kleo's net income or loss in each period. The Company's ownership interest in outstanding stock of Kleo for the years ended December 31, 2020 and 2019 was approximately 42.0%. The Company records future adjustments to the carrying value of its investment at each reporting date equal to its proportionate share of Kleo's net loss for the corresponding period. The Company recorded other expense and a corresponding reduction in the carrying value of its investment in Kleo of $4,162, $6,076, and $2,808 for its proportionate share of Kleos' net loss for the years ended December 31, 2020, 2019, and 2018, respectively.
The carrying value of the Company's investment in Kleo was $1,176 and $5,338 as of December 31, 2020 and 2019, respectively, and is reported as equity method investment on the consolidated balance sheet. The carrying value of the investment represents the Company's maximum loss exposure as of December 31, 2020.
The following table provides a roll forward of the carrying value of the Company's equity method investment:

Carrying Value
Balance at December 31, 2018	$11,414
Loss recognized in connection with equity method investment	(6,076)
Balance at December 31, 2019	5,338
Loss recognized in connection with equity method investment	(4,162)
Balance at December 31, 2020	$1,176

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

6. Equity Method Investment (Continued)
On January 1, 2021, the Company and its subsidiaries Biohaven Therapeutics Ltd. (“Therapeutics”) and Kleo Acquisition, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kleo and Shareholder Representative Services LLC, which contemplates Merger Sub, subject to the terms and conditions set forth in the Merger Agreement, merging with and into Kleo, with Kleo surviving the merger as a wholly-owned subsidiary of the Company. The merger closed on January 4, 2021. For more detail see Note 23, "Subsequent Events."
7. Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Building and land	$6,858	$2,140
Building improvements	—	4,718
Computer hardware and software	1,574	1,206
Machinery & equipment	287	—
Furniture & fixtures	1,202	469
Office equipment	674	441
Construction-in-progress	860	110
	$11,454	$9,084
Accumulated depreciation	(2,114)	(932)
	$9,340	$8,152
In August 2017, the Company entered into a lease agreement to consolidate our headquarters into a free standing building in New Haven, Connecticut, which we began occupying during the fourth quarter of 2018. The Company had the option to purchase the property for $2,700 and executed that option in December 2018. See Note 20, "Commitment and Contingencies" for additional details.
Depreciation expense for property and equipment was $1,182, $629 and $261 for the years ended December 31, 2020, 2019 and 2018, respectively.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2020	2019
Accrued development milestones	$667	$12,000
Accrued employee compensation and benefits	29,447	3,521
Accrued clinical trial costs	19,887	16,476
Accrued commercialization and other professional fees	6,336	15,408
Accrued sales discounts and allowances	73,155	—
Other accrued expenses and current liabilities	36,292	4,697
	$165,784	$52,102

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
9. Inventories
Inventories consisted of the following:

As of December 31, 2020
Raw materials	931
Work-in-process	33,266
Finished goods	5,366
$39,563
The Company had no inventories as of December 31, 2019.

10. Liability Related to Sale of Future Royalties, net
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
Concurrent with the 2018 Funding Agreement, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with RPI. Pursuant to the Purchase Agreement, the Company sold 1,111,111 common shares of the Company to RPI at a price of $45.00 per share, for gross proceeds of $50,000.
The Company concluded that there were two units of account for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the 2018 Funding Agreement and $50,000 from the Purchase Agreement among the two units of account on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing share price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of account. The effective interest rate under the 2018 Funding Agreement, including transaction costs, is approximately 27% as of December 31, 2020.
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
The success-based milestone payments range from 0.6x to 2.95x of the funded amount depending on the number of regulatory approvals achieved for zavegepant (including 1.9x for the first zavegepant migraine regulatory approval) and would

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

10. Liability Related to Sale of Future Royalties, net (Continued)
be paid over a ten-year period. If the Company consummates a Change of Control, and the Buy-Back Option has not previously been exercised, RPI 2019 IFT has the option to accelerate each unpaid milestone payment which has or thereafter occurs.
The Company concluded that there were two units of account for the $150,000 in initial consideration received, which comprised of a liability related to sale of future royalties for products containing rimegepant, and a research and development arrangement with RPI 2019 IFT for zavegepant. The Company allocated the $150,000 from the 2020 RPI Funding Agreement among the two units of account based on the present value of probability adjusted net sales at the time of the transaction. The Company allocated $147,876 in transaction consideration to the liability related to sale of future royalties and $2,124 to the obligation to perform contractual services in other liabilities in the consolidated balance sheets. The transaction costs of $400 were allocated to the liability related to sale of future royalties. The effective interest rate under the 2020 RPI Funding Agreement, including transaction costs, is approximately 6% as of December 31, 2020. Since there is a substantive and genuine transfer of risk to RPI 2019 IFT for the development of zavegepant, the $2,124 of consideration allocated to the development of zavegepant is being recognized by the Company as an obligation to perform contractual services and therefore is a reduction of research and development expenses as incurred. The reduction to research and development expenses for the year ended December 31, 2020 was $345.
The following table shows the activity within the liability related to sales of future royalties account for the years ended December 31, 2020 and 2019, respectively, related to the 2018 and 2020 RPI Funding Agreements.

	Year Ended December 31,
	2020	2019
Beginning balance	$144,111	$117,515
Additional liability related to the 2020 RPI Funding Agreement, net of issuance costs	147,476	—
Royalty revenues payable to RPI	(1,543)	—
Non-cash interest expense on liability related to sale of future royalties	45,238	26,596
Ending balance	$335,282	$144,111

11. Mandatorily Redeemable Preferred Shares, net
In April 2019, the Company sold 2,495 Series A Preferred Shares (the "Series A Preferred Shares") to RPI at a price of $50,100 per preferred share pursuant to a Series A preferred share purchase agreement (the "Preferred Share Agreement"). The gross proceeds from the transaction with RPI were $125,000, with $105,000 of the proceeds used to purchase a priority review voucher ("PRV") issued by the United States Secretary of Health and Human Services to potentially expedite the regulatory review of the new drug application ("NDA") for the ODT formulation of rimegepant and the remainder of the proceeds to be used for other general corporate purposes. Pursuant to the Preferred Share Agreement, the Company may issue additional Series A Preferred Shares to RPI in up to three additional closings for an aggregate amount of $75,000. The Company was not obligated to issue any additional Series A Preferred Shares, subject to a fee up to $3,000 if not all of the Series A Preferred Shares were issued. In the third quarter of 2020, the Company determined it will not exercise the option to issue additional Series A Preferred Shares and accordingly recognized the full $3,000 fee in other expense in the consolidated statement of operations.
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
In the event that the Company defaults on any obligation to redeem Series A Preferred Shares when required, the redemption amount shall accrue interest at the rate of eighteen percent (18%) per annum. If any such default continues for at

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

11. Mandatorily Redeemable Preferred Shares, net (Continued)
least one year, the holders of such shares shall be entitled to convert, subject to certain limitations, such Series A Preferred Shares into common shares, with no waiver of their redemption rights.
The Company is required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable beginning March 31, 2021 in equal quarterly installments through December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 20%, and the Company recognized $27,623 and $12,711 in non-cash interest expense for the years ended December 31, 2020 and 2019, respectively. The Company had 2,495 Series A preferred shares issued and outstanding as of December 31, 2020 and 2019, respectively.
The following table shows the activity within the preferred share liability for the years ended December 31, 2020 and 2019, respectively:

Carrying Value
Transaction date balance	$91,185
Non-cash interest expense recognized, including transaction cost amortization	12,679
Gross balance at December 31, 2019	103,864
Less: unamortized transaction costs	(218)
Net balance at December 31, 2019	103,646

Gross Balance at December 31, 2019	103,864
Partial settlement of Series A preferred share derivative liability	42,821
Non-cash interest expense recognized, including transaction cost amortization	27,579
Gross balance at December 31, 2020	$174,264
Less: unamortized transaction costs	$(173)
Net balance at December 31, 2020	$174,091

Certain scenarios as described in the Preferred Share Agreement were determined by the Company to result in a derivative liability. The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement. As inputs into the valuation, the Company considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative was recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the consolidated statements of operations and comprehensive loss (see Note 4 for details on the fair value measurement). If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.
The Company recorded the payment for the PRV as research and development expense in the consolidated statements of operations and comprehensive loss, and as an operating cash outflow in the consolidated statements of cash flows. During the second quarter of 2019, the Company submitted NDAs for the acute treatment of migraine for the Zydis ODT and tablet formulations of rimegepant. The NDA submission of rimegepant Zydis ODT was submitted using the PRV.
Upon the FDA's approval of NURTEC ODT the Company remeasured the derivative using the inputs noted above. In the first quarter of 2020, the Company partially settled the Series A preferred shares derivative liability associated with this approval of $42,821, which modified the timing of the payment obligation related to the redeemable preferred share liability. During the second quarter of 2020, the Company recorded a $650 gain in other expense in its consolidated statement of operations.
On August 7, 2020, the Company entered into the RPI Series B Preferred Share Agreement, pursuant to which RPI agreed to invest in the Company through the purchase of up to 3,992 Series B Preferred Shares at a price of $50,100 per share. The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. Upon issuance of the Series B

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

11. Mandatorily Redeemable Preferred Shares, net (Continued)
Preferred Shares, they will qualify as mandatorily redeemable instruments and be classified as a Series B preferred shares liability. The Company will then measure the liability at fair value, and subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The Company had no Series B preferred shares issued and outstanding, as of December 31, 2020 and December 31, 2019.
12. Warrants
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
The following table provides the income (expense) related to the warrant liability that the Company recorded net within other income (expense) in the consolidated statements of operations:

	Twelve Months Ended December 31,
	2020	2019	2018
Expense from change in fair value of warrant liability	$—	$—	$(1,182)

Both warrants, each to purchase 107,500 common shares at an exercise price of $9.2911 per share, were exercised in March 2019, resulting in proceeds to the Company of $1,998.
Fox Chase Chemical Diversity Center Inc.
In May 2019, the Company entered into an agreement with Fox Chase Chemical Diversity Center Inc. ("FCCDC") for FCCDC's TDP-43 assets (the "FCCDC Agreement"). The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. As consideration, Biohaven issued 100,000 of its common shares to FCCDC valued at $5,646. The payment was recorded in research and development expense.
In addition to the common shares issued to FCCDC, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing (See Note 17). The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43. The warrant has accelerated vesting in the event of a change of control of Biohaven.
13. Shareholders' Equity
Equity Distribution Agreement
In December 2020, the Company entered into the Equity Distribution Agreement. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $400,000 from time to time through or to the sales agents, acting as our agents or principals. Sales of our common shares, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

13. Shareholders' Equity (Continued)
amended, or the Securities Act, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The sales agents may also sell our common shares by any other method permitted by law. The sales agents are not required to sell any specific amount of securities but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the sales agents and us.
Issuance of Common Shares for Sosei Heptares License Agreement
In November 2020, the Company entered into a global collaboration and license agreement with Sosei Heptares. Under the agreement, the Company paid Sosei Heptares an upfront cash payment of $5,000 and 54,617 shares valued at $4,858. In addition, Sosei Heptares will be eligible to receive additional development, regulatory and commercialization milestone payments of up to $370,000, as well as tiered royalties equal to zero to ten percent of net sales of products resulting from the collaboration. In return, the Company will receive exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders.
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
In connection with the BioShin Series A Preferred Shares issuance, BioShin Limited executed the 2020 Equity Incentive Plan ("BioShin 2020 Equity Incentive Plan") and granted options under the BioShin 2020 Equity Incentive Plan to certain employees. The compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. The Company is accounting for the expense being recognized over the requisite service period as non-controlling interest in shareholder's equity. The Company recognized $1,819 in non-controlling interest relating to the options for the year ended December 31, 2020.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

13. Shareholders' Equity (Continued)
Exercise of Related Party Warrants
In connection with a guarantee of its obligations under the Credit Agreement, the Company issued warrants, each to purchase 107,500 common shares at an exercise price of $9.9211 per share, to two of its directors. Both warrants were exercised in March 2019, and common shares settled in the second quarter of 2019 (See Note 12).
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
2018 License Agreement with AstraZeneca
In September 2018, the Company entered into a License Agreement (the “2018 AstraZeneca Agreement”) with AstraZeneca AB (“AstraZeneca”). Under the 2018 AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment of $3,000 and 109,523 shares valued at $4,080 on the settlement date (see Note 17).
Private Placements
In June 2018, pursuant to the Purchase Agreement between the Company and RPI (Note 10), the Company sold 1,111,111 common shares to RPI at a price of $45.00 per common share for net proceeds of $49,889 after deducting offering expenses of $111.
In March 2018, the Company sold an aggregate of 2,000,000 common shares in a private placement at a price of $27.50 per share, for net proceeds of $52,013 (“Private Placement”) after deducting underwriting discounts and commissions of $2,800 and other offering expenses of $187. Subsequent to the closing of the Private Placement, the Company paid BMS the $50,000 upfront payment under the BMS Amendment (see Note 17).
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
14. Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income for the year ended December 31, 2020:

Year Ended December 31,
2020
Net unrealized investment gains (losses):
Beginning of period balance	$—
Other comprehensive loss before reclassifications(1)	(113)
Amounts reclassified from accumulated other comprehensive income	(12)
Other comprehensive loss	(125)
End of period balance	(125)

Foreign currency translation adjustments:
Beginning of period balance	—
Other comprehensive income(1)	439
Other comprehensive income	439
End of period balance	439

Total beginning of period accumulated other comprehensive income	—
Total other comprehensive income	314
Total end of period accumulated other comprehensive income	$314
(1) There was no tax on other comprehensive income (loss) during the period
The Company had no accumulated other comprehensive income (loss) included in shareholders' equity as of December 31, 2019.
15. Share-Based Compensation
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
2017 Equity Incentive Plan
In April 2017, the Company's shareholders approved the 2017 Equity Incentive Plan (the "2017 Plan"), which became effective on May 3, 2017 in connection with the Company's IPO. The 2017 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share unit awards ("RSUs"),

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

15. Share-Based Compensation (Continued)
performance-based share awards and other share-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. Upon the effectiveness of the 2017 Plan, there were 7,611,971 common shares reserved for issuance under the 2017 Plan, which consisted of 2,712,741 common shares reserved for future issuance under the 2017 Plan, 4,898,858 common shares reserved for issuance upon the exercise of outstanding options granted under the 2014 Plan, and 372 unallocated common shares remaining in the 2014 Plan share pool. In January 2018, 2019, and 2020 the board of directors approved an increase in the number of common shares reserved for future issuance under the 2017 Plan of 1,437,228, 1,767,901, and 2,095,040, respectively. As of December 31, 2020, 1,400,676 common shares remained available for future issuance under the 2017 Plan. In January 2021, the Board of Directors approved an additional increase in the number of common shares reserved for future issuance under the 2017 Plan of 2,417,263.
Vesting periods are determined at the discretion of the board of directors. Stock options and RSUs typically vest over three or four years. The maximum contractual term for both stock options and RSUs is 10 years.
During the years ended December 31, 2020, 2019 and 2018, the Company granted options to purchase common shares to employees and directors of 369,338, 2,168,950 and 1,810,000, respectively. Also during the years ended December 31, 2020 and 2019, the Company granted 486,925 and 118,600 RSUs, respectively. There were no RSUs granted during the year ended December 31, 2018. The Company recorded non-cash share-based compensation expense for options and RSUs granted to employees and directors of $48,939, $46,936 and $11,246 during the years ended December 31, 2020, 2019 and 2018, respectively.
There were no options granted to non-employees during the year ended December 31, 2020. During the years ended December 31, 2019 and 2018 the Company granted options to purchase 212,625 and 145,000 common shares to non-employees, respectively. During the year ended December 31, 2020 the Company granted 30,000 RSUs to non-employees. There were no RSUs granted to non-employees during the years ended December 31, 2019 and 2018. The Company recorded non-cash share-based compensation expense for options and RSUs granted to non-employees of $3,785, $8,036 and $5,679 during the years ended December 31, 2020, 2019 and 2018, respectively.
Non-Cash Share-Based Compensation Expense
Non-cash share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three to four years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for stock options, RSUs, and the 2017 Employee Share Purchase Plan ("The ESPP") was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2020	2019	2018
Research and development expenses	$23,734	$26,284	$8,371
Selling, general and administrative expenses	33,681	28,688	8,554
	$57,414	$54,972	$16,925
Less: Share-based compensation expense attributable to non-controlling interests	1,819	—	—
Share-based compensation expense attributable to Biohaven Pharmaceutical Holding Company Ltd.	$55,595	$54,972	$16,925

As of December 31, 2020, total unrecognized compensation cost related to the unvested share-based awards was $76,690, which is expected to be recognized over a weighted average period 1.85 years.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

15. Share-Based Compensation (Continued)
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at December 31, 2020. The total intrinsic value of outstanding stock options for the years ended December 31, 2020, 2019 and 2018 was $433,879, $284,300 and $156,518, respectively. The total intrinsic value of stock options exercised for the year ended December 31, 2020 was $107,111.
The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors under the 2014 Plan and the 2017 Plan (collectively, the "Plans") were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.72%	1.90%	2.91%
Expected term (in years)	7.62	5.87	6.25
Expected volatility	68.68%	72.10%	73.03%
Expected dividend yield	—%	—%	—%
Exercise price	$57.76	$50.53	$32.35
The assumptions that the Company used to determine the grant-date fair value of stock options granted to non-employees under the Plans were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.21%	3.06%
Expected term (in years)	10.00	10.00
Expected volatility	74.04%	74.50%
Expected dividend yield	—%	—%
Exercise price	$49.73	$32.42
There were no options granted to non-employees during the year ended December 31, 2020.
As of December 31, 2020, unrecognized compensation expense related to unvested stock options totaled $57,547, which the Company expects to be recognized over a weighted-average period of 1.78 years. The Company expects approximately 2,571,356 of the unvested stock options to vest over the requisite service period.
The following table is a summary of the Company's stock option activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	9,423,015	$24.58
Granted	369,338	$57.76
Exercised	(2,150,320)	$16.72
Forfeited	(96,126)	$42.67
Outstanding as of December 31, 2020	7,545,907	$28.21	7.00	$433,879
Options exercisable as of December 31, 2020	4,974,551	$21.64	6.39	$318,747
Options vested and expected to vest as of December 31, 2020	7,545,907	$28.21	7.00	$433,879

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
As of December 31, 2020, there was $19,143 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.08 years. The total fair value of RSUs vested during the years ended December 31, 2020 and 2019 was $7,056 and $1,702, respectively.
The following table is a summary of the RSU activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock outstanding as of December 31, 2019	88,950	$57.40
Granted	516,925	$55.98
Forfeited	(15,057)	$54.78
Vested	(123,658)	$57.06
Unvested restricted stock outstanding as of December 31, 2020	467,160	$56.00

Employee Share Purchase Plan
In April 2020, the Company’s board of directors approved the rules and procedures of the 2017 Employee Share Purchase Plan (the "ESPP") approved by shareholders of the Company on May 3, 2017. The ESPP allows each eligible employee who is participating in the plan to purchase shares by authorizing payroll deductions of up to 15% of eligible earnings. Unless the participating employee has previously withdrawn from the offering, accumulated payroll deductions will be used to purchase shares on the last business day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25 worth of ordinary shares, valued at the start of the purchase period, under the ESPP in any calendar year. There is no minimum holding period associated with shares purchased pursuant to this plan. An employee’s purchase rights terminate immediately upon termination of employment.
Upon the effectiveness of the ESPP, 339,139 shares were authorized to be issued under purchase rights granted to eligible employees. The number of shares reserved for issuance automatically increases on January 1 of each calendar year, beginning on January 1, 2018 through January 1 2027, by the lesser of (1) 1% of the Company's total common shares outstanding on December 31st of the preceding calendar year, and (2) 600,000 common shares; provided that prior to the date of any such increase, the Company's board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). In January 2020, shares authorized to be issued under the ESPP increased by 523,853. Immediately prior to January 2020, 1,141,692 shares were available for future issuance under the ESPP. As of December 31, 2020, 1,467,027 shares remained available for future issuance under the ESPP. In January 2021, 600,000 additional shares were authorized to be issued under the ESPP.
The Company accounts for employee share purchases made under its ESPP using an estimate of the grant date fair value, which is determined in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized compensation expense of $2,815 for the year ended December 31, 2020. The Company values ESPP shares using the Black-Scholes model.
As of December 31, 2020, there was $1,271 of unrecognized share compensation expense related to the ESPP, which is expected to be recognized over the remaining offering period ending May 31, 2021. During the year ended December 31, 2020, 198,518 shares were issued under the ESPP.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

16 . Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(768,615)	$(528,805)	$(240,922)
Net income (loss) attributable to non-controlling interests	(1,819)	—	—
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(766,796)	$(528,805)	$(240,922)
Denominator:
Weighted average common shares outstanding—basic and diluted	58,732,415	48,489,890	39,188,458
Net loss per share attributable to Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(13.06)	$(10.91)	$(6.15)
The Company's potential dilutive securities, which include stock options, restricted share units, and warrants to purchase common shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders of the Company is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common shares	7,545,907	9,423,015	7,444,179
Warrants to purchase common shares	106,751	106,751	221,751
Restricted Share Units	467,160	88,950	—
	8,119,818	9,618,716	7,665,930

In January 2018, the anti-dilution price protection provisions contained within the warrants issued to each of the guarantor and co-guarantor of the Credit Agreement expired, and upon expiration of the provision, the Company discontinued classification of these warrants as a liability. As such, these warrants are excluded above for the year ended December 31, 2018.
17. License and Other Agreements
Yale University Agreements
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
In January 2021, the Company entered a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). Under the license agreement, Biohaven acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform. The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. As part of consideration for this license, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 common shares valued at approximately $1,000. Under the agreement, the Company may develop products based on the MoDE platform. The agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale a low single-digit percentage of sublicense income that it receives. In addition, Yale University will be eligible to receive additional development milestone payments of up to $800 and commercial milestone payments of up to $2,950. The agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first IND for a licensed product or the last to expire of a licensed patent.
For the years ended December 31, 2020, 2019 and 2018, the Company did not record any material expense, or make any milestone or royalty payments under the Yale Agreement or the Yale MoDE Agreement.
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
The Company recorded no research and development expenses during the years ended December 31, 2020, 2019 and 2018, as a result of the ALS Biopharma Agreement.
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

17. License and Other Agreements (Continued)

unless either party gives advance notice of intent to terminate. In addition, Catalent may terminate the agreement either in its entirety or terminate the exclusive nature of the agreement on a country-by-country basis if, among other things, the Company fails to meet specified development timelines, which the Company may extend in certain circumstances.
In connection with the agreement with Catalent, upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay Catalent up to $1,500 upon the achievement of specified regulatory and commercial milestones. The Company recorded the $1,500 in milestone payments as an intangible asset in its consolidated balance sheets in the first quarter of 2020, and is amortizing the expense to cost of goods sold on its consolidated statement of operations over the patent life. The Company paid $750 of the $1,500 in milestone payments to Catalent in the first quarter of 2020 and paid the remaining $750 in milestone payments in the second quarter of 2020.
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
For the years ended December 31, 2020, 2019 and 2018, the Company did not record any material expense or make any milestone or royalty payments under the Rutgers Agreement.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

17. License and Other Agreements (Continued)

The BMS Agreement will terminate on a licensed product-by-licensed product and country-by-country basis upon the expiration of the royalty term with respect to each licensed product in each country and can also be terminated if certain events occur, e.g., material breach or insolvency.
In March 2018, the Company entered into an amendment to the BMS Agreement (the “2018 BMS Amendment”). Under the 2018 BMS Amendment, the Company paid BMS an upfront payment of $50,000 in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of zavegepant, recorded in Research and Development expense in the Consolidated Statements of Operations.
In August 2020, the Company entered into a further amendment of the BMS Agreement (the “August 2020 BMS Amendment”). Under the August 2020 BMS Amendment, the Company paid BMS an upfront payment of $5,000 in return for a reduction in the royalties payable on net sales of rimegepant and zavegepant in China, with percentages in the low- to mid-single digits. In addition, the Company is obligated to pay up to $22,500 for each licensed product upon the achievement of commercial milestones in China. The August 2020 BMS Amendment also amended the BMS Agreement to remove sales in China from the commercial milestone payment obligations.
In November 2020, the Company entered into a further amendment of the BMS Agreement (the “November 2020 BMS Amendment”). Under the November 2020 BMS Amendment, certain exclusivity provisions under the BMS Agreement are waived which permits the Company to develop certain CGRP compounds licensed by the Company from Heptares Therapeutics Limited (“Heptares”). Under the November 2020 Amendment, if the Company initiates clinical development of a Heptares compound prior to July 8, 2023, the Company is obligated to pay BMS certain fees based on net sales of the Heptares compounds from low single percentage to 10% and pay up to $17,500 for each Heptares compound upon the achievement of certain development milestones and up to $150,000 for each Heptares compound upon the achievement of certain commercial milestones. No fees or milestones are due by the Company to BMS for Heptares compounds that begin clinical trials after July 8, 2023
The BMS License Agreement continues to provide the Company with exclusive global development and commercialization rights to rimegepant, zavegepant and related CGRP molecules, as well as related know-how and intellectual property.
In connection with the BMS Agreement, upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay BMS $40,000 in milestone payments. The Company recorded the $40,000 in milestone payments as an intangible asset on its consolidated balance sheets in the first quarter of 2020, and will amortize the expense to cost of goods sold on its consolidated statement of operations and comprehensive loss over the patent life. The Company paid $20,000 of the $40,000 in milestone payments to BMS in the first quarter of 2020 and the remaining $20,000 in milestone payments in the third quarter of 2020.
In connection with the BMS Agreement, the Company was required to pay $2,000 to BMS on commencement of a Phase 1 clinical trial, $4,000 on commencement of a Phase 2 clinical trial, and $6,000 on commencement of a Phase 3 clinical trial, for certain milestones relating to the development of zavegepant. Accordingly, the Company recognized these liabilities in accrued expenses within the consolidated balance sheets in the fourth quarter of 2018, first quarter of 2019, and fourth quarter of 2019, respectively. Per the BMS Agreement, the $2,000 and $4,000 payment obligations under the agreement were deferred until the earlier of FDA approval of rimegepant or the discontinuation of the rimegepant development program. Upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay BMS the $2,000 and $4,000 milestone payments for the commencement of the Phase 1 and Phase 2 clinical trials of zavegepant, respectively, and made the milestone payments in the second quarter of 2020. The Company paid the $6,000 milestone payment following the commencement of the Phase 3 clinical trial of zavegepant in the fourth quarter of 2020.
The Company recorded $5,000, $17,500, and $2,000 of research and development expense related to the BMS Agreement during the year ended December 31, 2020, for a reduction in royalties payable on net sales of rimegepant and zavegepant in China and for the years ended December 31, 2019 and 2018, respectively, for the achievement of specified milestones. In addition, for the year ended December 31, 2020, the Company recorded $6,346 in royalty expense in cost of goods sold on the consolidated statement of operations under the BMS agreement. The Company recorded no royalty expense related to the BMS agreement in 2019 and 2018.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

17. License and Other Agreements (Continued)

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
The 2016 AstraZeneca Agreement expires upon the expiration of the patent rights under the agreement or on a country-by-country basis ten years after the first commercial sale and can also be terminated if certain events occur, e.g., material breach or insolvency.
For the years ended December 31, 2020, 2019 and 2018, the Company did not record any material expense or make any milestone or royalty payments under the 2016 AstraZeneca Agreement.
Revenue Participation Rights
In June 2018, pursuant to the 2018 RPI Funding Agreement entered into by the Company and RPI (See Note 10 for additional details), the Company granted to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the 2018 RPI Funding Agreement, in exchange for $100,000 in cash. Specifically, the participation rate commences at 2.1 percent on annual global net sales of up to and equal to $1,500,000, declining to 1.5 percent on annual global net sales exceeding $1,500,000.
In connection with the 2018 RPI Funding Agreement, the Company recorded $41,908, $26,580, and $11,726 in non-cash interest expense on its liability related to sale of future royalties for the years ended December 31, 2020, 2019 and 2018, respectively. The Company paid $597 under the 2018 RPI Funding Agreement during the year ended December 31, 2020, and no payments under the 2018 RPI Funding Agreement in 2019 and 2018.
In August 2020, pursuant to the 2020 RPI Funding Agreement, the Company sold sales-based participation rights on global net sales of products containing zavegepant and rimegepant to RPI 2019 IFT for aggregate funding of $250,000, payable in two tranches. For further details on the transaction see Note 10 “Liability Related to Sale of Future Royalties, net.”
In connection with the 2020 RPI Funding Agreement, the Company recorded $3,330 in non-cash interest expense on its liability related to sale of future royalties for the year ended December 31, 2020. The Company paid $70 under the 2020 RPI Funding Agreement during year ended December 31, 2020.
2018 License Agreement with AstraZeneca
In September 2018, the Company entered into an exclusive license agreement (the "2018 AstraZeneca Agreement") with AstraZeneca, pursuant to which AstraZeneca granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, including BHV-3241. Under the 2018 AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment of $3,000 and 109,523 shares valued at $4,080 on the date of settlement, both of which were included in research and development expense, and is obligated to pay milestone payments to AstraZeneca totaling up to $55,000 upon the achievement of specified regulatory and commercial milestones and up to $50,000 upon the achievement of specified sales-based milestones. In addition, we will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of specified approved products, subject to specified reductions.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

17. License and Other Agreements (Continued)

The Company plans to conduct a Phase 3 clinical trial of this product candidate, which is now referred to as verdiperstat, for the treatment of multiple system atrophy (“MSA”), a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. The Company is now solely responsible, and has agreed to use commercially reasonable efforts, for all development, regulatory and commercial activities related to verdiperstat. The Company may sublicense its rights under the agreement and, if it does so, will be obligated to pay a portion of any milestone payments received from the sublicense to AstraZeneca in addition to any milestone payments it would otherwise be obligated to pay.
The Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country and can also be terminated if certain events occur, e.g., material breach or insolvency.
For the years ended December 31, 2020, 2019 and 2018, excluding the upfront payments noted above, the Company did not record any material expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.
Fox Chase Chemical Diversity Center Inc. Agreement
In May 2019, Biohaven entered into the FCCDC Agreement in which the Company purchased certain intellectual property relating to the TDP-43 protein from FCCDC. The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. As consideration, Biohaven issued 100,000 of its common shares to FCCDC valued at $5,646. The payment was recorded in research and development expense in the consolidated statements of operations for the year ended December 31, 2019.
In addition, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing. The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43 (see Note 12 for additional details).
In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan, which was amended in November 2020, that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by the Company up to approximately $3,800 over a period of up to 30 months as success fees for research activities by FCCDC. In addition to the milestone payments, the Company will pay FCCDC an earned royalty equal to zero to ten percent of net sales of any TD-43 patent products with a valid claim as defined in the FCCDC Agreement. The Company may also license the rights developed under the FCCDC Agreement and, if it does so, will be obligated to pay a portion of any payments received from such licensee to FCCDC in addition to any milestones payments it would otherwise be obligated to pay. The Company is also responsible for the prosecution and maintenance of the patents related to the TDP-43 assets.
The FCCDC Agreement terminates on a country-by-country basis and product-by-product basis upon expiration of the royalty term for such product in such country and can also be terminated if certain events occur, e.g., material breach or insolvency.
The Company recorded $1,500 in research and development expense in the consolidated statements of operations related to the Research Plan milestones with FCCDC during the year ended December 31, 2020. Excluding the upfront payments noted above, the Company recorded no expense related to this agreement in 2019 and 2018.
Sosei Heptares
In November 2020, the Company entered into a global collaboration and license agreement with Heptares Therapeutics Ltd. (the "Heptares Agreement") to obtain rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders. The portfolio includes the lead candidate BHV-3100 (also known as "HTL0022562"), which has advanced through preclinical development demonstrating promising and differentiated properties for further investigation in human trials. As part of consideration for this license, the Company paid Sosei Heptares an upfront cash payment of $5,000 and 54,617 shares valued at $4,858, both of which were included in research and development expense on the consolidated statement of operations. In addition, Sosei Heptares will be eligible to receive additional development, regulatory and commercialization milestone payments of up to $370,000, as well as earned royalties equal to zero to ten percent of net sales of products resulting from the collaboration. The royalty payments are payable on a country-by-country and licensed product-by-licensed product basis from the date of commercial launch of a licensed product by Biohaven until the later of: (a) the expiration of the last valid claim covering the composition of matter of such licensed product, or its use or manufacture, in such country; (b) expiration of the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

17. License and Other Agreements (Continued)

regulatory exclusivity period for such licensed product in the relevant country; and (c) ten (10) years following the date of the commercial launch of such licensed product in the relevant country.
Biohaven has the right to terminate the Heptares Agreement for any reason or no reason: (a) in its entirety during the research term on one hundred and eighty (180) days’ written notice to Sosei Heptares; and (b) following the end of the research term, in its entirety or on a country-by-country basis, on ninety (90) days’ prior written notice to Sosei Heptares. Biohaven will remain liable to pay (a) any milestone payments that have become due for payment and/or (b) royalty payments on net sales by Biohaven, in each case (a) and (b) on or before the termination date.
Heptares has the right to terminate the Heptares Agreement on thirty (30) days’ written notice to Biohaven if after the end of the research term, for a continuous period of not less than three hundred and sixty five (365) days, no material Development activities have been undertaken by or on behalf of Biohaven on any licensed product; provided that, at least three (3) months prior to exercising such termination right Heptares must notify Biohaven of its concerns and the parties shall discuss in good faith the reasons why Biohaven is not undertaking such material development activities and its plans for recommencing such activities.
For the year ended December 31, 2020, in addition to the upfront payments noted above, the Company recorded $800 in research and development expense related to the Heptares Agreement.
Artizan Biosciences Inc
In December 2020, Biohaven entered into an Option and License Agreement with Artizan Biosciences Inc (the "Artizan Agreement"). Pursuant to the Artizan Agreement, Biohaven acquired an option (“Biohaven Option”) to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products in the United States. The Biohaven Option is exercisable throughout the development phase of the products at an exercise price of approximately $4,000 to $8,000, which varies based on the market potential of the products. Biohaven and Artizan have also formed a JSC to oversee, review and coordinate the product development activities with regard to all products for which Biohaven has (or has exercised in the future) the Biohaven Option.
In December 2020, simultaneously with the Option and License Agreement, the Company and Artizan entered into a Series A-2 Preferred Stock Purchase Agreement, under which Biohaven acquired 34,472,031 shares of series A-2 preferred stock (the “Series A-2 Preferred Stock”) of Artizan, for a total purchase price of approximately $6,000. The purchase price will be paid in shares of Biohaven’s common stock. The Company recorded the fair value of the Series A-2 Preferred Stock as an other asset on its consolidated balance sheets and a corresponding liability in other current liabilities.
Moda Pharmaceuticals LLC.
On January 1, 2021, the Company entered into a consulting services agreement with Moda Pharmaceuticals LLC (the "Moda Agreement") to further the scientific advancement of technology, drug discovery platforms (including the technology licensed under the Yale MoDE Agreement), product candidates and related intellectual property owned or controlled by the Company.
Under the Moda Agreement, the Company paid Moda an upfront cash payment of $2,700 and 37,836 shares valued at approximately $3,243. In addition, Moda will be eligible to receive additional development milestone payments of up to $81,612 and commercial milestone payments of up to $30,171. The Moda Agreement has a term of four years and may be terminated earlier by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default.
18. Income Taxes
As a company incorporated in the British Virgin Islands ("BVI"), the Company is principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company's income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from its losses incurred in the BVI during each reporting period and no net operating loss carryforwards will be available to the Company for those losses.
As a company principally subject to taxation in the BVI, the Company's foreign income relates to the operations of our non-BVI subsidiaries operating in the U.S., Ireland, and China. The Company has historically outsourced all of the research and clinical development for its programs under a master services agreement with Biohaven Pharmaceuticals, Inc., a Delaware corporation ("BPI"). As a result of providing services under this agreement and profit from US commercial sales of NURTEC

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

18. Income Taxes (Continued)
ODT, BPI was profitable during the years ended December 31, 2020, 2019 and 2018, and BPI is subject to taxation in the United States.
Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
BVI	$(421,948)	$(541,625)	$(246,829)
Foreign	(336,440)	13,239	6,374
Loss before provision for income taxes	$(758,388)	$(528,386)	$(240,455)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Current income tax provision:
BVI	$—	$—	$—
Foreign	10,227	419	467
Total current income tax provision	10,227	419	467
Deferred income tax provision (benefit):
BVI	—	—	—
Foreign	—	—	—
Total deferred income tax provision (benefit)	—	—	—
Total provision for income taxes	$10,227	$419	$467
A reconciliation of the BVI statutory income tax rate of 0% to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
BVI statutory income tax rate	0.0%	0.0%	0.0%
Foreign tax rate differential	(121.2)	0.3	0.6
Tax credits	(1.4)	(2.2)	(3.5)
Tax reserves	0.7	0.0	0.0
Change in valuation allowance	124.6	1.9	3.4
Share-based compensation	(0.9)	0.0	0.0
Other	(0.5)	0.1	(0.3)
Effective income tax rate	1.3%	0.1%	0.2%

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

18. Income Taxes (Continued)
Net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2020	2019
Deferred tax assets:
Tax credits	$17,321	$21,083
Accrued bonus	5,422	—
Net operating losses	44,839	—
Interest expense carryforward	8,241	—
Intangible assets	875,000	—
Share-based compensation	16,737	—
Lease liabilities	3,522	—
Other	610	1
Valuation allowance	(965,338)	(20,728)
Total deferred tax assets	6,354	356
Deferred tax liabilities:
Right-of-use assets	(3,522)	—
Other	(2,832)	(356)
Total deferred tax liabilities	(6,354)	(356)
Net deferred tax asset (liability)	$—	$—
In August 2020, the Company completed an intra-entity asset transfer of certain of its intellectual property to the Company’s Irish subsidiary. As a result of the transfer, the Company recorded a deferred tax asset of $875,000. The recognized deferred tax benefit represents the difference between the basis of the intellectual property for financial statement purposes and the basis of the intellectual property for Irish tax purposes. The increase in the Company’s foreign net operating losses and interest expense carryforward is a result of the Company centralizing its operating company in Ireland. Based on its analysis of all available objective evidence, the Company concluded that it was more likely than not that the deferred tax assets from the intra-entity transfer will not be realized due to the lack of net operating income history of its subsidiary. Therefore, the Company established a full valuation allowance against its net deferred tax asset in Ireland.
As of December 31, 2020, the Company had foreign net operating loss carryforwards of $358,716, which can be carried forward indefinitely. The Company had federal and state research and development credits of $9,302 and $1,469, respectively, as December 31, 2020, which begin to expire in 2037. As of December 31, 2020, the Company had federal orphan drug credits of $6,550, which begin to expire in 2038. As of December 31, 2020, we evaluated our US deferred tax assets and determined that a full valuation allowance on these assets was appropriate due to excess credits.
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
The change in the valuation allowance for deferred tax assets during the year ended December 31, 2020 was due primarily to the intra-entity transfer of certain intellectual property for which the Company has established a full valuation allowance. The changes for the years ended December 31, 2019 and 2018 were due to the generation of excess credits.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

18. Income Taxes (Continued)
The following table represents a roll-forward of our valuation allowance on deferred tax assets:

	Year Ended December 31,
	2020	2019	2018
Valuation allowance as of beginning of year	$20,728	$10,957	$2,784
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	944,610	9,771	8,173
Valuation allowance as of end of year	$965,338	$20,728	$10,957
The Company followed the authoritative guidance for recognizing and measuring uncertainty in income taxes for tax positions taken or expected to be taken in a tax return.
The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

	Year Ended December 31,
	2020	2019	2018
Beginning of period balance	$—	$—	$—
Increase for tax positions taken during the current period	5,790	—	—
Decreases for tax positions taken during a prior period	—	—	—
End of period balance	$5,790	$—	$—
The unrecognized tax benefits relate primarily to issues common among multinational corporations. All of these unrecognized tax benefits, if recognized, would impact the Company's effective income tax rate. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020, the total amount of accrued interest and penalties were not significant. We estimate that it is reasonably possible that within the next 12 months, none of our gross unrecognized tax benefits, could reverse affecting the effective income tax rate in future periods.
The Company files income tax returns in the U.S. federal, state and several foreign jurisdictions. The U.S. federal and foreign jurisdictions returns are subject to tax examinations for the tax year ended December 31, 2017 and subsequent years. There are currently no income tax examinations pending.
19. Debt
In August 2020, the Borrowers entered into the Sixth Street Financing Agreement, pursuant to which the Lenders agreed to extend a senior secured credit facility to the Company providing for term loans in an aggregate principal amount up to $500,000 plus any capitalized interest paid in kind. The facility initially consisted of an initial term loan of $275,000, which the Borrowers borrowed at closing, and delayed draw term loans in an aggregate principal amount not exceeding $225,000, available until August 31, 2021, with $100,000 of the delayed draw term loans currently available at the Borrowers' option. The remaining $125,000 in delayed draw term loans would have become available if net sales from NURTEC ODT during the first quarter of 2021 or second quarter of 2021 equal at least $45,000. The facility terminates and the term loans become due and payable in August 2025.
On March 1, 2021, the Borrowers and certain subsidiaries of the Company entered into the First Sixth Street Financing Amendment with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto. Pursuant to the First Sixth Street Financing Amendment, the parties agreed to, among other things, remove the sales milestone tied to the availability of the $125,000 tranche of delayed draw term loans. As of the amendment date, the full $225,000 aggregate principal amount of delayed draw term loans are available to draw at the Borrowers’ option.
Each term loan drawn under the facility will bear floating interest on the unpaid principal amount at a rate per annum equal to the three-month LIBOR rate, adjusted for applicable reserve requirements, and subject to a floor of 1.00%, plus 9.00%. Interest on amounts borrowed under the facility will be payable quarterly. The contractual interest rate as of December 31, 2020 was 10.00% and the effective interest rate is approximately 11.50%. The interest expense, including amortization of loan issuance costs, for the year ended December 31, 2020, was $11,975. For each borrowing under the facility, the Company has the right to elect to pay up to 4.00% per annum of the interest on the term loans comprising such borrowing in the form of

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

19. Debt (Continued)
payment in kind for the first eight fiscal quarters after the date of such borrowing. The Company elected to pay in kind the maximum amount for its interest payment made in September 2020 and December 2020.
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
The following table is a summary of the Company’s borrowing as of December 31, 2020:

December 31, 2020
Long-term debt
Floating rate note due August 2025 (10.00% at December 31, 2020)(1)	$279,478
Total debt principal	279,478
Unamortized debt discount and issuance costs	(12,020)
Long-term debt	$267,458
(1) Includes $4,478 of paid in kind interest that was added to the principal during the year ended December 31, 2020
The following is a summary of the Company's required repayments of debt principal due during each of the next five years and thereafter, as of December 31, 2020:

2021	$—
2022	—
2023	6,987
2024	20,961
2025	251,530
Thereafter	—
$279,478

20. Commitments and Contingencies
Lease Agreements
During the second quarter of 2020, the Company took occupancy of the premises associated with its Yardley office lease, which was determined to be an operating lease. The Company had no active leases prior to the second quarter of 2020 other than a short-term lease of temporary office space. The short-term lease terminated when the Company took occupancy of the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

20. Commitments and Contingencies (Continued)
premises. Also during 2020, the Company took delivery of most of its commercial fleet leases, which were determined to be finance leases. See "Real Estate Lease" below for additional details for the office lease. See "Commercial Fleet Leases" below for additional details for the commercial fleet leases.
The following table summarizes our lease assets and liabilities as of December 31, 2020:

	Balance Sheet Location	Financing	Operating
Right-of-use asset	Other assets	$13,900	$5,981
Accumulated amortization	Other assets	$2,284	$—
Lease liabilities (current)	Accrued expenses and other current liabilities	$5,640	$675
Lease liabilities (noncurrent)	Other long-term liabilities	$8,361	$2,929

The following table summarizes our lease related costs for the year ended December 31, 2020:

	Statement of Operations and Comprehensive Loss Location	Year ended December 31, 2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expense	$2,284
Interest on lease liabilities	Interest expense	331
Operating lease cost	Selling, general and administrative expense	676
Short-term lease cost	Selling, general and administrative expense	64
Variable lease cost	Selling, general and administrative expense	82
Total lease cost		$3,437

The Company recognized no material lease costs in 2019 and 2018.
The following table summarizes supplemental cash flow information for the year ended December 31, 2020:

Year ended December 31, 2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$266
Operating cash flows from operating leases	$202
Financing cash flows from finance leases	$2,240
Right-of-use assets obtained in exchange for new finance lease liabilities	$16,184
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$3,681
(1) This figure excludes $2,850 of opening adjustments to the right-of-use operating asset due to leasehold improvements originally classified in other assets and transferred to the right-of-use operating asset at lease commencement.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

20. Commitments and Contingencies (Continued)
The following table summarize maturities of lease liabilities as of December 31, 2020:

Year	Financing	Operating	Total
2021	$5,640	$675	$6,315
2022	5,636	689	6,325
2023	3,653	703	4,356
2024	—	717	717
2025	—	731	731
Thereafter	$—	$1,315	$1,315

The following table is the reconciliation of lease liabilities as of December 31, 2020:

	Financing	Operating	Total
Total undiscounted lease liability	$14,929	$4,830	$19,759
Imputed interest	928	1,226	2,154
Total discounted lease liability	$14,001	$3,604	$17,605

Weighted-average remaining lease term (years)	2.56	6.75	3.42
Weighted-average discount rate	5.19%	9.07%	6.14%

Real Estate Leases
In August 2017, the Company entered into a lease agreement for office space and the related property for its United States ("US") headquarters in New Haven, Connecticut, which it began occupying during the fourth quarter of 2018. The lease commenced on January 1, 2018 and had a term of 85 months, with the ability to extend to 120 months. The Company had the option to purchase the property for $2,700 and executed that option in December 2018 and therefore has no remaining lease obligation related to its US headquarters building. The Company recorded $43 in rent expense for this lease in selling, general and administrative expense on its consolidated financial statements in 2018.
In August 2019, the Company entered into a lease agreement for office space in Yardley, Pennsylvania to support expansion of the Company's commercial operations in anticipation of the NURTEC ODT commercial launch. The lease commenced in the second quarter of 2020. It has a term of 88 months, with the ability to extend to 148 months. The Company continuously reassesses its strategic objectives and resulting capital deployment strategy. Therefore, at lease commencement the Company determined that the extension was not reasonably certain and did not include the extension in the lease term when calculating the right-of-use asset and lease liability. The Company had restricted cash of $1,000, as of December 31, 2020 and December 31, 2019, included in other assets in the consolidated financial statements, which represents collateral held by a bank for a letter of credit issued in connection with the lease. The restricted cash is invested in a non-interest bearing account.
The lessor provided the Company with a temporary space to occupy while leasehold improvements were completed prior to the lease commencement date. With the exception of the first month's rent payment made on execution of the lease, the Company was not required to pay rent until August 2020. The Company determined there were two units of account for the lease, one for use of the temporary space, with a duration from the lease execution date to the lease commencement date and another for the use of the premises, with a duration from the lease commencement date to the lease termination date. The two units of account are being treated as two separate operating leases.
Since the Company expected to occupy the temporary space for less than 12 months, the Company did not record a right-of-use asset and lease liability on its balance sheet for the temporary space. The Company recognized no material expense related to the temporary space. Since there were no cash payments for use of the temporary space, the rent expense recognized for the use of the temporary space is being treated as a deferred rent liability in other long-term liabilities in the Company's

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

20. Commitments and Contingencies (Continued)
consolidated balance sheet. As the Company makes lease payments on the premises, a portion of each lease payment will be used to reduce the deferred rent liability.
During the second quarter of 2020, the Company began occupying the premises after the landlord substantially completed all agreed upon improvements to the office space. The Company determined the lease to be an operating lease and used an estimate of its incremental borrowing rate at lease commencement to discount the future lease commitments.
In November 2020, the Company's Irish subsidiary entered into a license agreement in Dublin, Ireland for approximately 1,000 square feet of office space to support its operations. Upon execution of the agreement, the licensor agreed to provide the Company a temporary space to occupy at no additional cost until building improvements are complete. The license commencement date is expected to be in January 2021. Once the license commences, the license term is 36 months, with an automatic renewal option equal to the current term of the license but no less than 3 months until the license is terminated by Biohaven or the licensor. Since the license give the Company the right to control the use of the office space, the Company determined that the license should be account for a lease.
Commercial Fleet
During 2020, the Company took delivery of a majority of its commercial car fleet. Each commercial fleet lease has a term of 36 months, and the wholesale value of the vehicle at lease termination is guaranteed by the Company. In addition, the Company can terminate the vehicle leases at any time without a significant penalty. For the discount rate, the Company used its incremental borrowing rate, which it believes approximates the rate implicit in the commercial fleet leases.
Research Commitments
The Company has entered into agreements with several contract research organizations to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements. The Company did not have material unpaid minimum payments as of December 31, 2020 or 2019.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company's amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or 2019.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2020, there were no matters which would have a material impact on the Company's financial results.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

21. Related Party Transactions
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
License Agreement with Yale
On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 17). Yale is a related party because the Company's Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement. As partial consideration for the license under the Yale Agreement, on September 30, 2013, the Company issued to Yale 250,000 common shares, representing 5.1% of the Company's then outstanding equity on a fully diluted basis. The fair value of the shares, totaling $152, was recognized as research and development expense at the time of issuance of the shares. During the years ended December 31, 2020, 2019 and 2018, the Company recognized no material research and development expense under the Yale Agreement, and as of December 31, 2020 and 2019, the Company owed no amounts to Yale.
In January 2021, the Company entered into an exclusive license agreement with Yale University for the development and commercialization of Yale's extracellular target degrader platform. For more detail see Note 23, "Subsequent Events."
Guarantor and Co-Guarantor Warrants
The Guarantor and Co-Guarantor of the Credit Agreement with Wells Fargo are each shareholders and members of the board of directors of the Company. The Company issued warrants to the Guarantor and Co-Guarantor in exchange for their respective guaranties (see Note 12). The warrants were issued on January 26, 2017, pursuant to which each director received a warrant to purchase 107,500 common shares at an exercise price of $9.2911 per share. Both warrants were exercised in March 2019 and common shares settled in the second quarter of 2019.
Kleo Pharmaceuticals, Inc.
The Company has an investment in the common stock of Kleo (see Note 6). Kleo is a related party because the Company has determined that it exercises significant influence over the operating and financial policies of Kleo. In connection with its investment in Kleo, the Company received the right to designate two members of Kleo’s board of directors. The Company completed the last of four scheduled tranche purchases in January 2018, consisting of 1,375,000 shares for cash consideration of $1,375. In November 2018, the Company participated in Kleo's Series B funding raise. The Company purchased 1,420,818 shares for cash consideration of $5,000. As of December 31, 2020, the Company owned approximately 42% of Kleo's outstanding capital stock. The Company has also entered into a clinical development master services agreement with Kleo to assist Kleo with clinical development. As of December 31, 2020, the Company had not performed material services or received any payments under this agreement.
On January 1, 2021, the Company and its subsidiaries Therapeutics and Merger Sub entered into the Merger Agreement with Kleo and Shareholder Representative Services LLC, which contemplates Merger Sub, subject to the terms and conditions set forth in the Merger Agreement, merging with and into Kleo, with Kleo surviving the merger as a wholly-owned subsidiary of the Company. The merger closed on January 4, 2021. For more detail see Note 23, "Subsequent Events."

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

22. Quarterly Financial Data (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Product revenue, net	$1,151	$9,698	$17,664	$35,114
Cost of goods sold	424	3,058	4,244	9,968
Gross profit	727	6,640	13,420	25,146
Operating expenses:
Research and development	56,070	42,425	57,044	73,459
Selling, general and administrative	95,601	124,802	119,533	122,387
Total operating expenses	151,671	167,227	176,577	195,846
Loss from operations	(150,944)	(160,587)	(163,157)	(170,700)
Other income (expense):
Interest expense	(56)	(172)	(4,608)	(7,800)
Non-cash interest expense on mandatorily redeemable preferred shares	(5,561)	(6,993)	(7,310)	(7,759)
Interest expense on non-recourse debt related to sale of future royalties	(8,425)	(11,570)	(11,955)	(13,288)
Change in fair value of derivatives	(5,781)	650	(1,940)	(12,250)
Loss from equity method investment	(1,380)	(1,485)	(607)	(690)
Other	(96)	(119)	(3,062)	(743)
Total other income (expense), net	(21,299)	(19,689)	(29,482)	(42,530)
Loss before provision for income taxes	(172,243)	(180,276)	(192,639)	(213,230)
Provision for income taxes	694	658	3,989	4,886
Net loss	(172,937)	(180,934)	(196,628)	(218,116)
Less: net income (loss) attributable to non-controlling interests	—	—	(1,439)	(380)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(172,937)	$(180,934)	$(195,189)	$(217,736)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(3.07)	$(3.08)	$(3.27)	$(3.62)
Weighted average common shares outstanding—basic and diluted	56,412,439	58,742,329	59,677,989	60,071,793

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

22. Quarterly Financial Data (Continued)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Operating expenses:
Research and development(1)	$41,003	$175,977	$61,674	$66,019
Selling, general and administrative	13,462	23,235	28,782	68,970
Total operating expenses	54,465	199,212	90,456	134,989
Loss from operations	(54,465)	(199,212)	(90,456)	(134,989)
Other income (expense):
Non-cash interest expense on mandatorily redeemable preferred shares	—	(3,955)	(4,378)	(4,378)
Interest expense on non-recourse debt related to sale of future royalties	(6,813)	(5,151)	(7,308)	(7,308)
Change in fair value of derivatives	—	(1,263)	(1,717)	(895)
Loss from equity method investment	(900)	(1,415)	(1,993)	(1,768)
Other	(17)	(16)	8	3
Total other income (expense), net	(7,730)	(11,800)	(15,388)	(14,346)
Loss before provision for income taxes	(62,195)	(211,012)	(105,844)	(149,335)
Provision for income taxes	109	58	323	(71)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(62,304)	$(211,070)	$(106,167)	$(149,264)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(1.41)	$(4.67)	$(2.04)	$(2.85)
Weighted average common shares outstanding—basic and diluted	44,242,070	45,226,434	52,077,240	52,285,999
(1) Includes one-time $105 million payment for a priority review voucher to expedite the regulatory review of NURTEC ODT (rimegepant) in the second quarter of 2019.
23. Subsequent Events
Acquisition of Kleo Pharmaceuticals, Inc.
On January 1, 2021, the Company and its subsidiaries Biohaven Therapeutics Ltd. (“Therapeutics”) and Kleo Acquisition, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kleo Pharmaceuticals, Inc. (“Kleo”) and Shareholder Representative Services LLC, which contemplates Merger Sub, subject to the terms and conditions set forth in the Merger Agreement, merging with and into Kleo, with Kleo surviving the merger as a wholly-owned subsidiary of the Company. The merger closed on January 4, 2021.
In the merger, each share of Kleo common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive (i) approximately 0.007 of a common share of the Company, rounded up to the nearest whole share, (ii) one contingent value right, as further described below, and (iii) certain other amounts to extent released from escrows established to provide for indemnification claims.
The merger values Kleo at approximately $20,000, exclusive of the value of the contingent value rights, and the Merger Agreement provides for approximately $1,000 of holdbacks to provide for indemnification claims. Prior to the consummation of the merger, the Company owned approximately 41.9% of the outstanding shares of Kleo through its subsidiary Therapeutics, resulting in an aggregate maximum of 116,007 common shares of the Company being issued to Kleo stockholders in the merger, assuming each Kleo stockholder is an accredited investor entitled under the Merger Agreement to receive common shares of the Company.
In the merger, each share of Kleo common stock received one contingent value right, representing the right to receive one dollar in cash if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the U.S. Food

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

23. Subsequent Events (Continued)
and Drug Administration prior to the expiration of 30 months following the effective time of the merger. The maximum amount payable pursuant to the contingent value rights is approximately $17,300.
The Merger Agreement contains various representations and warranties, covenants, indemnification obligations and other provisions customary for transactions of this nature. Kleo’s employees, other than its President and CFO, will be retained as part of the merger.
Pursuant to the Merger Agreement, the Company has agreed to prepare and file a registration statement permitting Kleo stockholders to offer and sell the common shares of the Company issued in the merger.
Yale MoDE Agreement
On January 1, 2021, the Company entered into a worldwide, exclusive license agreement for the development and commercialization of a novel Molecular Degrader of Extracellular Protein (MoDEs) platform based on ground-breaking research conducted in the laboratory of Professor David Spiegel at Yale University. Under the license agreement, Biohaven acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDEs platform.
Under the agreement, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 shares valued at $1,000. In addition, Yale University will be eligible to receive additional development milestone payments of up to $800 and commercial milestone payments of up to $2,950.
Consulting Agreement with Moda Pharmaceuticals LLC
On January 1, 2021, the Company entered into a consulting services agreement with Moda Pharmaceuticals LLC to further the scientific and commercial advancement of technology, drug discovery platforms, product candidates and related intellectual property owned or controlled by the Company.
Under the agreement, the Company paid Moda an upfront cash payment of $2,700 and 37,836 shares valued at $3,243. In addition, Moda Pharmaceutical will be eligible to receive additional development milestone payments of up to $81,612 and commercial milestone payments of up to $30,171.
First Amendment to Sixth Street Financing Agreement
On March 1, 2021, the Borrowers, and certain other of the Company’s subsidiaries entered into the First Sixth Street Financing Amendment, with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto. Pursuant to the First Sixth Street Financing Amendment, the parties agreed to, among other things remove the $45,000 delayed draw sales milestone tied to the availability of the $125,000 tranche of delayed draw term loans. As of the amendment date, the full $225,000 aggregate principal amount of delayed draw term loans are available to draw at the Borrowers’ option through August 31, 2021.