Form 10-Q
period 2021-03-31
Biohaven Pharmaceutical Holding Co Ltd.
filed 2021-05-10
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2021, the registrant had 65,073,919 common shares, without par value per share, outstanding.
1

Form 10-Q Table of Contents
Part I.     Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Index to Condensed Consolidated Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$464,714	$132,149
Marketable securities	101,547	223,185
Trade receivable, net	156,769	120,111
Inventory	58,329	39,563
Prepaid expenses and other current assets	119,337	88,398
Total current assets	900,696	603,406
Property and equipment, net	11,258	9,340
Equity method investment	—	1,176
Intangible assets, net	58,226	39,087
Other assets	32,979	33,966
Total assets	$1,003,159	$686,975
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$64,571	$48,476
Accrued expenses and other current liabilities	268,720	166,630
Current portion of mandatorily redeemable preferred shares	62,500	62,500
Total current liabilities	395,791	277,606
Long-term debt	270,756	267,458
Liability related to sale of future royalties, net	339,020	328,350
Mandatorily redeemable preferred shares, net	122,119	111,591
Derivative liability	14,400	14,190
Obligation to perform R&D services	60,530	932
Other long-term liabilities	18,698	19,037
Total liabilities	1,221,314	1,019,164
Commitments and contingencies (Note 15)
Contingently redeemable non-controlling interests	60,000	60,000
Shareholders’ deficit:
Common shares, no par value; 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 65,066,468 and 60,436,876 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,604,021	1,249,547
Additional paid-in capital	123,731	98,938
Accumulated other comprehensive income	409	314
Accumulated deficit	(2,004,137)	(1,739,169)
Total shareholders’ deficit attributable to Biohaven Pharmaceutical Holding Company Ltd.	(275,976)	(390,370)
Non-controlling interests in consolidated subsidiaries	(2,179)	(1,819)
Total shareholders' deficit	$(278,155)	$(392,189)
Total liabilities and shareholders’ deficit	$1,003,159	$686,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Product revenue, net	$43,823	$1,151
Cost of goods sold	12,862	424
Gross profit	30,961	727
Operating expenses:
Research and development	107,111	56,070
Selling, general and administrative	159,523	95,601
Total operating expenses	266,634	151,671
Loss from operations	(235,673)	(150,944)
Other income (expense):
Interest expense	(7,731)	(56)
Interest expense on mandatorily redeemable preferred shares	(7,943)	(5,561)
Interest expense on liability related to sale of future royalties	(13,508)	(8,425)
Change in fair value of derivatives	(210)	(5,781)
Gain (loss) from equity method investment	5,261	(1,380)
Other expense, net	(1,700)	(96)
Total other income (expense), net	(25,831)	(21,299)
Loss before provision for income taxes	(261,504)	(172,243)
Provision for income taxes	3,824	694
Net loss	(265,328)	(172,937)
Less: Net loss attributable to non-controlling interests	(360)	—
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(264,968)	$(172,937)
Net loss per share attributable to Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(4.27)	$(3.07)
Weighted average common shares outstanding—basic and diluted	62,040,715	56,412,439
Comprehensive loss:
Net loss	$(265,328)	$(172,937)
Other comprehensive income, net of tax	95	—
Comprehensive loss	(265,233)	(172,937)
Less: comprehensive loss attributable to non-controlling interests	(360)	—
Comprehensive loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(264,873)	$(172,937)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(265,328)	$(172,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	48,726	16,879
Interest expense on mandatorily redeemable preferred shares	7,943	5,561
Interest expense on liability related to sale of future royalties	13,508	8,425
Interest expense paid-in-kind on long-term debt	2,795	—
Issuance of common shares as payment for license and consulting agreements	4,243	—
Change in fair value of derivative liability	210	5,781
(Gain) loss from equity method investment	(5,261)	1,380
Depreciation and amortization	5,054	235
Other non-cash items	461	241
Changes in operating assets and liabilities:
Trade receivables, net	(36,658)	(4,337)
Inventories	(17,566)	(3,609)
Prepaid expenses and other current assets	(24,808)	(25,733)
Other assets	(811)	20
Accounts payable	13,903	14,475
Accrued expenses and other current liabilities	60,666	2,860
Other long-term liabilities	(12,751)	37
Net cash used in operating activities	(205,674)	(150,722)
Cash flows from investing activities:
Sales and maturities of marketable securities	120,956	—
Purchases of property and equipment	(1,187)	(1,016)
Payments for leasehold improvements	—	(1,600)
Payments for intangible assets	—	(20,750)
Net cash provided by (used in) investing activities	119,769	(23,366)
Cash flows from financing activities:
Proceeds from issuance of common shares	308,743	283,333
Proceeds from obligation to perform R&D services	100,000	—
Proceeds from the issuance of series B preferred shares	17,585	—
Proceeds from exercise of share options	1,382	2,607
Payment of term loan commitment fee	(3,750)	—
Payment of principal for finance leases	(1,250)	—
Payment of term loan	(1,195)	—
Payments of issuance costs	(500)	(340)
Net cash provided by financing activities	421,015	285,600
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14	—
Net increase in cash, cash equivalents and restricted cash	335,124	111,512
Cash, cash equivalents and restricted cash at beginning of period	134,231	317,727
Cash, cash equivalents and restricted cash at end of period	$469,355	$429,239

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
Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements and public offerings, sale of revenue participation rights related to future royalties, debt financing and funds received for a research and development obligation. The Company has incurred recurring losses since its inception, had an accumulated deficit as of March 31, 2021, and expects to continue to generate operating losses during the commercial launch of NURTEC ODT. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
As of May 10, 2021, the issuance date of our condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities as of March 31, 2021, and the funds available from the Sixth Street Financing Agreement (see Note 14) and Series B Preferred Shares (see Note 8) will be sufficient to fund its current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. The Company may need to raise additional capital until it is profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, the Company may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund its operating costs and working capital needs.

2.   Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Updates to our accounting policies, including impacts from the adoption of new accounting standards, are discussed below in this Note 2.
Basis of Presentation
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
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders' equity (deficit) and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

comprehensive income (loss), net of tax, in shareholders' deficit. Foreign currency transaction gains and losses are included in other income (expense) in the condensed consolidated statement of operations and comprehensive loss.
Reclassifications
Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, non-cash interest expense on liability related to sale of future royalties, valuation of Series B preferred shares forward contracts and income taxes. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Acquisitions
Our condensed consolidated financial statements include the operations of an acquired businesses after the completion of the acquisitions. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired In-Process Research and Development ("IPR&D") be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. Contingent consideration in a business acquisition is included as part of the consideration transferred and is recognized at fair value as of the acquisition date. Fair value is generally estimated by using a probability-weighted discounted cash flow approach.
Acquired In-Process Research and Development
IPR&D that the Company acquires in conjunction with the acquisition of a business represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a determination as to the then-useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company evaluates IPR&D for impairment at least annually, or more frequently if impairment indicators exist, by performing a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.
Obligation to Perform Research and Development Services
The Company accounts for obligations to perform Research and Development ("R&D") services by recording the consideration received as a liability, which then is recognized in the condensed consolidated statement of operations and comprehensive loss as an offset to R&D expense using the percentage completion method. The percentage complete is determined based on incurred R&D costs as a percent of the total forecasted costs of the contractual R&D commitment.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Adopted Accounting Pronouncements
Effective January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.
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
In January 2021 the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, providing temporary guidance to ease the burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which is currently expected to occur in mid-2023 for legacy contracts. The amendments in 2021-01 are elective immediately and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The Company is currently evaluating the impact that the adoption of ASU 2021-01 will have on its condensed consolidated financial statements.

3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security at March 31, 2021 was as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds
U.S.	$66,419	$—	$66,419	$4	$(29)	$66,394
Foreign	35,171	—	35,171	—	(18)	35,153
Total	$101,590	$—	$101,590	$4	$(47)	$101,547

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

The Company had 19 and 47 available-for-sale debt securities in an unrealized loss position, with an aggregate fair value of $98,515 and $212,378, as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis. We did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2021 and December 31, 2020.
The fair values of debt securities available-for-sale by classification in the condensed consolidated balance sheets were as follows:

	March 31, 2021	December 31, 2020
Marketable securities	$101,547	$223,185

The net amortized cost and fair value of debt securities available-for-sale at March 31, 2021 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$101,590	$101,547

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

Net Investment Income
Sources of net investment income included in other under other income (expense) in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 were as follows:

Three Months Ended March 31, 2021
Gross investment income from debt securities available-for-sale	$72
Investment expenses	(52)
Net investment income (excluding net realized capital gains or losses)	20
Net realized capital gains (losses)	19
Net investment income	$39

The Company had no net investment income during the three months ended March 31, 2020.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our marketable securities were not material for the three months ended March 31, 2021. The Company had no maturities or sales of available-for-sale debt securities or resulting realized gains and losses for the three months ended March 31, 2020.

4.   Fair Value of Financial Assets and Liabilities
The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires certain assets and liabilities to be reflected at their fair value and others to be reflected on another basis, such as an adjusted historical cost basis. In this note, the Company provides details on the fair value of financial assets and liabilities and how it determines those fair values.
Financial Instruments Measured at Fair Value on the Condensed Consolidated Balance Sheets
Certain assets of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 “Fair Value of Financial Asset and Liabilities” in the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
2020 Form 10-K. Financial assets and liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheet at March 31, 2021 and December 31, 2020 were as follows:

		Fair Value Measurement as of March 31, 2021 Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	Money market funds	$3,616	$—	$—	$3,616
Marketable securities	U.S. corporate bonds	—	66,394	—	66,394
Marketable securities	Foreign corporate bonds	—	35,153	—	35,153
Total assets		$3,616	$101,547	$—	$105,163

Liabilities:
Series B preferred shares forward contracts		$—	$—	$14,400	$14,400
Contingent value right liability		—	—	1,457	1,457
Total liabilities		$—	$—	$15,857	$15,857

		Fair Value Measurement as of December 31, 2020 Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	Money market funds	$6,858	$—	$—	$6,858
Marketable securities	U.S. corporate bonds	—	185,884	—	185,884
Marketable securities	Foreign corporate bonds	—	37,301	—	37,301
Total assets		$6,858	$223,185	$—	$230,043

Liabilities:
Series B preferred shares forward contracts		$—	$—	$14,190	$14,190
Total liabilities		$—	$—	$14,190	$14,190

There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2021.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
•Series B Preferred Shares Forward Contracts

The following table provides a roll forward of the aggregate fair value of the Company's Series B Preferred Shares Forward Contracts for which fair value is determined by Level 3 inputs for the three months ended March 31, 2021:

Forward Contracts
Balance at December 31, 2020	$14,190
Change in fair value	210
Balance at March 31, 2021	$14,400

The Company had no Series B Preferred Shares Forward Contracts for the three months ended March 31, 2020.

•Contingent Value Right Liability
On January 4, 2021, the Company acquired Kleo Pharmaceuticals, Inc. (“Kleo”) (see Note 6). Included in the purchase consideration transferred was a contingent value right to receive one dollar in cash for each Kleo share if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the U.S. Food and Drug Administration ("FDA") prior to the expiration of 30 months following the effective time of the transaction. The maximum amount payable pursuant to the contingent value right is approximately $17,300, and the fair value of the contingent value right was $1,457 as of the acquisition date. The Company recorded the contingent value right in other long-term liabilities on the condensed consolidated balance sheets.

The fair value of the contingent value right was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a discounted cash flow approach to value the contingent value right liability. As inputs into the valuation, the Company considered the probability of FDA approval within the 30 month period, which we estimated at approximately 10%, the amount of the payment, and a discount rate of approximately 7% determined using an implied credit spread adjusted based on companies with similar credit risk.

There was no material change in fair value of the contingent value right liability during the three months ended March 31, 2021.
•Series A Preferred Shares Derivative Liability
The Company had no Series A preferred shares derivative liability for the three months ended March 31, 2021.

The following table provides a roll forward of the aggregate fair value of the Company’s Series A preferred shares derivative liability for which fair value is determined by Level 3 inputs for the three months ended March 31, 2020:

Series A Derivative Liability
Balance at December 31, 2019	$37,690
Change in fair value of derivative liability	5,781
Partial settlement of derivative liability	(42,821)
Balance at March 31, 2020	$650

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components
Restricted Cash
Restricted cash included in other current assets in the condensed consolidated balance sheets represents employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares. See Note 11 "Share-Based Compensation" for additional information on the Company's employee share purchase plan.
Restricted cash included in other assets in the condensed consolidated balance sheets represents collateral held by a bank for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania. The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, in the condensed consolidated statement of cash flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$464,714	$132,149
Restricted cash (included in other current assets)	3,641	1,082
Restricted cash (included in other assets)	1,000	1,000
Total cash, cash equivalents and restricted cash in the statement of cash flows	$469,355	$134,231
Trade Receivables, Net
The Company’s trade accounts receivable consists of amounts due from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The allowance for doubtful accounts, including reserve amounts for estimated credit losses, was immaterial as of March 31, 2021 and December 31, 2020.
Inventories
Inventories consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Raw materials	$—	$931
Work-in-process	51,452	33,266
Finished goods	6,877	5,366
	$58,329	$39,563

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Prepaid clinical trial costs	$22,425	$21,173
Prepaid manufacturing	59,810	36,040
Prepaid commercial costs	19,052	16,448
Other prepaid and current assets	18,050	14,737
	$119,337	$88,398

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components (Continued)
Accrued Expense and Other Current Liabilities
Accrued expenses consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Accrued development milestones	$5,000	$667
Accrued employee compensation and benefits	27,710	29,447
Accrued clinical trial costs	23,985	19,887
Accrued commercialization and other professional fees	14,227	6,336
Accrued sales discounts and allowances	110,340	73,155
Current obligation to perform R&D services	41,059	846
Other accrued expenses and current liabilities	46,399	36,292
	$268,720	$166,630

6.   Business Acquisition
On January 4, 2021, the Company acquired Kleo Pharmaceuticals, Inc. (“Kleo”). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The transaction was accounted for as the acquisition of a business using the acquisition method of accounting.
The total fair value of the consideration transferred was $20,043 which consisted of the issuance of a total of 115,836 common shares of the Company to Kleo stockholders and contingent consideration in the form of a contingent value right to receive one dollar in cash for each Kleo share if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the U.S. Food and Drug Administration prior to the expiration of 30 months following the effective time of the transaction. The maximum amount payable pursuant to the contingent value right is approximately $17,300, and the fair value of the contingent value right is $1,457 as of the acquisition date. The transaction also provides for approximately $950 of cash holdbacks to provide for potential indemnification claims and other reserves
Any holdback amounts remaining after the holdback periods will be released to the Kleo stockholders in the form of cash consideration.
Prior to the consummation of the transaction, the Company owned approximately 41.9% of the outstanding shares of Kleo and accounted for it as an equity method investment. As part of the transaction, the Company acquired the remainder of the shares of Kleo, and post-transaction the Company owns 100% of the outstanding shares of Kleo. The carrying value of the Company’s investment in Kleo was $1,176 immediately prior to the acquisition date. The Company determined the fair value of the existing interest was $6,437, and recognized a gain from our equity method investment of $5,261 on the condensed consolidated statement of operations and comprehensive loss as a result of remeasuring to fair value the existing equity interest in Kleo.
In connection with the transaction, we recorded: net working capital of $573; property, plant and equipment of $1,257; intangible assets consisting of in progress research and development assets of $18,400 which include an oncology therapeutic candidate entering Phase I clinical trials, and a COVID-19 therapeutic candidate in the planning stage for clinical development; debt assumed of $1,577; and goodwill of $1,390.
Kleo’s employees, other than its President and Chief Financial Officer, were retained as part of the transaction.In connection with the transaction agreement, the Company prepared and filed a registration statement permitting Kleo stockholders to offer and sell the common shares of the Company issued in the transaction.

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
The Company concluded that there were two units of account for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the 2018 RPI Funding Agreement and $50,000 from the Purchase Agreement among the two units of account on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing share price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of account. The effective interest rate under the 2018 RPI Funding Agreement, including transaction costs, is approximately 27% as of March 31, 2021.
2020 RPI Funding Agreement
In August 2020, the Company entered into a funding agreement with RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) providing for up to $250,000 of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant (the "2020 RPI Funding Agreement"). Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing rimegepant, and payments tied to success-based milestones as described below. Pursuant to the 2020 RPI Funding Agreement, the Company received $150,000 on the transaction date in August 2020 and $100,000 in March 2021 upon the commencement of the oral zavegepant Phase 3 clinical program.
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
The Company concluded that there were two units of account for the $150,000 in initial consideration received, which comprised of a liability related to sale of future royalties for products containing rimegepant and a research and development arrangement with RPI 2019 IFT for zavegepant. The Company allocated the $150,000 from the 2020 RPI Funding Agreement among the two units of account based on the present value of probability adjusted net sales at the time of the transaction. The Company allocated $147,876 in transaction consideration to the liability related to sale of future royalties and $2,124 to the obligation to perform contractual services in the condensed consolidated balance sheets. The transaction costs of $400 were allocated only to the liability related to sale of future royalties. The effective interest rate under the 2020 RPI Funding Agreement, including transaction costs, is approximately 6% as of March 31, 2021.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Liability Related to Sale of Future Royalties, net (Continued)
In March 2021, the Company received $100,000 from RPI 2019 IFT for the commencement of the oral zavegepant Phase 3 clinical program. The Company allocated $40,417 of the proceeds to current obligation to perform R&D services in other current liabilities and $59,583 of the proceeds to obligation to perform R&D services in non-current liabilities in the condensed consolidated balance sheets.
Since there is a substantive and genuine transfer of risk to RPI 2019 IFT for the development of zavegepant, the $102,124 of consideration allocated to the development of zavegepant is being recognized by the Company as an obligation to perform contractual services and therefore is a reduction of research and development expenses as incurred. The reduction to research and development expenses related to the 2020 RPI Funding Agreement for the three months ended March 31, 2021 was $190.
The following table shows the activity within the liability related to sales of future royalties account for the three months ended March 31, 2021 and 2020, respectively, related to the 2018 and 2020 RPI Funding Agreements.

	Three Months Ended March 31,
	2021	2020
Liability related to sale of future royalties - beginning balance	$335,282	$144,111
Royalty revenues payable to RPI	(1,096)	(24)
Interest expense on liability related to sale of future royalties	13,508	8,425
Liability related to sale of future royalties - ending balance	$347,694	$152,512

8.   Mandatorily Redeemable Preferred Shares, net
In April 2019, the Company sold 2,495 Series A preferred shares (the "Series A Preferred Shares") to RPI at a price of $50,100 per preferred share pursuant to a Series A preferred share purchase agreement (the "Preferred Share Agreement"). The gross proceeds from the transaction with RPI were $125,000, with $105,000 of the proceeds used to purchase a priority review voucher ("PRV") issued by the United States Secretary of Health and Human Services to potentially expedite the regulatory review of the new drug application ("NDA") for the ODT formulation of rimegepant and the remainder of the proceeds to be used for other general corporate purposes. Pursuant to the Preferred Share Agreement, the Company had the option to issue additional Series A Preferred Shares to RPI in up to three additional closings for an aggregate amount of $75,000. The Company was not obligated to issue any additional Series A Preferred Shares, subject to a fee up to $3,000 if not all of the Series A Preferred Shares were issued. In the third quarter of 2020, the Company determined it will not exercise the option to issue additional Series A Preferred Shares and accordingly recognized the full $3,000 fee in other expense in the condensed consolidated statements of operations and comprehensive loss.
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
The Company is required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable beginning March 31, 2021 in equal quarterly installments through December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Mandatorily Redeemable Preferred Shares, net (Continued)

interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 20% as of March 31, 2021. The Company recognized $7,943 and $5,561 in interest expense for the three months ended March 31, 2021 and March 31, 2020, respectively. The Company had 2,339 and 2,495 Series A Preferred Shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.
The following table shows the activity within the Series A preferred share liability for the three months ended March 31, 2021 and 2020, respectively:

Carrying Value
Gross balance at December 31, 2020	$174,264
Interest expense recognized, including transaction cost amortization	7,932
Redemption of Series A preferred shares	(15,625)
Gross balance at March 31, 2021	$166,571
Less: unamortized transaction costs	(162)
Net balance at March 31, 2021	$166,409

Gross balance at December 31, 2019	$103,864
Partial settlement of Series A preferred share derivative liability	42,821
Interest expense recognized, including transaction cost amortization	5,561
Gross balance at March 31, 2020	$152,246
Less: unamortized transaction costs	(218)
Net balance at March 31, 2020	$152,028

Certain scenarios as described in the Preferred Share Agreement were determined by the Company to result in a derivative liability. The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement. As inputs into the valuation, the Company considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative was recorded on the balance sheet as a Series A preferred shares derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss (see Note 4 for details on the fair value measurement).
Upon the FDA's approval of NURTEC ODT the Company remeasured the derivative using the inputs noted above. In the first quarter of 2020, the Company partially settled the Series A preferred shares derivative liability associated with this approval of $42,821, which modified the timing of the payment obligation related to the redeemable preferred share liability.
On August 7, 2020, the Company entered into the RPI Series B Preferred Share Agreement, pursuant to which RPI agreed to invest in the Company through the purchase of up to 3,992 Series B Preferred Shares at a price of $50,100 per share. The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. Upon issuance of the Series B Preferred Shares, they will qualify as mandatorily redeemable instruments and be classified as a mandatorily redeemable preferred shares liability on the condensed consolidated balance sheets. The Company will then measure the liability at fair value, and subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Series B Preferred Share Agreement was determined to be approximately 8%, and the Company recognized no interest expense for the three months ended March 31, 2021. The Company had 351 and 0 Series B preferred shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Mandatorily Redeemable Preferred Shares, net (Continued)
The following table shows the activity within the Series B preferred share liability for the three months ended March 31, 2021:

Carrying Value
Balance at December 31, 2020	$—
Issuance of Series B preferred shares	18,210
Balance at March 31, 2021	$18,210

9.   Shareholders' Equity (Deficit)
Changes in shareholders’ deficit for the three months ended March 31, 2021 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Biohaven Shareholders' Equity (Deficit)	Non-controlling Interests	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2020	60,436,876	$1,249,547	$98,938	$(1,739,169)	$314	$(390,370)	$(1,819)	$(392,189)
Issuance of common shares as part of acquisition	115,836	10,673	—	—	—	10,673	—	10,673
Issuance of common shares as payment for license agreements	110,998	10,243	—	—	—	10,243	—	10,243
Issuance of common shares, net of offering costs	4,037,204	308,243	—	—	—	308,243	—	308,243
Issuance of common shares under equity incentive plan	365,554	25,315	(23,933)	—	—	1,382	—	1,382
Non-cash share-based compensation expense	—	—	48,726	—	—	48,726	—	48,726
Net loss	—	—	—	(264,968)	—	(264,968)	(360)	(265,328)
Other comprehensive income	—	—	—	—	95	95	—	95
Balances as of March 31, 2021	65,066,468	$1,604,021	$123,731	$(2,004,137)	$409	$(275,976)	$(2,179)	$(278,155)

Changes in shareholders’ equity (deficit) for the three months ended March 31, 2020 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Biohaven Shareholders' Equity (Deficit)	Non-controlling Interests	Total Shareholders' Equity (Deficit)
Balance as of December 31, 2019	52,385,283	$881,426	$83,523	$(972,373)	$—	$(7,424)	$—	$(7,424)
Issuance of common shares, net of offering costs	5,555,554	282,833	—	—	—	282,833	—	282,833
Issuance of common shares under equity incentive plan	447,111	10,880	(8,273)	—	—	2,607	—	2,607
Non-cash share-based compensation expense	—	—	16,879	—	—	16,879	—	16,879
Net loss	—	—	—	(172,937)	—	(172,937)	—	(172,937)
Balance as of March 31, 2020	58,387,948	$1,175,139	$92,129	$(1,145,310)	$—	$121,958	$—	$121,958

Issuance of Common Shares for the March 2021 Offering
In March 2021, the Company issued and sold 2,686,409 common shares at a public offering price of $76.00 per share for net proceeds of approximately $199,500 after deducting underwriting discounts and commissions of approximately $4,167 and other offering expenses of approximately $500. In addition, in March 2021, the underwriter of the March follow-on offering exercised its option to purchase additional shares, and the Company issued and sold 402,961 common shares for net proceeds of

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Shareholders' Equity (Deficit) (Continued)
approximately $30,000 after deducting underwriting discounts and commissions of approximately $625. Thus, the aggregate net proceeds to the Company from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $229,500.
Acquisition of Kleo Pharmaceuticals, Inc.
On January 4, 2021, the Company acquired Kleo Pharmaceuticals, Inc. (Note 6). In the merger, each share of Kleo common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive approximately 0.007 of a common share of the Company, rounded up to the nearest whole share. Prior to the consummation of the merger, the Company owned approximately 41.9% of the outstanding shares of Kleo through its subsidiary Therapeutics, resulting in 115,836 common shares of the Company being issued to Kleo stockholders in the merger.
Yale MoDE Agreement
On January 1, 2021, the Company entered into a worldwide, exclusive license agreement for the development and commercialization of a novel Molecular Degrader of Extracellular Protein (MoDEs) platform based on ground-breaking research conducted in the laboratory of Professor David Spiegel at Yale University (Note 13). Under the agreement, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 shares valued at $1,000, both of which were included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.
Consulting Agreement with Moda Pharmaceuticals LLC
On January 1, 2021, the Company entered into a consulting services agreement with Moda Pharmaceuticals LLC to further the scientific and commercial advancement of technology, drug discovery platforms, product candidates and related intellectual property owned or controlled by the Company (Note 13). Under the agreement, the Company paid Moda an upfront cash payment of $2,700 and 37,836 shares valued at $3,243, both of which were included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.
Equity Distribution Agreement
In December 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC, Piper Sandler & Co., SVB Leerink LLC, Canaccord Genuity LLC, Mizuho Securities USA LLC, Wedbush Securities Inc., and William Blair & Company, L.L.C., as our sales agents (the "Equity Distribution Agreement"). In accordance with the terms of the Equity Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $400,000 from time to time through or to the sales agents, acting as our agents or principals. Sales of our common shares will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The sales agents may also sell our common shares by any other method permitted by law. The sales agents are not required to sell any specific amount of securities but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Shareholders' Equity (Deficit) (Continued)
terms between the sales agents and us. The Company issued and sold 939,328 common shares for net proceeds of approximately $78,743 during the three months ended March 31, 2021.
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
In connection with the BioShin Series A Preferred Shares issuance, BioShin Limited executed the 2020 Equity Incentive Plan ("BioShin 2020 Equity Incentive Plan") and granted options under the BioShin 2020 Equity Incentive Plan to certain employees. The compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. The Company is accounting for the expense being recognized over the requisite service period as non-controlling interest in shareholder's equity. The Company recognized $360 in non-controlling interest relating to the options for the three months ended March 31, 2021.
Artizan Biosciences Inc.
In December 2020, the Company entered into a Series A-2 Preferred Stock Purchase Agreement with Artizan Biosciences Inc. ("Artizan") (Note 13). Under the agreement, the Company paid Artizan 61,494 shares valued at $6,000, which were issued in January 2021. In exchange, the Company acquired 34,472,031 shares of series A-2 preferred stock of Artizan.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10. Accumulated Other Comprehensive Income (Loss)

Shareholders’ deficit included the following activity in accumulated other comprehensive income for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Net unrealized investment gains (losses):
Beginning of period balance	$(125)
Other comprehensive income(1)	63
Amounts reclassified from accumulated other comprehensive income(1)	19
Other comprehensive income	82
End of period balance	(43)

Foreign currency translation adjustments:
Beginning of period balance	439
Other comprehensive income(1)	13
End of period balance	452

Total beginning of period accumulated other comprehensive income	314
Total other comprehensive income	95
Total end of period accumulated other comprehensive income	$409
(1) There was no tax on other comprehensive income (loss) or amounts reclassified from accumulated other comprehensive income during the period
The Company had no accumulated other comprehensive income (loss) included in shareholders' deficit as of March 31, 2020.

11. Share-Based Compensation
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

	Three months ended March 31,
	2021	2020
Research and development expenses	$20,058	$6,251
Selling, general and administrative expenses	28,668	10,628
	$48,726	$16,879
Less: Share-based compensation expense attributable to non-controlling interests	360	—
Share-based compensation expense attributable to Biohaven Pharmaceutical Holding Company Ltd.	$48,366	$16,879

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11. Share-Based Compensation (Continued)
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
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at March 31, 2021.
As of March 31, 2021, the Company's unrecognized compensation expense related to unvested stock options totaled $85,068, which the Company expects to be recognized over a weighted-average period of 2.07 years. The Company expects approximately 3,251,014 of the unvested stock options to vest over the requisite service period.
The following table is a summary of the Company's stock option activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	7,545,907	$28.21
Granted	1,135,850	$83.31
Exercised	(76,072)	$35.06
Forfeited	(56,102)	$59.17
Outstanding as of March 31, 2021	8,549,583	$35.27	7.14	$300,544
Options exercisable as of March 31, 2021	5,298,569	$25.14	6.35	$233,353
Vested and expected to vest as of March 31, 2021	8,549,583	$35.27	7.14	$300,544

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
As of March 31, 2021, there was $71,067 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.55 years. The total fair value of RSUs vested during the three months ended March 31, 2021 was $22,040.
The following table is a summary of the RSU activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested outstanding as of December 31, 2020	467,160	$56.00
Granted	901,350	$83.01
Forfeited	(14,322)	$75.31
Vested	(308,669)	$71.40
Unvested outstanding as of March 31, 2021	1,045,519	$74.47

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

12.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(265,328)	$(172,937)
Net loss attributable to non-controlling interests	(360)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(264,968)	$(172,937)
Denominator:
Weighted average common shares outstanding—basic and diluted	62,040,715	56,412,439
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(4.27)	$(3.07)

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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2021	2020
Options to purchase common shares	8,549,583	9,136,829
Warrants to purchase common shares	106,751	106,751
Restricted share units	1,045,519	483,617
	9,701,853	9,727,197

13.  License and Other Agreements
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
(Unaudited)
13.  License and Other Agreements (Continued)
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
For the three months ended March 31, 2021, excluding the up front payments noted above, the Company did not record any material expense, or make any milestone or royalty payments under the Yale Agreement or the Yale MoDE Agreement.
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
For the three months ended March 31, 2021 and 2020, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.
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
(Unaudited)
13.  License and Other Agreements (Continued)
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
In connection with the agreement with Catalent, upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay Catalent up to $1,500 upon the achievement of specified regulatory and commercial milestones. The Company recorded the $1,500 in milestone payments as an intangible asset in its condensed consolidated balance sheets in the first quarter of 2020, and is amortizing the expense to cost of goods sold on its condensed consolidated statement of operations and comprehensive loss over the patent life. The Company paid $750 of the $1,500 in milestone payments to Catalent in the first quarter of 2020 and paid the remaining $750 in milestone payments in the second quarter of 2020.
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
For the three months ended March 31, 2021 and 2020, the Company did not record any material expense or make any milestone or royalty payments under the Rutgers Agreement.
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
(Unaudited)
13.  License and Other Agreements (Continued)
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
In March 2018, the Company entered into an amendment to the BMS Agreement (the “2018 BMS Amendment”) Under the 2018 BMS Amendment, the Company paid BMS an upfront payment of $50,000 in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of zavegepant, recorded in Research and Development expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
In August 2020, the Company entered into a further amendment of the BMS Agreement (the “August 2020 BMS Amendment”) Under the August 2020 BMS Amendment, the Company paid BMS an upfront payment of $5,000 in return for a reduction in the royalties payable on net sales of rimegepant and zavegepant in China, with percentages in the low- to mid-single digits. In addition, the Company is obligated to pay up to $22,500 for each licensed product upon the achievement of commercial milestones in China. The August 2020 BMS Amendment also amended the BMS Agreement to remove sales in China from the commercial milestone payment obligations.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  License and Other Agreements (Continued)
In connection with the BMS Agreement, the Company was required to pay $2,000 to BMS on commencement of a Phase 1 clinical trial, $4,000 on commencement of a Phase 2 clinical trial, and $6,000 on commencement of a Phase 3 clinical trial, the occurrence of which the Company believes is probable, for certain milestones relating to the development of zavegepant. Accordingly, the Company recognized these liabilities in accrued expenses within the condensed consolidated balance sheets in the fourth quarter of 2018, first quarter of 2019, and fourth quarter of 2019, respectively. Per the BMS Agreement, the $2,000 and $4,000 payment obligations under the agreement were deferred until the earlier of FDA approval of rimegepant or the discontinuation of the rimegepant development program. Upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay BMS the $2,000 and $4,000 milestone payments for the commencement of the Phase 1 and Phase 2 clinical trials of zavegepant, respectively, and made the milestone payments in the second quarter of 2020. The Company paid the $6,000 milestone payment following the commencement of the Phase 3 clinical trial of zavegepant in the fourth quarter of 2020. In the second quarter of 2021, the Company recognized a $5,000 liability in accrued expenses within the condensed consolidated balance sheets for development milestone payments following the regulatory filing for rimegepant in Europe, which was paid in April 2021.
For the three months ended March 31, 2021 and 2020, the Company recorded $4,351 and $115, respectively, in royalty expense in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss under the BMS agreement.
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
For the three months ended March 31, 2021 and 2020, the Company did not record any expense or make any milestone or royalty payments under the 2016 AstraZeneca Agreement.
Revenue Participation Rights
In June 2018, pursuant to the 2018 RPI Funding Agreement entered into by the Company and RPI (Note 7), the Company granted to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products, for each calendar quarter during the royalty term contemplated by the 2018 RPI Funding Agreement, in exchange for $100,000 in cash. Specifically, the participation rate commences at 2.1 percent on annual global net sales of up to and equal to $1,500,000, declining to 1.5 percent on annual global net sales exceeding $1,500,000.
In connection with the 2018 RPI Funding Agreement, the Company recorded $11,419 in non-cash interest expense on its liability related to sale of future royalties for the three months ended March 31, 2021, and $8,425 in non-cash interest expense on its liability related to sale of future royalties for the three months ended March 31, 2020. The Company paid $736 under the 2018 RPI Funding Agreement during the three months ended March 31, 2021, and no payments under the 2018 RPI Funding Agreement in during the three months ended March 31, 2020.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  License and Other Agreements (Continued)
In August 2020, pursuant to the 2020 RPI Funding Agreement, the Company sold sales-based participation rights on global net sales of products containing zavegepant and rimegepant to RPI 2019 IFT for aggregate funding of $250,000, payable in two tranches. For further details on the transaction see Note 7 “Liability Related to Sale of Future Royalties, net.”
In connection with the 2020 RPI Funding Agreement, the Company recorded $2,089 in non-cash interest expense on its liability related to sale of future royalties for the three months ended March 31, 2021. The Company paid $140 under the 2020 RPI Funding Agreement during the three months ended March 31, 2020.
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
For the three months ended March 31, 2021 and 2020, excluding the up front payments noted above, the Company did not record any material expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.
Fox Chase Chemical Diversity Center Inc. Agreement
In May 2019, Biohaven entered into the FCCDC Agreement in which the Company purchased certain intellectual property relating to the TDP-43 protein from FCCDC. The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. As consideration, Biohaven issued 100,000 of its common shares to FCCDC valued at $5,646. The payment was recorded in research and development expense in the consolidated statement of operations for the year ended December 31, 2019.
In addition, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing. The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43.
In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan which was amended in November 2020, that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by the Company up to approximately $3,800 over a period of up to 30 months as success fees for research activities by FCCDC. In addition to the milestone payments, the Company will pay FCCDC an earned royalty equal to 0% to 10% of net sales of any TD-43 patent products with a valid claim as defined in the FCCDC Agreement. The Company may also license the rights developed under the FCCDC Agreement and, if it does so, will be obligated to pay a portion of any payments received from such licensee to FCCDC in addition to any milestones payments it would otherwise be obligated to pay. The Company is also responsible for the prosecution and maintenance of the patents related to the TDP-43 assets.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  License and Other Agreements (Continued)
The FCCDC Agreement terminates on a country-by-country basis and product-by-product basis upon expiration of the royalty term for such product in such country and can also be terminated if certain events occur, e.g., material breach or insolvency.
The Company recorded $410 in research and development expense in the condensed consolidated statements of operations and comprehensive loss related to the Research Plan milestones with FCCDC during the three months ended March 31, 2021. The Company recorded $955 of expense related to this agreement during the three months ended March 31, 2020.
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
For the three months ended March 31, 2021, in addition to the upfront payments noted above, the Company recorded $617 in research and development expense related to the Heptares Agreement.
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
In December 2020, simultaneously with the Option and License Agreement, the Company and Artizan entered into a Series A-2 Preferred Stock Purchase Agreement, under which Biohaven acquired 34,472,031 shares of series A-2 preferred stock (the “Series A-2 Preferred Stock”) of Artizan, for a total purchase price of approximately $6,000. The purchase price was paid in shares of Biohaven’s common stock in January 2021. The Company recorded the fair value of the Series A-2 Preferred Stock as an other asset on its consolidated balance sheets.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  License and Other Agreements (Continued)
For the three months ended March 31, 2021, excluding the upfront payments noted above, the Company did not record any research and development expense or make any milestone payments related to the Artizan Agreement.
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
For the three months ended March 31, 2021, excluding the upfront payments noted above, the Company did not record any material research and development expense or make any milestone payments related to the Moda Agreement.

14.   Debt

In August 2020, the Borrowers, entered into the Sixth Street Financing Agreement, as amended, pursuant to which the Lenders agreed to extend a senior secured credit facility to the Company providing for term loans in an aggregate principal amount up to $500,000 plus any capitalized interest paid in kind. The facility consists of an initial term loan of $275,000, which the Borrowers borrowed at closing, and delayed draw term loans in an aggregate principal amount not exceeding $225,000, available until August 31, 2021. The facility terminates and the term loans become due and payable in August 2025. For additional information on the credit facility and outstanding term loan, see Note 19 “Debt” in the 2020 Form 10-K.
The following table is a summary of the Company’s borrowing as of March 31, 2021:

March 31, 2021
Long-term debt
Floating rate note due August 2025 (10.00% at March 31, 2021)(1)	$282,273
Total debt principal	282,273
Unamortized debt discount and issuance costs	(11,517)
Less: current portion	—
Long-term debt	$270,756
(1) Includes $2,745 of paid in kind interest that was added to the principal during the three months ended March 31, 2021

15.   Commitments and Contingencies
Summarized below are the matters previously described in Note 20 of the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2020, updated as applicable.
Research Commitments
The Company has entered into agreements with several contract research organizations to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
15.  Commitments and Contingencies (Continued)

breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specified circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021 or December 31, 2020.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2021, there were no matters which would have a material impact on the Company’s financial results.

Form 10-Q Table of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.
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
Our late-stage programs include the following:

Product	Platform	Indication	Development Stage
NURTEC ODT	CGRP	Acute treatment of migraine	•Approved by the FDA on February 27, 2020 and commercialization began in March 2020. •Phase 3 trial for China and Korea ongoing.
NURTEC ODT	CGRP	Prevention of migraine	Positive results for Phase 3 trial for prevention reported in the first quarter of 2020. FDA accepted supplemental new drug application ("sNDA") with PDUFA goal date set for the second quarter of 2021.
Rimegepant	CGRP	Pediatric acute treatment of migraine	Phase 3 trial ongoing.
Zavegepant	CGRP	Acute treatment of migraine	Intranasal Phase 3 trial ongoing.
Zavegepant	CGRP	Prevention of migraine	Oral Phase 3 trial ongoing.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in spinocerebellar ataxia ("SCA") complete and multi-year extension trial ongoing. Phase 3 trial completed enrollment and ongoing.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Two Phase 3 trials ongoing.
Verdiperstat	MPO	Multiple System Atrophy ("MSA")	Phase 3 trial completed enrollment and ongoing. Results expected in third quarter of 2021.
Verdiperstat	MPO	Amyotrophic Lateral Sclerosis ("ALS")	Phase 3 HEALEY ALS Platform Trial ongoing. Enrollment expected to complete in fourth quarter of 2021.

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
Study 305
In November 2018, we initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75 mg to evaluate its efficacy and safety as a preventive therapy for migraine (“BHV3000-305” or “Study 305”). In March 2020 Biohaven announced positive topline results from this study. Rimegepant 75 mg, dosed every other day, demonstrated statistically significant superiority, compared to placebo, on the primary endpoint of reduction in the mean number of migraine days per month in both episodic and chronic migraine patients. The safety profile seen in the 370 patients who received rimegepant 75 mg every other day was consistent with prior clinical trial experience. With this trial, rimegepant has become the only CGRP targeted therapy to demonstrate efficacy in both the acute and preventive treatment of migraine. A sNDA for rimegepant for prevention of migraine was filed with the FDA and accepted for review in the fourth quarter of 2020 with a Prescription Drug User Fee Act ("PDUFA") goal date set for the second quarter of 2021.
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
Plaque Psoriasis
In the fourth quarter of 2020, we announced a collaboration with Weill Cornell Medicine's Dr. Richard Granstein, Chairman of Dermatology, to initiate an investigator-led clinical trial, which will explore whether treatment with one of Biohaven's CGRP-receptor antagonists will reduce the severity of disease and percentage of area affected as measured by patients' Psoriasis Activity Severity Index (PASI) score after 16 weeks of treatment as compared to placebo. In addition, the study will assess the potential impact on itch and patient quality-of-life measures. Psoriasis is a chronic and painful autoimmune disease characterized by red patches of dry, cracked skin that may bleed, itch, and burn that affects approximately 7- 8 million people in the U.S.
International Health Authority Interactions
Scientific advice for rimegepant for acute and preventive migraine treatment was received from the Committee for Medicinal Products for Human Use, a committee of the European Medicines Agency, in June and December 2018, respectively. In the first quarter of 2021, we submitted the Marketing Authorization Application ("MAA") for rimegepant dual activity, inclusive of acute and prevention of migraine. The submission has been validated by the European Medicines Agency and the European Commission procedure has been initiated. If approved, Vydura will be the commercial name for rimegepant in the EU. Filings in Israel and the Middle East began in 2020. In March of 2021 we received approval for rimegepant in Israel and the UAE and we anticipate further approvals in 2021. In the second quarter of 2020, we entered into agreements with Genpharm Services and Medison Pharma to distribute NURTEC ODT in the Middle East & Gulf Countries and Israel, respectively. With respect to Japan, we are engaging the Pharmaceuticals and Medical Devices Agency ("PMDA") on a path forward, and initiation of Phase 2/3 bridging studies are anticipated to begin in the fourth quarter of 2021.
In January 2019, we and our subsidiary, BioShin (Shanghai) Consulting Services Company Ltd. (“BioShin Shanghai”), a Shanghai based limited liability company, jointly announced that the National Medical Products Administration (“NMPA,” formerly, the China FDA) had accepted the investigational new drug (“IND”) application for rimegepant for the treatment of migraine. As previously announced, BioShin Shanghai was established to develop and potentially commercialize our late-stage migraine and neurology portfolio in China and other Asia-Pacific markets. Following the results of Study 303, we submitted a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. The IND application for the Zydis ODT formulation of rimegepant was accepted by the NMPA in the fourth quarter of 2019. In September 2020, BioShin Limited ("BioShin"), our subsidiary and the parent organization of BioShin Shanghai, raised $60.0 million in series A funding which is being used to build out BioShin in China and advance the Biohaven clinical portfolio in the Asia-Pacific region. In November 2020, BioShin initiated a double-blind, randomized Phase 3 clinical trial evaluating the safety and efficacy of NURTEC ODT (rimegepant) for the acute treatment of migraine in China and Korea.
Zavegepant
BHV-3500, formerly "vazegepant", is now referred to as "zavegepant" (za ve’ je pant).  The World Health Organization (WHO) International Nonproprietary Names (INN) Expert Committee revised the name to "zavegepant" which was accepted by the United States Adopted Names Council for use in the U.S. and is pending formal adoption by the INN for international use.
Administration of intranasal zavegepant in a Phase 1 clinical trial was initiated in October 2018 and achieved targeted therapeutic exposures. We advanced zavegepant into a Phase 2/3 trial to evaluate its efficacy for the acute treatment of migraine in the first quarter of 2019. We believe that intranasal zavegepant may provide an ultra-rapid onset of action that could be used in a complimentary fashion with other migraine treatments when the speed of onset is critical to a patient. In December 2019, we announced positive topline results from the Phase 2/3 trial. Zavegepant 10 and 20 mg was statistically superior to placebo on the co-primary endpoints of pain freedom and freedom from the MBS at two hours using a single dose. In January 2021, we announced the initiation of the Phase 3 clinical trial.

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
In September 2020, the Company announced that the FDA authorized the initiation of clinical trials for oral zavegepant and that the Company has achieved first in human dosing in a Phase 1 trial designed to assess the safety and pharmacokinetics of oral formulations of zavegepant. In March 2021, we announced that our Phase 3 clinical program to assess the efficacy of oral zavegepant in the preventive treatment of migraine began enrollment. Additionally, we expect to begin trials in other nonmigraine areas later this year.

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
Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. Enrollment in this study was completed in the first quarter of 2020. The Phase 2/3 study results were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed consistent numerical improvement over placebo on the Yale-Brown Obsessive Compulsive Scale (Y-BOCS) at all study timepoints (weeks 4 to 12) but did not meet the primary outcome measure at week 12 (p = 0.22 at week 12) but was significant at week 8 (p < 0.05). Troriluzole was well tolerated with a safety profile consistent with past clinical trial experience. Given the strong signal in the Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in the Phase 3 program. Two Phase 3 studies are currently ongoing.
In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease ("AD") was advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In the fourth quarter of 2019, we completed enrollment in the study and announced that the study passed the interim futility analysis. In order to pass the interim futility analysis, troriluzole had to demonstrate numerically greater benefit over placebo on at least one of the two pre-specified criteria at 26 weeks: either (i) cognitive function as measured by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-cog”) or (ii) hippocampal volume as assessed by magnetic resonance imaging. In January 2021, topline data from the trial revealed that troriluzole did not statistically differentiate from placebo at 48 weeks on the study's prespecified co-primary endpoints on the Alzheimer's Disease Assessment Scale-Cognitive Subscale and the Clinical Dementia Rating Scale Sumo of Boxes in study participants with mild-to-moderate AD. Troriluzole also did not differentiate from placebo on the key secondary measure of hippocampal volume assessed by magnetic resonance imaging (MRI) in the overall population. A subgroup analysis consisting only of mild AD patients did, however, reveal that troriluzole exhibited a nonsignificant numerical difference of a potential benefit at week 48 on both the ADAS-cog and hippocampal volumetric MRI. Although the numerical effects on the ADAS-cog and hippocampal MRI measured in mild AD patients suggests a potential biologic effect of troriluzole in patients with early stage disease, additional analyses and biomarker data will be informative and help determine whether any further study in early AD is warranted. Full study results, including additional secondary and exploratory outcomes, biomarker, and subgroup analyses, are expected in the coming months and will be presented at an upcoming scientific meeting. With regard to safety and tolerability, treatment with troriluzole at a dose of 280 mg once daily was relatively well tolerated and demonstrated a safety profile consistent with previous studies of troriluzole. Biohaven has amended the ongoing long-term extension study of troriluzole in AD for mild AD patients to be able to continue treatment in order to gather additional clinical and biomarker data.

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

MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of neurodegenerative diseases. One target indication is MSA, a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. Verdiperstat has received orphan drug designation for the treatment of MSA from both the FDA and the European Medicines Agency. In addition, Fast Track status was granted by the FDA in March 2020 for verdiperstat for the treatment for MSA. A Phase 3 trial began enrollment in July 2019 to evaluate the efficacy of verdiperstat in MSA. The trial completed enrollment in July 2020. Results are expected in the third quarter of 2021.
Another potential target indication is ALS. In September 2019, we announced that verdiperstat was selected to be studied in the Phase 3 HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital in collaboration with the Northeast ALS Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. The Phase 3 HEALEY ALS Platform Trial of verdiperstat began enrollment in July 2020 and is ongoing. Enrollment is expected to complete in the fourth quarter of 2021.
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
Fox Chase Chemical Diversity Center, Inc.
In May 2019, we entered into an agreement with Fox Chase Chemical Diversity Center Inc. (“FCCDC”) for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides us with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by us (See Note 13).
Sosei Heptares
In November 2020, we entered into a global collaboration and license agreement with Sosei Heptares, an international biopharmaceutical group focused on the discovery and early development of new medicines originating from their proprietary GPCR-targeted StaR technology and structure-based drug design platform capabilities. Under the agreement, Sosei Heptares will be eligible to receive development, regulatory and commercialization milestone payments, as well as tiered royalties on net sales of products resulting from the collaboration. In return, we will receive exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders. The portfolio includes the lead candidate HTL0022562 now called BHV-3100, which has advanced through preclinical development demonstrating promising and differentiated properties for further investigation in human trials (See Note 13).
Artizan Biosciences, Inc.
In December 2020, we entered into an Option and License Agreement with Artizan Biosciences Inc ("Artizan"), a biotechnology company focused on addressing inflammatory diseases involving the human intestinal microbiota. Pursuant to the agreement, we acquired an option to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products. Artizan will use the proceeds to continue advancing the preclinical research and development of its lead program for inflammatory bowel disease, which is anticipated to enter the clinic in 2022, as well as to explore additional disease targets (See Note 13).
Kleo Pharmaceuticals, Inc. and Biohaven Labs
In January 2021, we acquired the remaining approximately 58% of Kleo that we did not previously own. We have assumed Kleo's laboratory facilities located in Science Park in New Haven, Connecticut and formed Biohaven Labs to serve as the integrated chemistry and discovery research arm of Biohaven. Biohaven Labs will continue several existing Kleo discovery partnerships, including with the Bill and Melinda Gates Foundation for the development of a SARS-CoV-2 neutralizing therapy for COVID-19 and PeptiDream for the development of immuno-oncology therapeutics (See Note 6).
Biohaven's proprietary Multimodal Antibody Therapy Enhancer (MATE) conjugation technology uses a new class of synthetic peptide binders to target the spike protein of SARS-CoV-2 that are then selectively conjugated to commercially available intravenous immunoglobulin. The Biohaven synthetic binders for SARS-CoV2 were designed to establish a much wider area and number of contacts with the spike protein that other agents like monoclonal antibodies. In February 2021, we announced that BHV-1200 developed with Biohaven's proprietary MATE platform has demonstrated functional binding and neutralization of the SARS-CoV-2 virus, including the strains known as the "English" and "South African" variants (also known as B.1.1.7 and B.1.351, respectively). The preliminary experiments conducted by Biohaven Labs and an academic collaborator demonstrated that BHV-1200 substantially reduced viral entry into cells. The Company intends to advance BHV-1200 into a full clinical development program. Accelerated development of the COVID-19 MATE program has been supported by the Bill and Melinda Gates Foundation. In addition, the in vitro data indicate that BHV-1200 may activate important immune system components including antibody-dependent cellular phagocytosis and antibody dependent cellular cytotoxicity. We believe our proprietary MATE-conjugation technology could also be used against other infectious diseases by changing the targeting moiety of its antibody binders.

Recent Developments
Issuance of Common Shares for the March 2021 Offering
In March 2021, we issued and sold 2,686,409 common shares at a public offering price of $76.00 per share for net proceeds of approximately $199,500 after deducting underwriting discounts and commissions of approximately $4,167 and other offering expenses of approximately $500. In addition, in March 2021, the underwriter of the March follow-on offering exercised its option to purchase additional shares, and we issued and sold 402,961 common shares for net proceeds of approximately $30,000 after deducting underwriting discounts and commissions of approximately $625. Thus, the aggregate net proceeds from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $229,500.

First Amendment to Sixth Street Financing Agreement
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
On March 1, 2021, the Borrowers, and certain other of our subsidiaries entered into the First Sixth Street Financing Amendment, with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto. Pursuant to the First Sixth Street Financing Amendment, the parties agreed to, among other things remove the $45.0 million delayed draw sales milestone tied to the availability of the $125.0 million tranche of delayed draw term loans. As of March 31, 2021, the full $225.0 million aggregate principal amount of delayed draw term loans became available to draw at the Borrowers’ option through August 31, 2021.
Acquisition of Kleo Pharmaceuticals, Inc.
On January 1, 2021, we and our subsidiaries Biohaven Therapeutics Ltd. (“Therapeutics”) and Kleo Acquisition, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kleo Pharmaceuticals, Inc. (“Kleo”) and Shareholder Representative Services LLC, which contemplates Merger Sub, subject to the terms and conditions set forth in the Merger Agreement, merging with and into Kleo, with Kleo surviving the merger as a wholly-owned subsidiary of the Company. The merger closed on January 4, 2021.
In the merger, each share of Kleo common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive (i) approximately 0.007 of one of our common shares, rounded up to the nearest whole share, (ii) one contingent value right, as further described below, and (iii) certain other amounts to extent released from escrows established to provide for indemnification claims.
The merger values Kleo at approximately $20.0 million, exclusive of the value of the contingent value rights, and the Merger Agreement provides for approximately $1.0 million of holdbacks to provide for indemnification claims. Prior to the consummation of the merger, we owned approximately 41.9% of the outstanding shares of Kleo through our subsidiary Therapeutics, resulting in 115,836 of our common shares being issued to Kleo stockholders in the merger.
In the merger, each share of Kleo common stock received one contingent value right, representing the right to receive one dollar in cash if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the U.S. Food and Drug Administration prior to the expiration of 30 months following the effective time of the merger. The maximum amount payable pursuant to the contingent value rights is approximately $17.3 million.
The Merger Agreement contains various representations and warranties, covenants, indemnification obligations and other provisions customary for transactions of this nature. Kleo’s employees, other than its President and Chief Financial Officer, will be retained as part of the merger.
Pursuant to the Merger Agreement, in March 2021 we prepared and filed a registration statement permitting Kleo stockholders to offer and sell the common shares of ours issued in the merger.
Yale MoDE Agreement
On January 1, 2021, we entered into a worldwide, exclusive license agreement for the development and commercialization of a novel Molecular Degrader of Extracellular Protein (MoDEs) platform based on ground-breaking research conducted in the laboratory of Professor David Spiegel at Yale University. Under the license agreement, we acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDEs platform.
Under the agreement, we paid Yale University an upfront cash payment of $1.0 million and 11,668 shares valued at $1.0 million. In addition, Yale University will be eligible to receive additional development milestone payments of up to $0.8 million and commercial milestone payments of up to $3.0 million.

Consulting Agreement with Moda Pharmaceuticals LLC
On January 1, 2021, we entered into a consulting services agreement with Moda Pharmaceuticals LLC to further the scientific and commercial advancement our technology, drug discovery platforms, product candidates and related intellectual property.
Under the agreement, we paid Moda an upfront cash payment of $2.7 million and 37,836 shares valued at $3.2 million. In addition, Moda Pharmaceutical will be eligible to receive additional development milestone payments of up to $81.6 million and commercial milestone payments of up to $30.1 million.

COVID-19 Update
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business.
We have taken numerous steps, and expect to continue to take further actions, in our approach to addressing the COVID-19 pandemic. For example, we implemented internal controls to effect a remote work environment and instructed most of our employees to work from home, and our incident management teams responded to changes in our work environment quickly and effectively. In April 2020, we announced a collaboration with Cove in order to facilitate telemedicine evaluation for migraine sufferers while patients are increasingly looking to remote evaluations during this time of unprecedented decreased access to routine office visits. We continue to monitor COVID-19 developments and regulatory and government actions.
To date, the effects of the COVID-19 pandemic have not had a material impact on our long-term activity. However, future developments remain uncertain and the extent to which the COVID-19 pandemic ultimately impacts our business, financial condition or results of operations will depend on a number of factors, including the magnitude and duration of the pandemic, the distribution, acceptance and effectiveness of COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which remain uncertain and difficult to predict. There remains risk that COVID-19 could have material adverse impacts on future revenue growth as well as overall profitability.

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
•development milestone payments incurred prior to regulatory approval of the product candidate; and

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
Non-cash Interest Expense on Mandatorily Redeemable Preferred Shares
Non-cash interest expense on mandatorily redeemable preferred shares is being recognized in connection with the issuance of series A preferred shares and series B preferred shares pursuant to the Series A preferred share purchase agreement and Series B preferred shares forward contracts we entered into with RPI. Since we are required to redeem the series A preferred shares for two times (2x) the original purchase price in equal quarterly installments by December 31, 2024 and the series B preferred shares for one point seventy seven times (1.77x) the original purchase price in equal installments beginning in March 31, 2025 and ending December 31, 2030, we concluded that the Series A preferred shares and Series B preferred shares are mandatorily redeemable instruments and initial classified the preferred shares at their fair value as a liability. Non-cash interest expense on the mandatorily redeemable preferred shares represents the accretion of the carrying value of the preferred shares liability to its redemption value using the effective interest rate method.
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
Gain (Loss) from Equity Method Investment
Prior to our acquisition of Kleo in January 2021, we owned approximately 41.9% of the outstanding shares as of December 31, 2020, and accounted for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period was included in other income (expense), net, in our condensed consolidated statement of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our condensed consolidated balance sheet.

On January 4, 2021, the Company acquired the rest of the shares of Kleo, and post-transaction the Company owns 100% of the outstanding shares of Kleo. The carrying value of the Company’s investment in Kleo was $1,176 immediately prior to the acquisition date. The Company determined the fair value of the existing interest was $6,437, and recognized a gain from our equity method investment of $5,261 on the condensed consolidated statement of operations and comprehensive loss as a result of remeasuring to fair value the existing equity interest in Kleo.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement and profit from US commercial sales of NURTEC ODT, BPI was profitable during the three months ended March 31, 2021 and 2020, and BPI is subject to taxation in the United States.
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
We continue to maintain a valuation allowance against our US deferred tax assets. We periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to excess research and development ("R&D") credit carryforwards as of March 31, 2021. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. We anticipate the commercialization of NURTEC ODT will result in future earnings and believe sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release is subject to change on the basis of the level of profitability that we are able to actually achieve.
In January 2021, we completed the acquisition of Kleo. The acquisition and inclusion of Kleo did not result in a material impact on the provision for income taxes or the effective tax rate for the three months ended March 31, 2021. We recorded a full valuation allowance against our Kleo US deferred tax assets and will periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to Kleo’s cumulative loss history. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following tables summarize our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
In thousands
Product revenue, net	$43,823	$1,151	$42,672
Cost of goods sold	12,862	424	12,438
Gross profit	30,961	727	30,234
Operating expenses:
Research and development	107,111	56,070	51,041
Selling, general and administrative	159,523	95,601	63,922
Total operating expenses	266,634	151,671	114,963
Loss from operations	(235,673)	(150,944)	(84,729)
Other income (expense):
Interest expense	(7,731)	(56)	(7,675)
Interest expense on mandatorily redeemable preferred shares	(7,943)	(5,561)	(2,382)
Interest expense on liability related to sale of future royalties	(13,508)	(8,425)	(5,083)
Change in fair value of derivatives	(210)	(5,781)	5,571
Gain (loss) from equity method investment	5,261	(1,380)	6,641
Other expense, net	(1,700)	(96)	(1,604)
Total other income (expense), net	(25,831)	(21,299)	(4,532)
Loss before provision for income taxes	(261,504)	(172,243)	(89,261)
Provision for income taxes	3,824	694	3,130
Net loss	(265,328)	(172,937)	(92,391)
Less: Net loss attributable to non-controlling interests	(360)	—	(360)
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(264,968)	$(172,937)	$(92,031)

Product revenue, net
Net product revenue was $43.8 million for the three months ended March 31, 2021, compared to $1.2 million for the three months ended March 31, 2020. The increase of $42.7 million in net product revenues is primarily due to a full quarter of NURTEC ODT sales during the three months ended March 31, 2021 compared to a partial quarter of NURTEC ODT sales during the three months ended March 31, 2020. The Company began selling NURTEC ODT in March 2020. Sales allowances and accruals mostly consisted of co-pay card discounts, distribution fees and rebates.
Cost of Goods Sold
Cost of goods sold was $12.9 million for the three months ended March 31, 2021, compared to $0.4 million for the three months ended March 31, 2020. Our cost of goods sold is related to royalties on net sales payable to BMS under a license agreement (see Note 15 "Commitments and Contingencies" to our condensed consolidated financial statements), manufacturing costs for NURTEC ODT, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 13 "License and Other Agreements" to our condensed consolidated financial statements for more information on the BMS and Catalent agreements. The increase of $12.4 million in costs of goods sold is primarily due to a full quarter of NURTEC ODT sales during the three months ended March 31, 2021 compared to a partial quarter of NURTEC ODT sales during the three months ended March 31, 2020, which also had no material manufacturing costs included as all of the costs were incurred prior to FDA approval and accordingly expensed.

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
In thousands
Direct research and development expenses by program:
Rimegepant	$16,992	$18,020	$(1,028)
Troriluzole	16,614	13,984	2,630
Zavegepant	22,748	5,258	17,490
Verdiperstat	6,788	5,583	1,205
BHV-5000	4	109	(105)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	30,677	11,637	19,040
Preclinical research programs	10,482	365	10,117
Other	2,806	1,114	1,692
Total research and development expenses	$107,111	$56,070	$51,041

R&D expenses, including non-cash share-based compensation costs, were $107.1 million for the three months ended March 31, 2021, compared to $56.1 million for the three months ended March 31, 2020. The increase of $51.0 million was primarily due to an increase in preclinical research costs of $10.1 million related to one-time upfront payments of $2.0 million, of which $1.0 million was a non-cash share payment, to Yale University in connection with a license agreement and $5.9 million, of which $3.2 million was a non-cash share payment, to Moda Pharmaceuticals LLC in connection with a consulting agreement. The increase was also due to increased expenses from later stage trials in our zavegepant programs of $17.5 million and an increase of $19.0 million in personnel costs largely due to an increase in non-cash share based compensation. Non-cash share-based compensation expense was $20.1 million for the three months ended March 31, 2021, an increase of $13.8 million as compared to the same period in 2020. The increase in non-cash share based compensation expense was primarily due to the Company's annual equity incentive awards being granted in the three months ended March 31, 2021 for performance year 2020 as compared to the 2019 annual equity incentive awards grant timing in the three months ended December 31, 2019.

Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $159.5 million for the three months ended March 31, 2021, compared to $95.6 million for the three months ended March 31, 2020. The increase of $63.9 million was primarily due to increases in spending to support commercial sales of NURTEC ODT for a full fiscal quarter in 2021 versus a partial quarter in 2020 due to timing of the commercial launch in March 2020. Less than half of the SG&A expense, was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $28.7 million for the three months ended March 31, 2021, an increase of $18.0 million as compared to the same period in 2020. The increase in non-cash share based compensation expense was primarily due to the Company's annual equity incentive awards being granted in the three months ended March 31, 2021 for performance year 2020 as compared to the 2019 annual equity incentive awards grant timing in the three months ended December 31, 2019.
Other Income (Expense), Net
Other income (expense), net was a net expense of $25.8 million for the three months ended March 31, 2021, compared to net expense of $21.3 million for the three months ended March 31, 2020. The increase of $4.5 million in net expense was primarily due to the interest expense on our term loan with Sixth Street drawn in the third quarter of 2020 and an increase in the interest expense recognized on our liability related to sale of future royalties, partially offset by the gain from equity method investment due to the acquisition of Kleo, and a reduced loss on change in derivative liabilities in the three months ended March 31, 2021.
Provision for Income Taxes
We recorded a provision for income taxes of $3.8 million for the three months ended March 31, 2021, compared to a provision for income taxes of $0.7 million for the three months ended March 31, 2020. We recorded a tax provision for the three months ended March 31, 2021, primarily attributable to the Company's profitable operations in the United States during that period.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have funded our operations primarily with proceeds from sales of equity, revenue participation rights related to future royalties, debt issuance, and sales of mandatorily redeemable preferred shares. In addition, we began to generate net product revenue in the first quarter of 2020 in conjunction with the launch of our first product, NURTEC ODT.
As of March 31, 2021, we had cash and cash equivalents of $464.7 million, excluding restricted cash of $4.6 million. Cash in excess of immediate requirements is invested in marketable securities with a view to liquidity and capital preservation. As of March 31, 2021, we had marketable securities of $101.5 million. The Company continuously assesses its working capital needs, capital expenditure requirements and future investments or acquisitions. As of May 10, 2021, the Company believes that its cash, cash equivalents and marketable securities, operating cash flows from the sale of NURTEC ODT, available borrowings under its credit facility, and proceeds from the settlement of its Series B preferred shares forward contracts will be sufficient to meet its cash needs for more than one year.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
In thousands
Net cash used in operating activities	$(205,674)	$(150,722)	$(54,952)
Net cash provided by (used in) investing activities	119,769	(23,366)	143,135
Net cash provided by financing activities	421,015	285,600	135,415
Effect of exchange rate changes on cash and cash equivalents and restricted cash	14	—	14
Net increase in cash, cash equivalents and restricted cash	$335,124	$111,512	$223,612
Operating Activities
During the three months ended March 31, 2021, operating activities used $205.7 million of cash, an increase of $55.0 million as compared to the three months ended March 31, 2020. The increase in cash usage was primarily due to an increase in selling, general and administrative expenses due to increased costs, including advertising, to support the commercial launch of NURTEC ODT. The increase was also due to a $15.6 million payment to RPI for the mandatory redemption of 156 Series A preferred shares, which was accounted for as a payment of accrued interest on the mandatorily redeemable preferred shares liability.
Investing Activities
During the three months ended March 31, 2021, net cash provided by investing activities was $119.8 million, an increase of $143.1 million as compared to the three months ended March 31, 2020. The increase was primarily due to $121.0 million of sales and maturities of marketable securities during the three months ended March 31, 2021 and a $20.0 million milestone payment to BMS relating to the FDA approval of NURTEC ODT during the three months ended March 31, 2020.
Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities was $421.0 million, an increase of $135.4 million compared to the three months ended March 31, 2020.  The increase was primarily due to $308.7 million in proceeds from the issuance of common shares and $100.0 million in proceeds from the 2020 RPI Funding Agreement during the three months ended March 31, 2021, offset by $283.3 million in proceeds from the issuance of common shares during the three months ended March 31, 2020 .
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
The $275.0 million term loan outstanding under the credit facility accrues interest at a variable rate, with interest paid on a quarterly basis. The interest rate on the outstanding term loan as of March 31, 2021 was 10.0%. The Company has the option to pay-in-kind up to 4.0% interest per annum for the first two years and has elected to pay-in-kind the maximum amount for all interest payments as of March 31, 2021. The net proceeds of the term loan are being used for general corporate purposes.
Equity Distribution Agreement
In December 2020, the Company entered into an equity distribution agreement in which we may offer and sell common shares having an aggregate offering price of up to $400.0 million from time to time through or to the sales agents, acting as our agents or principals (the "Equity Distribution Agreement"). Sales of our common shares, if any, will be made in sales deemed to be “at the market offerings”. The sales agents are not required to sell any specific amount of securities but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the sales agents and us. We currently plan to use the net proceeds from the offering for general corporate purposes
As of March 31, 2021, the Company has issued and sold 939,328 common shares for net proceeds of approximately $78,743 under the Equity Distribution Agreement.
Series B Preferred Shares Forward Contracts
In August 2020, the Company entered into the Series B preferred share agreement, whereby RPI will invest in the Company through the purchase of up to 3,992 Series B preferred shares at a price of $50,100 per share for aggregate proceeds of approximately $200.0 million (the "RPI Series B Preferred Share Agreement"). The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. The Company is required to redeem the Series B Preferred Shares for 1.77 times the original purchase price, payable beginning March 31, 2025 in equal quarterly installments through December 31, 2030. The gross proceeds from the transaction with RPI will be used for the clinical development of zavegepant and other general corporate purposes
As of March 31, 2021, the Company has issued 351 Series B preferred shares to RPI for net proceeds of $17.6 million.

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
•hire additional clinical, medical, commercial, and development personnel; and
•incur additional legal, accounting and other expenses as both domestic and international operations continue to grow.
As of May 10, 2021, the issuance date of our condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities as of March 31, 2021, and the funds available from the Sixth Street Financing Agreement and RPI Series B Preferred Shares will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. We may need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
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
•the revenue from NURTEC ODT, and revenue,, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
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

Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2020. See Note 15 to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for further discussion of commitments and contingencies.

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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on March 1, 2021.

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
Interest Rate Risk
As of March 31, 2021, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.2) million and $0.1 million, respectively.
In August 2020, we became subject to market risk in connection with borrowings under the Sixth Street Financing Agreement. Amounts borrowed under the agreement will accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 9.00%. Considering the total outstanding principal balance under the Financing Agreement of approximately $282.3 million at March 31, 2021, a 1.00% change in interest rates would result in an impact to income before income taxes of less than $1.0 million per year.

Form 10-Q Table of Contents
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
We are also subject to credit risk from our accounts receivable related to our product sales. The Company’s trade accounts receivable consists of amounts due from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of March 31, 2021, and we do not expect any such delays in collections to have a material impact on our financial condition or results of operations.

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
Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Form 10-Q Table of Contents
Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 1, 2021, by and among Biohaven Pharmaceutical Holding Company, Ltd., Biohaven Therapeutics Ltd., Kleo Acquisition, Inc., Kleo Pharmaceuticals, Inc. and Shareholder Representative Services LLC, as the stockholders' representative (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on January 8, 2021).

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101	The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
___________________________________________________

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
Dated: May 10, 2021
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)