Form 10-Q
period 2021-06-30
Biohaven Pharmaceutical Holding Co Ltd.
filed 2021-08-09
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2021, the registrant had 65,401,228 common shares, without par value per share, outstanding.
1

Index to Condensed Consolidated Financial Statements
Part I.     Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$306,267	$132,149
Marketable securities	59,840	223,185
Trade receivable, net	168,637	120,111
Inventory	64,058	39,563
Prepaid expenses	48,871	76,682
Other current assets	18,907	11,716
Total current assets	666,580	603,406
Property and equipment, net	10,885	9,340
Equity method investment	—	1,176
Intangible assets, net	57,501	39,087
Other assets	110,927	33,966
Total assets	$845,893	$686,975
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$60,002	$48,476
Accrued expenses and other current liabilities	276,630	166,630
Current portion of mandatorily redeemable preferred shares	62,500	62,500
Total current liabilities	399,132	277,606
Long-term debt	274,138	267,458
Liability related to sale of future royalties, net	347,384	328,350
Mandatorily redeemable preferred shares, net	133,091	111,591
Derivative liability	15,890	14,190
Obligation to perform R&D services	55,353	932
Other long-term liabilities	17,501	19,037
Total liabilities	1,242,489	1,019,164
Commitments and contingencies (Note 15)
Contingently redeemable non-controlling interests	60,000	60,000
Shareholders’ deficit:
Common shares, no par value; 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 65,240,458 and 60,436,876 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,618,194	1,249,547
Additional paid-in capital	142,405	98,938
Accumulated other comprehensive income	280	314
Accumulated deficit	(2,214,756)	(1,739,169)
Total shareholders’ deficit attributable to Biohaven Pharmaceutical Holding Company Ltd.	(453,877)	(390,370)
Non-controlling interests in consolidated subsidiaries	(2,719)	(1,819)
Total shareholders' deficit	(456,596)	(392,189)
Total liabilities and shareholders’ deficit	$845,893	$686,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue, net	$92,933	$9,698	$136,756	$10,849
Cost of goods sold	17,339	3,058	30,201	3,482
Gross profit	75,594	6,640	106,555	7,367
Operating expenses:
Research and development	77,428	42,425	184,539	98,495
Selling, general and administrative	170,057	124,802	329,580	220,403
Total operating expenses	247,485	167,227	514,119	318,898
Loss from operations	(171,891)	(160,587)	(407,564)	(311,531)
Other income (expense):
Interest expense	(7,836)	(172)	(15,567)	(227)
Interest expense on mandatorily redeemable preferred shares	(8,042)	(6,993)	(15,985)	(12,554)
Interest expense on liability related to sale of future royalties	(14,499)	(11,570)	(28,007)	(19,995)
Change in fair value of derivatives	(1,490)	650	(1,700)	(5,131)
Gain (loss) from equity method investment	—	(1,485)	5,261	(2,865)
Other expense, net	(3,051)	(119)	(4,751)	(216)
Total other income (expense), net	(34,918)	(19,689)	(60,749)	(40,988)
Loss before provision for income taxes	(206,809)	(180,276)	(468,313)	(352,519)
Provision for income taxes	4,350	658	8,174	1,352
Net loss	(211,159)	(180,934)	(476,487)	(353,871)
Less: Net loss attributable to non-controlling interests	(540)	—	(900)	—
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(210,619)	$(180,934)	$(475,587)	$(353,871)
Net loss per share attributable to Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(3.23)	$(3.08)	$(7.48)	$(6.15)
Weighted average common shares outstanding—basic and diluted	65,112,179	58,742,329	63,584,932	57,577,384
Comprehensive loss:
Net loss	$(211,159)	$(180,934)	$(476,487)	$(353,871)
Other comprehensive loss, net of tax	(129)	—	(34)	—
Comprehensive loss	(211,288)	(180,934)	(476,521)	(353,871)
Less: comprehensive loss attributable to non-controlling interests	(540)	—	(900)	—
Comprehensive loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(210,748)	$(180,934)	$(475,621)	$(353,871)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(475,587)	$(353,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	74,312	28,641
Interest expense on mandatorily redeemable preferred shares	15,985	12,554
Interest expense on liability related to sale of future royalties	28,007	19,995
Interest expense paid-in-kind on long-term debt	5,649	—
Issuance of common shares as payment for license and consulting agreements	4,243	—
Change in fair value of derivatives	1,700	5,131
(Gain) loss from equity method investment	(5,261)	2,865
Depreciation and amortization	11,278	1,551
Change in obligation to perform R&D services	(10,205)	—
Other non-cash items	2,093	150
Changes in operating assets and liabilities:
Trade receivables, net	(48,526)	(44,796)
Inventories	(19,046)	(6,931)
Prepaid expenses	28,710	(36,626)
Other current assets	(7,051)	2,246
Other assets	(79,832)	17
Accounts payable	5,085	934
Accrued expenses and other current liabilities	63,868	41,543
Other long-term liabilities	(28,138)	62
Net cash used in operating activities	(432,716)	(326,535)
Cash flows from investing activities:
Sales and maturities of marketable securities	162,293	—
Purchases of property and equipment	(1,657)	(1,381)
Payments for leasehold improvements	—	(1,600)
Payments for intangible assets	—	(21,500)
Net cash provided by (used in) investing activities	160,636	(24,481)
Cash flows from financing activities:
Proceeds from issuance of common shares	308,743	283,333
Proceeds from obligation to perform R&D services	100,000	—
Proceeds from the issuance of series B preferred shares	35,170	—
Proceeds from exercise of share options and employee share purchase plan	8,643	14,355
Payment of term loan commitment fee	(3,750)	—
Payment of principal for finance leases	(2,514)	(37)
Payment of term loan	(1,195)	—
Other	1,090	(500)
Net cash provided by financing activities	446,187	297,151
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(189)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	173,918	(53,865)
Cash, cash equivalents and restricted cash at beginning of period	134,231	317,727
Cash, cash equivalents and restricted cash at end of period	$308,149	$263,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business
Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us”, "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. We are a biopharmaceutical company with a portfolio of innovative product candidates targeting neurological diseases, including rare disorders. The Company's lead product, NURTEC™ ODT (rimegepant), was approved by the U.S. Food and Drug Administration ("FDA") on February 27, 2020, which became available by prescription in U.S. pharmacies on March 12, 2020, and was approved for the preventive treatment of migraine on May 27, 2021. NURTEC ODT is the first and only calcitonin gene-related peptide ("CGRP") receptor antagonist available in a quick-dissolve orally dissolving tablet ("ODT") formulation that is approved by the FDA for both the acute and preventive treatment of migraine in adults. Our other late-stage product candidates are based on multiple mechanisms — CGRP receptor antagonists, glutamate modulators and myeloperoxidase inhibition—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications.
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
Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements and public offerings, sale of revenue participation rights related to future royalties, debt financing and funds received for a research and development obligation. The Company has incurred recurring losses since its inception, had an accumulated deficit as of June 30, 2021, and expects to continue to generate operating losses during the commercial launch of NURTEC ODT for the acute and preventive treatment of migraine. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
As of August 9, 2021, the issuance date of our condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities as of June 30, 2021, and the funds available from the Sixth Street Financing Agreement (see Note 14) and Series B Preferred Shares (see Note 8) will be sufficient to fund its current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. The Company may need to raise additional capital until it is profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, the Company may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund its operating costs and working capital needs.

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
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders' equity (deficit) and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

comprehensive income, net of tax, in shareholders' deficit. Foreign currency transaction gains and losses are included in other income (expense) in the condensed consolidated statement of operations and comprehensive loss.
Reclassifications
Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, interest expense on liability related to sale of future royalties, valuation of Series B preferred shares forward contracts and income taxes. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers and contract manufacturers. The Company classifies inventory costs as noncurrent when we expect to utilize the inventory beyond our normal operating cycle and includes these costs in other assets in our condensed consolidated balance sheets. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations.
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
Acquisitions
Our condensed consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired In-Process Research and Development ("IPR&D") be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. Contingent consideration in a business acquisition is included as part of the consideration transferred and is recognized at fair value as of the acquisition date. Fair value is generally estimated by using a probability-weighted discounted cash flow approach.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
Future Adoption of New Accounting Pronouncements
In August 2020 the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update addresses issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of the standard requires changes to be made through either a modified retrospective method of transition or a fully retrospective method. In applying the modified retrospective method, the updated guidance is applied to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on its condensed consolidated financial statements.
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
In May 2021 the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The guidance is applied prospectively and is effective for all entities for fiscal years beginning after 15 December 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2021-04 will have on the condensed consolidated financial statements. The effect will largely depend on the terms of written call options or financings issued or modified in the future.

3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security at June 30, 2021 was as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds
U.S.	$46,172	$—	$46,172	$35	$(2)	$46,205
Foreign	13,637	—	13,637	—	(2)	13,635
Total	$59,809	$—	$59,809	$35	$(4)	$59,840

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

The Company had 9 and 47 available-for-sale debt securities in an unrealized loss position, with an aggregate fair value of $31,387 and $212,378, as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

prior to the anticipated recovery of their amortized cost basis. We did not have any investments in a continuous unrealized loss position for more than twelve months as of June 30, 2021 and December 31, 2020.
The fair values of debt securities available-for-sale by classification in the condensed consolidated balance sheets were as follows:

	June 30, 2021	December 31, 2020
Marketable securities	$59,840	$223,185

The net amortized cost and fair value of debt securities available-for-sale at June 30, 2021 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$59,809	$59,840

Net Investment Income
Sources of net investment income included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Gross investment income from debt securities available-for-sale	$89	$161
Investment expenses	(24)	(76)
Net investment income (excluding net realized capital gains or losses)	65	85
Net realized capital gains (losses)	—	19
Net investment income	$65	$104

The Company had no net investment income during the three and six months ended June 30, 2020.
We utilize the specific identification method in computing realized gains and losses. The Company had no maturities or sales of available-for-sale debt securities or resulting realized gains and losses for the three and six months ended June 30, 2020.

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
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see (Note 4) “Fair Value of Financial Assets and Liabilities” in the 2020 Form 10-K. Financial assets and liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheet at June 30, 2021 and December 31, 2020 were as follows:

		Fair Value Measurement as of June 30, 2021 Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	Money market funds	$145,462	$—	$—	$145,462
Marketable securities	U.S. corporate bonds	—	46,205	—	46,205
Marketable securities	Foreign corporate bonds	—	13,635	—	13,635
Total assets		$145,462	$59,840	$—	$205,302

Liabilities:
Series B preferred shares forward contracts		$—	$—	$15,890	$15,890
Contingent value right liability		—	—	1,457	1,457
Total liabilities		$—	$—	$17,347	$17,347

		Fair Value Measurement as of December 31, 2020 Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	Money market funds	$6,858	$—	$—	$6,858
Marketable securities	U.S. corporate bonds	—	185,884	—	185,884
Marketable securities	Foreign corporate bonds	—	37,301	—	37,301
Total assets		$6,858	$223,185	$—	$230,043

Liabilities:
Series B preferred shares forward contracts		$—	$—	$14,190	$14,190
Total liabilities		$—	$—	$14,190	$14,190

There were no securities transferred between Level 1, 2 and 3 during the six months ended June 30, 2021 and 2020.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
•Series B Preferred Shares Forward Contracts

The following table provides a roll forward of the aggregate fair value of the Company's Series B Preferred Shares Forward Contracts for which fair value is determined by Level 3 inputs for the six months ended June 30, 2021:

Forward Contracts
Balance at December 31, 2020	$14,190
Change in fair value	1,700
Balance at June 30, 2021	$15,890

The Company had no Series B Preferred Shares Forward Contracts for the six months ended June 30, 2020.

•Contingent Value Right Liability
On January 4, 2021, the Company acquired Kleo Pharmaceuticals, Inc. (“Kleo”) (see Note 6). Included in the purchase consideration transferred was a contingent value right to receive one dollar in cash for each Kleo share if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the FDA prior to the expiration of 30 months following the effective time of the transaction. The maximum amount payable pursuant to the contingent value right is approximately $17,300, and the fair value of the contingent value right was $1,457 as of the acquisition date. The Company recorded the contingent value right in other long-term liabilities on the condensed consolidated balance sheets.

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

There was no material change in fair value of the contingent value right liability during the three and six months ended June 30, 2021.
•Series A Preferred Shares Derivative Liability
The Company had no Series A preferred shares derivative liability for the six months ended June 30, 2021.

The following table provides a roll forward of the aggregate fair value of the Company’s Series A preferred shares derivative liability for which fair value is determined by Level 3 inputs for the six months ended June 30, 2020:

Series A Derivative Liability
Balance at December 31, 2019	$37,690
Change in fair value of derivative liability	5,131
Partial settlement of derivative liability	(42,821)
Balance at June 30, 2020	$—

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components
Restricted Cash
Restricted cash included in other current assets in the condensed consolidated balance sheets is primarily employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares.
Restricted cash included in other assets in the condensed consolidated balance sheets represents collateral held by a bank for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania. The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of June 30, 2021 and December 31, 2020, respectively, in the condensed consolidated statement of cash flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$306,267	$132,149
Restricted cash (included in other current assets)	1,132	1,082
Restricted cash (included in other assets)	750	1,000
Cash, cash equivalents and restricted cash in the statement of cash flows	$308,149	$134,231
Trade Receivables, Net
The Company’s trade accounts receivable consists of amounts due from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The allowance for doubtful accounts, including reserve amounts for estimated credit losses, was immaterial as of June 30, 2021 and December 31, 2020.
Inventories
Inventories consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Raw materials	$—	$931
Work-in-process	94,324	33,266
Finished goods	3,462	5,366
Total inventories	$97,786	$39,563
Less noncurrent inventories(1)	33,728	—
Total inventories classified as current	$64,058	$39,563
(1) Included in other assets on the condensed consolidated balance sheets. There are no recoverability issues for these amounts.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components (Continued)
Prepaid Expenses
Prepaid expenses consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Prepaid clinical trial costs	$24,108	$21,173
Prepaid manufacturing	2,919	36,040
Prepaid commercial costs	19,326	16,448
Other prepaid expenses	2,518	3,021
Prepaid expenses	$48,871	$76,682
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Accrued development milestones	$500	$667
Accrued employee compensation and benefits	26,964	29,447
Accrued clinical trial costs	29,972	19,887
Accrued commercialization and other professional fees	27,273	6,336
Accrued sales discounts and allowances	104,668	73,155
Current obligation to perform R&D services	37,466	846
Other accrued expenses and other current liabilities	49,787	36,292
Accrued expenses and other current liabilities	$276,630	$166,630

6.   Business Acquisition
On January 4, 2021, the Company acquired Kleo Pharmaceuticals, Inc. (“Kleo”). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The transaction was accounted for as the acquisition of a business using the acquisition method of accounting.
The total fair value of the consideration transferred was $20,043 which consisted of the issuance of a total of 115,836 common shares of the Company to Kleo stockholders and contingent consideration in the form of a contingent value right to receive one dollar in cash for each Kleo share if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the FDA prior to the expiration of 30 months following the effective time of the transaction. The maximum amount payable pursuant to the contingent value right is approximately $17,300, and the fair value of the contingent value right is $1,457 as of the acquisition date. The transaction also provides for approximately $950 of cash holdbacks to provide for potential indemnification claims and other reserves. Any holdback amounts remaining after the holdback periods will be released to the Kleo stockholders in the form of cash consideration.
Prior to the consummation of the transaction, the Company owned approximately 41.9% of the outstanding shares of Kleo and accounted for it as an equity method investment. As part of the transaction, the Company acquired the remainder of the shares of Kleo, and post-transaction the Company owns 100% of the outstanding shares of Kleo. The carrying value of the Company’s investment in Kleo was $1,176 immediately prior to the acquisition date. The Company determined the fair value of the existing interest was $6,437, and recognized a gain from our equity method investment of $5,261 for the six months ended June 30, 2021 on the condensed consolidated statement of operations and comprehensive loss as a result of remeasuring to fair value the existing equity interest in Kleo.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.   Business Acquisition (Continued)

Kleo’s employees, other than its President and Chief Financial Officer, were retained as part of the transaction. In connection with the transaction agreement, the Company filed a registration statement permitting Kleo stockholders to offer and sell the common shares of the Company issued in the transaction.

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
The Company concluded that there were two units of account for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the 2018 RPI Funding Agreement and $50,000 from the Purchase Agreement among the two units of account on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing share price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of account. The effective interest rate under the 2018 RPI Funding Agreement, including transaction costs, is approximately 27% as of June 30, 2021.
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
The success-based milestone payments range from 0.6x to 2.95x of the funded amount depending on the number of regulatory approvals achieved for zavegepant (including 1.9x for the first zavegepant migraine regulatory approval) and would be paid over a 10-year period. If the Company consummates a Change of Control, and the Buy-Back Option has not previously been exercised, RPI 2019 IFT has the option to accelerate each unpaid milestone payment which has or thereafter occurs.
The Company concluded that there were two units of account for the $150,000 in initial consideration received, which comprised of a liability related to sale of future royalties for products containing rimegepant and a research and development arrangement with RPI 2019 IFT for zavegepant. The Company allocated the $150,000 from the 2020 RPI Funding Agreement among the two units of account based on the present value of probability adjusted net sales at the time of the transaction. The Company allocated $147,876 in transaction consideration to the liability related to sale of future royalties and $2,124 to the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Liability Related to Sale of Future Royalties, net (Continued)
obligation to perform contractual services in the condensed consolidated balance sheets. The transaction costs of $400 were allocated only to the liability related to sale of future royalties. The effective interest rate under the 2020 RPI Funding Agreement, including transaction costs, is approximately 6% as of June 30, 2021.
In March 2021, the Company received $100,000 from RPI 2019 IFT for the commencement of the oral zavegepant Phase 3 clinical program. The Company allocated the proceeds to obligation to perform R&D services liability in the condensed consolidated balance sheets.
Since there is a substantive and genuine transfer of risk to RPI 2019 IFT for the development of zavegepant, the $102,124 of consideration allocated to the development of zavegepant is being recognized by the Company as an obligation to perform contractual services and therefore is a reduction of research and development expenses as incurred. The reduction to research and development expenses related to the 2020 RPI Funding Agreement for the three and six months ended June 30, 2021 was $10,016 and $10,205.
The following table shows the activity within the liability related to sales of future royalties account for the six months ended June 30, 2021 and 2020, respectively, related to the 2018 and 2020 RPI Funding Agreements.

	Six Months Ended June 30,
	2021	2020
Liability related to sale of future royalties - beginning balance	$335,282	$144,111
Royalty revenues payable to RPI	(3,419)	(228)
Interest expense on liability related to sale of future royalties	28,007	19,995
Liability related to sale of future royalties - ending balance	$359,870	$163,878

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Mandatorily Redeemable Preferred Shares, net (Continued)

The Company is required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable beginning March 31, 2021 in equal quarterly installments through December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 20% as of June 30, 2021. The Company recognized $7,677 and $6,993 in interest expense for the three months ended June 30, 2021 and June 30, 2020, respectively. The Company recognized $15,620 and $12,554 in interest expense for the six months ended June 30, 2021 and June 30, 2020, respectively. The Company had 2,183 and 2,495 Series A Preferred Shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.
The following table shows the activity within the Series A preferred share liability for the six months ended June 30, 2021 and 2020, respectively:

Carrying Value
Gross balance at December 31, 2020	$174,264
Interest expense recognized, excluding transaction cost amortization	15,599
Redemption of Series A preferred shares	(31,250)
Gross balance at June 30, 2021	$158,613
Less: unamortized transaction costs	(152)
Net balance at June 30, 2021	$158,461

Gross balance at December 31, 2019	$103,864
Partial settlement of derivative liability	42,821
Interest expense recognized, excluding transaction cost amortization	12,532
Gross balance at June 30, 2020	$159,217
Less: unamortized transaction costs	(196)
Net balance at June 30, 2020	$159,021

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
On August 7, 2020, the Company entered into the RPI Series B Preferred Share Agreement, pursuant to which RPI agreed to invest in the Company through the purchase of up to 3,992 Series B Preferred Shares at a price of $50,100 per share. The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. Upon issuance of the Series B Preferred Shares, they will qualify as mandatorily redeemable instruments and be classified as a mandatorily redeemable preferred shares liability on the condensed consolidated balance sheets. The Company will then measure the liability at fair value, and subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Series B Preferred Share Agreement was determined to be approximately 8%,

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Mandatorily Redeemable Preferred Shares, net (Continued)
and the Company recognized $365 in interest expense for the three and six months ended June 30, 2021. The Company had 702 and no Series B preferred shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively.
The following table shows the activity within the Series B preferred share liability for the six months ended June 30, 2021:

Carrying Value
Balance at December 31, 2020	$—
Interest expense recognized	365
Issuance of Series B preferred shares	36,765
Balance at June 30, 2021	$37,130

9.   Shareholders' Equity (Deficit)
Changes in shareholders’ deficit for the three and six months ended June 30, 2021 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Biohaven Shareholders' Equity (Deficit)	Non-controlling Interests	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2020	60,436,876	$1,249,547	$98,938	$(1,739,169)	$314	$(390,370)	$(1,819)	$(392,189)
Issuance of common shares as part of acquisition	115,836	10,673	—	—	—	10,673	—	10,673
Issuance of common shares as payment for license agreements	110,998	10,243	—	—	—	10,243	—	10,243
Issuance of common shares, net of offering costs	4,037,204	308,243	—	—	—	308,243	—	308,243
Issuance of common shares under equity incentive plan	365,554	25,315	(23,933)	—	—	1,382	—	1,382
Non-cash share-based compensation expense	—	—	48,726	—	—	48,726	—	48,726
Net loss	—	—	—	(264,968)	—	(264,968)	(360)	(265,328)
Other comprehensive income	—	—	—	—	95	95	—	95
Balances as of March 31, 2021	65,066,468	$1,604,021	$123,731	$(2,004,137)	$409	$(275,976)	$(2,179)	$(278,155)
Issuance of common shares under equity incentive plan and employee share purchase plan	173,990	14,173	(6,912)	—	—	7,261	—	7,261
Non-cash share-based compensation expense	—	—	25,586	—	—	25,586	—	25,586
Net loss	—	—	—	(210,619)	—	(210,619)	(540)	(211,159)
Other comprehensive loss	—	—	—	—	(129)	(129)	—	(129)
Balances as of June 30, 2021	65,240,458	$1,618,194	$142,405	$(2,214,756)	$280	$(453,877)	$(2,719)	$(456,596)

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Shareholders' Equity (Deficit) (Continued)
Changes in shareholders’ equity (deficit) for the three and six months ended June 30, 2020 were as follows:

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

Issuance of Common Shares for the March 2021 Offering
In March 2021, the Company issued and sold 2,686,409 common shares at a public offering price of $76.00 per share for net proceeds of approximately $199,500 after deducting underwriting discounts and commissions of approximately $4,167 and other offering expenses of approximately $500. In addition, in March 2021, the underwriter of the March follow-on offering exercised its option to purchase additional shares, and the Company issued and sold 402,961 common shares for net proceeds of approximately $30,000 after deducting underwriting discounts and commissions of approximately $625. Thus, the aggregate net proceeds to the Company from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $229,500.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Shareholders' Equity (Deficit) (Continued)
Equity Distribution Agreement
In December 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC, Piper Sandler & Co., SVB Leerink LLC, Canaccord Genuity LLC, Mizuho Securities USA LLC, Wedbush Securities Inc., and William Blair & Company, L.L.C., as our sales agents (the "Equity Distribution Agreement"). In accordance with the terms of the Equity Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $400,000 from time to time through or to the sales agents, acting as our agents or principals. Sales of our common shares will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The sales agents may also sell our common shares by any other method permitted by law. The sales agents are not required to sell any specific amount of securities but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the sales agents and us. The Company issued and sold no shares in the three months ended June 30, 2021, and 939,328 common shares for net proceeds of approximately $78,743 during the six months ended June 30, 2021.
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
In connection with the BioShin Series A Preferred Shares issuance, BioShin Limited executed the 2020 Equity Incentive Plan ("BioShin 2020 Equity Incentive Plan") and granted options under the BioShin 2020 Equity Incentive Plan to certain employees. The compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. The Company is accounting for the expense being recognized over the requisite service period as non-controlling interest in shareholder's equity. The Company recognized $540 and $900 in non-controlling interest relating to the options for the three and six months ended June 30, 2021, respectively.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10. Accumulated Other Comprehensive Income (Loss)

Shareholders’ deficit included the following activity in accumulated other comprehensive income for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net unrealized investment gains (losses):
Beginning of period balance	$(43)	$(125)
Other comprehensive income(1)	73	136
Amounts reclassified from accumulated other comprehensive income(1)	—	19
Other comprehensive income	73	155
End of period balance	30	30

Foreign currency translation adjustments:
Beginning of period balance	452	439
Other comprehensive loss(1)	(202)	(189)
End of period balance	250	250

Total beginning of period accumulated other comprehensive income	409	314
Total other comprehensive loss	(129)	(34)
Total end of period accumulated other comprehensive income	$280	$280
(1) There was no tax on other comprehensive income (loss) or amounts reclassified from accumulated other comprehensive income during the period
The Company had no accumulated other comprehensive income (loss) included in shareholders' deficit as of June 30, 2020.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development expenses	$9,273	$6,426	$29,331	$12,677
Selling, general and administrative expenses	16,313	5,336	44,981	15,964
Total non-cash share-based compensation expense	$25,586	$11,762	$74,312	$28,641
Less: Share-based compensation expense attributable to non-controlling interests	540	—	900	—
Share-based compensation expense attributable to Biohaven Pharmaceutical Holding Company Ltd.	$25,046	$11,762	$73,412	$28,641

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
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at June 30, 2021.
As of June 30, 2021, the Company's unrecognized compensation expense related to unvested stock options totaled $76,622, which the Company expects to be recognized over a weighted-average period of 1.87 years. The Company expects approximately 3,167,723 of the unvested stock options to vest over the requisite service period.
The following table is a summary of the Company's stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	7,545,907	$28.21
Granted	1,252,530	$82.53
Exercised	(153,847)	$35.05
Forfeited	(70,790)	$55.98
Outstanding as of June 30, 2021	8,573,800	$35.78	6.92	$525,563
Options exercisable as of June 30, 2021	5,406,077	$25.91	6.17	$384,734
Vested and expected to vest as of June 30, 2021	8,573,800	$35.78	6.92	$525,563

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
As of June 30, 2021, there was $74,781 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.41 years. The total fair value of RSUs vested during the six months ended June 30, 2021 was $25,846.
The following table is a summary of the RSU activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested outstanding as of December 31, 2020	467,160	$56.00
Granted	1,093,250	$82.86
Forfeited	(25,631)	$75.23
Vested	(355,308)	$72.74
Unvested outstanding as of June 30, 2021	1,179,471	$75.43

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

12.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(211,159)	$(180,934)	$(476,487)	$(353,871)
Net loss attributable to non-controlling interests	(540)	—	(900)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(210,619)	$(180,934)	$(475,587)	$(353,871)
Denominator:
Weighted average common shares outstanding—basic and diluted	65,112,179	58,742,329	63,584,932	57,577,384
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(3.23)	$(3.08)	$(7.48)	$(6.15)

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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2021	2020
Options to purchase common shares	8,573,800	8,120,648
Warrants to purchase common shares	106,751	106,751
Restricted share units	1,179,471	477,798
Total	9,860,022	8,705,197

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
In January 2021, the Company entered a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). Under the license agreement, Biohaven acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform. The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. As part of consideration for this license, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 common shares valued at approximately $1,000. Under the agreement, the Company may develop products based on the MoDE platform. The agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale a low single-digit percentage of sublicense income that it receives. In addition, Yale University will be eligible to receive additional development milestone payments of up to $800 and commercial milestone payments of up to $2,950. The agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire of a licensed patent.
For the three and six months ended June 30, 2021, excluding the upfront payments noted above, the Company did not record any material expense, or make any milestone or royalty payments under the Yale Agreement or the Yale MoDE Agreement.
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
For the three and six months ended June 30, 2021 and 2020, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.
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
For the three and six months ended June 30, 2021 and 2020, the Company did not record any material expense or make any milestone or royalty payments under the Rutgers Agreement.
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
In August 2020, the Company entered into a further amendment of the BMS Agreement (the “August 2020 BMS Amendment”) Under the August 2020 BMS Amendment, the Company paid BMS an upfront payment of $5,000 in return for a reduction in the royalties payable on net sales of rimegepant and zavegepant in China, with percentages in the low to mid-single digits. In addition, the Company is obligated to pay up to $22,500 for each licensed product upon the achievement of commercial milestones in China. The August 2020 BMS Amendment also amended the BMS Agreement to remove sales in China from the commercial milestone payment obligations.
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
In connection with the BMS Agreement, the Company was required to pay $2,000 to BMS on commencement of a Phase 1 clinical trial, $4,000 on commencement of a Phase 2 clinical trial, and $6,000 on commencement of a Phase 3 clinical trial, the occurrence of which the Company believes is probable, for certain milestones relating to the development of zavegepant. Accordingly, the Company recognized these liabilities in accrued expenses within the condensed consolidated balance sheets in the fourth quarter of 2018, first quarter of 2019, and fourth quarter of 2019, respectively. Per the BMS Agreement, the $2,000 and $4,000 payment obligations under the agreement were deferred until the earlier of FDA approval of rimegepant or the discontinuation of the rimegepant development program. Upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay BMS the $2,000 and $4,000 milestone payments for the commencement of the Phase 1 and Phase 2 clinical trials of zavegepant, respectively, and made the milestone payments in the second quarter of 2020. The Company paid the $6,000 milestone payment following the commencement of the Phase 3 clinical trial of zavegepant in the fourth quarter of 2020. In the first quarter of 2021, the Company accrued a $5,000 development milestone expense following the regulatory filing for rimegepant in Europe, which was paid in the second quarter of 2021.
For the three and six months ended June 30, 2021, the Company recorded $9,293 and $13,678, respectively, in royalty expense in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss under the BMS agreement. For the three and six months ended June 30, 2020, the Company recorded $860 and $975, respectively, in royalty expense in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss under the BMS agreement.
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
For the three and six months ended June 30, 2021 and 2020, the Company did not record any expense or make any milestone or royalty payments under the 2016 AstraZeneca Agreement.
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
In connection with the 2018 RPI Funding Agreement, the Company recorded, $12,049 and $23,468 in interest expense on its liability related to sale of future royalties for the three and six months ended June 30, 2021, respectively, and $11,570 and

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  License and Other Agreements (Continued)
$19,995 in interest expense on its liability related to sale of future royalties for the three and six months ended June 30, 2020, respectively, The Company paid $920 and $1,656 under the 2018 RPI Funding Agreement during the three and six months ended June 30, 2021, respectively and no payments under the 2018 RPI Funding Agreement during the three and six months ended June 30, 2020.
In August 2020, pursuant to the 2020 RPI Funding Agreement, the Company sold sales-based participation rights on global net sales of products containing zavegepant and rimegepant to RPI 2019 IFT for aggregate funding of $250,000, payable in two tranches. For further details on the transaction see Note 7 “Liability Related to Sale of Future Royalties, net.”
In connection with the 2020 RPI Funding Agreement, the Company recorded $2,450 and $4,539 in interest expense on its liability related to sale of future royalties for the three and six months ended June 30, 2021, and no interest expense for the three and six months ended June 30, 2020 . The Company recorded payments of $175 and $315 during the three and six months ended June 30, 2021, and no payments under the 2020 RPI Funding Agreement during the three and six months ended June 30, 2020.
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
The Company plans to conduct a Phase 3 clinical trial of this product candidate, which is now referred to as verdiperstat, for the treatment of multiple system atrophy (“MSA”), a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. The Company is solely responsible, and has agreed to use commercially reasonable efforts, for all development, regulatory and commercial activities related to verdiperstat. The Company may sublicense its rights under the agreement and, if it does so, will be obligated to pay a portion of any milestone payments received from the sublicense to AstraZeneca in addition to any milestone payments it would otherwise be obligated to pay.
The Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country and can also be terminated if certain events occur, e.g., material breach or insolvency.
For the three and six months ended June 30, 2021 and 2020, excluding the upfront payments noted above, the Company did not record any material expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.
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
The Company recorded $509 and $1,321 in research and development expense in the condensed consolidated statements of operations and comprehensive loss related to the Research Plan milestones with FCCDC during the three and six months ended June 30, 2021, respectively. The Company recorded $450 and $1,405 of expense related to this agreement during the three and six months ended June 30, 2020, respectively.
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
For the three and six months ended June 30, 2021, in addition to the upfront payments noted above, the Company recorded $2,868 and $3,485, respectively, in research and development expense related to the Heptares Agreement.
Artizan Biosciences Inc.
In December 2020, Biohaven entered into an Option and License Agreement with Artizan Biosciences Inc. (the "Artizan Agreement"). Pursuant to the Artizan Agreement, Biohaven acquired an option (“Biohaven Option”) to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products in the United States. The Biohaven Option is exercisable throughout the development phase of the products at an exercise price of approximately $4,000 to $8,000, which varies based on the market potential of the products. Biohaven and Artizan have also formed a JSC to oversee, review and

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  License and Other Agreements (Continued)
coordinate the product development activities with regard to all products for which Biohaven has (or has exercised in the future) the Biohaven Option.
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
For the three and six months ended June 30, 2021, excluding the upfront payments noted above, the Company did not record any research and development expense or make any milestone payments related to the Artizan Agreement.
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
For the three and six months ended June 30, 2021, excluding the upfront payments noted above, the Company did not record any material research and development expense or make any milestone payments related to the Moda Agreement.
Reliant Glycosciences, LLC
In July 2021, the Company entered into a development and licenses agreement with Reliant Glycosciences, LLC (the "Reliant Agreement"). Under the Reliant Agreement, the Company paid Reliant an upfront share payment valued at approximately $3,686. In addition, Reliant will be eligible to receive development milestone payments of up to $36,500, and royalties of a low single-digit percentage of net sales of licensed products.

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14. Debt (Continued)
The following table is a summary of the Company’s borrowing as of June 30, 2021:

June 30, 2021
Long-term debt
Floating rate note due August 2025 (10.00% at June 30, 2021)(1)	$285,127
Total debt principal	285,127
Unamortized debt discount and issuance costs	(10,989)
Less: current portion	—
Long-term debt	$274,138
(1) Includes $5,649 of paid in kind interest that was added to the principal during the six months ended June 30, 2021

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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specified circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 or December 31, 2020.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2021, there were no matters which would have a material impact on the Company’s financial results.

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

Overview
We are a commercial-stage biopharmaceutical company with a marketed product, NURTEC® ODT (rimegepant), for the acute and preventive treatment of migraine and a portfolio of innovative product candidates targeting neurological diseases, including rare disorders. NURTEC ODT, was approved by the U.S. Food and Drug Administration ("FDA") for the acute treatment of migraine on February 27, 2020, which became available by prescription in U.S. pharmacies on March 12, 2020, and for the preventive treatment of migraine on May 27, 2021. NURTEC ODT is the first and only calcitonin gene-related peptide ("CGRP") receptor antagonist available in a quick-dissolve orally dissolving tablet ("ODT") formulation that is approved by the FDA for both the acute and preventive treatment of migraine in adults. Our other late-stage product candidates are based on multiple mechanisms —CGRP receptor antagonists, glutamate modulators and myeloperoxidase inhibition—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications.
Our late-stage programs include the following:

Product	Platform	Indication	Development Stage
NURTEC ODT	CGRP	Acute treatment of migraine	•Approved by the FDA on February 27, 2020 and commercialization began in March 2020. •Phase 3 trial for China and Korea ongoing.
NURTEC ODT	CGRP	Prevention of migraine	Approved by the FDA on May 27, 2021.
Rimegepant	CGRP	Pediatric acute treatment of migraine	Phase 3 trial ongoing.
Zavegepant	CGRP	Acute treatment of migraine	Intranasal Phase 3 trial ongoing. Results expected in the second half of 2021.
Zavegepant	CGRP	Prevention of migraine	Oral Phase 3 trial ongoing.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in spinocerebellar ataxia ("SCA") complete and multi-year extension trial ongoing. Global registrational Phase 3 trial completed enrollment and ongoing in the U.S. and China. Results expected in the first half of 2022.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Two Phase 3 trials ongoing. Results expected in the second half of 2022.
Verdiperstat	MPO	Multiple System Atrophy ("MSA")	Phase 3 trial completed enrollment and ongoing. Results expected in third quarter of 2021.
Verdiperstat	MPO	Amyotrophic Lateral Sclerosis ("ALS")	Phase 3 HEALEY ALS Platform Trial ongoing. Enrollment expected to complete in fourth quarter of 2021.

CGRP Platform
In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and zavegepant (previously known as BHV-3500 and vazegepant), through a license agreement, as amended, with Bristol-Myers Squibb Company (“BMS”). In December 2020, Heptares Therapeutics Ltd. ("Sosei Heptares") and Biohaven entered a global collaboration and license agreement (the "Heptares Agreement") under which Biohaven received exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders. The most advanced of these is BHV-3100, previously known as HTL0022562.
Rimegepant
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we developed for the acute and preventive treatment of migraine. During the second quarter of 2019, we submitted NDAs for the acute treatment of migraine to the FDA for the Zydis ODT and tablet formulations of rimegepant. The NDA submission for the Zydis ODT formulation of rimegepant was submitted using an FDA priority review voucher, purchased in March 2019, providing for an expedited 6-month review. The Zydis ODT formulation of rimegepant (NURTEC ODT) was approved by the FDA for the acute treatment of migraine on February 27, 2020 and was available by prescription in U.S. pharmacies on March 12, 2020. During the fourth quarter of 2020, we submitted an sNDA for the preventive treatment of migraine to the FDA for NURTEC ODT. The FDA approved NURTEC ODT for the preventive treatment of migraine on May 27, 2021.
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
The Company remains focused on investing in the long-term success of the launch by driving new-to-brand prescriptions , and ultimately market share, in this rapidly growing oral CGRP market and is continuing to observe a positive return on investment with increasing physician advocacy and attracting a greater pool of patients. We believe that the rapid adoption of NURTEC ODT is evidence of significant unmet need among people with migraine and an associated large acute therapy market opportunity. It is important to note that the injectable anti-CGRP prevention market has not been negatively impacted by the oral anti-CGRP (or gepant) class growth, which signifies two distinct and sizable migraine market segments. The Company continues to expand commercial payer coverage, with NURTEC ODT now covered by insurance providers reflecting 89% of commercial lives.
A summary of key rimegepant studies is described below.
Study 301/Study 302
In March 2018, we announced positive topline data from our first two pivotal Phase 3 trials (“Study 301 and Study 302”) for the acute treatment of migraine. In each trial, treatment with a single 75 mg dose of rimegepant met the co-primary efficacy endpoints of the trial, which were superior to placebo, at two hours post-dose, on measures of pain freedom and freedom from the patient’s most bothersome symptoms ("MBS"). In addition to achieving both co-primary endpoints in each of the trials, rimegepant also was observed to be generally safe and well-tolerated in the trials, with a safety profile similar to placebo. The co-primary endpoints achieved in the Phase 3 trials were consistent with regulatory guidance from the FDA and provided the basis for the submission of a NDA to the FDA.
Study 303
A third Phase 3 clinical trial for the acute treatment of migraine with a bioequivalent ODT formulation of rimegepant was commenced in February 2018. On December 3, 2018, we announced positive topline data from this randomized, controlled Phase 3 clinical trial (“BHV3000-303” or “Study 303”) evaluating the efficacy and safety of our Zydis ODT formulation of rimegepant for the acute treatment of migraine. Rimegepant differentiated from placebo on the two co-primary endpoints using a single dose, pain freedom and freedom from the MBS at two hours. In total, rimegepant was significantly differentiated from the placebo in the first 21 consecutive primary and secondary outcome measures that were pre-specified. Patients treated with the rimegepant Zydis ODT formulation began to numerically separate from placebo on pain relief as early as 15 minutes, and this difference was statistically significant at 60 minutes. Additionally, a significantly greater percentage of patients treated with rimegepant Zydis ODT returned to normal functioning by 60 minutes and lasting clinical benefit compared to placebo was observed through 48 hours after a single dose of rimegepant on freedom from pain, pain relief, freedom from the MBS, and freedom from functional disability. The safety and tolerability observations of rimegepant in Study 303 were consistent with our previous observations. The overall rates of adverse events were similar to placebo (13.2% with respect to rimegepant compared to 10.5% with placebo). The co-primary endpoints achieved in the Phase 3 trials were consistent with regulatory guidance from the FDA and formed the basis of efficacy data required by the FDA for approval.

Study 305
In November 2018, we initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75 mg to evaluate its efficacy and safety as a preventive therapy for migraine (“BHV3000-305” or “Study 305”). In March 2020, Biohaven announced positive topline results from this study. Rimegepant 75 mg, dosed every other day, demonstrated statistically significant superiority, compared to placebo, on the primary endpoint of reduction in the mean number of migraine days per month in both episodic and chronic migraine patients. The safety profile seen in the 370 patients who received rimegepant 75 mg every other day was consistent with prior clinical trial experience. With this trial, rimegepant has become the only CGRP targeted therapy to demonstrate efficacy in both the acute and preventive treatment of migraine. An sNDA for rimegepant for prevention of migraine was filed with the FDA and accepted for review in the fourth quarter of 2020. The FDA approved NURTEC ODT for the preventive treatment of migraine on May 27, 2021.
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
International Health Authority Interactions
Scientific advice for rimegepant for acute and preventive migraine treatment was received from the Committee for Medicinal Products for Human Use, a committee of the European Medicines Agency, in June and December 2018, respectively. In the first quarter of 2021, we submitted the Marketing Authorization Application ("MAA") for rimegepant dual activity, inclusive of acute and prevention of migraine. The submission has been validated by the European Medicines Agency and the European Commission procedure is ongoing. If approved, Vydura will be the commercial name for rimegepant in the EU. Filings in Israel and the Middle East began in 2020. In March 2021, we received approval for rimegepant in Israel and the UAE, and we anticipate further approvals in 2021 and 2022. In the second quarter of 2020, we entered into agreements with Genpharm Services and Medison Pharma to distribute NURTEC ODT in the Middle East & Gulf Countries and Israel, respectively. With respect to Japan, we are engaging the Pharmaceuticals and Medical Devices Agency ("PMDA") on a path forward, and initiation of Phase 2/3 bridging studies are anticipated to begin in the fourth quarter of 2021.
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
Administration of intranasal zavegepant in a Phase 1 clinical trial was initiated in October 2018 and achieved targeted therapeutic exposures. We advanced zavegepant into a Phase 2/3 trial to evaluate its efficacy for the acute treatment of migraine in the first quarter of 2019. We believe that intranasal zavegepant may provide an ultra-rapid onset of action that could be used in a complementary fashion with other migraine treatments when the speed of onset is critical to a patient. In December 2019, we announced positive topline results from the Phase 2/3 trial. Zavegepant 10 and 20 mg was statistically superior to placebo on the co-primary endpoints of pain freedom and freedom from the MBS at two hours using a single dose. A second Phase 3 trial was initiated in fourth quarter of 2020 with results expected in the second half of 2021.
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
BHV-3100
BHV-3100, previously known as HTL0022562, is the most advanced clinical candidate being developed through a global collaboration and license agreement between Biohaven and Sosei Heptares. Under the agreement, Biohaven received exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders.
BHV-3100 was developed successfully through preclinical trials by Sosei Heptares and demonstrated promising and differentiated properties in target CGRP-mediated disorders. In June 2021, Sosei Heptares announced that BHV-3100 had entered a Phase 1 study with the dosing of a first healthy subject. Future studies are being planned to target common and rare diseases.

Glutamate Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is in multiple Phase 3 trials. Other product candidates include sublingual riluzole (BHV-0223) and BHV-5500, an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
Troriluzole
Ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been spinocerebellar ataxia ("SCA"). We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. A Phase 2/3 trial began enrollment in March 2019 to evaluate the efficacy of troriluzole in SCA. We believe that the non-statistically significant clinical observations from our first Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into a Phase 3 trial that could provide the data needed to serve as the basis for an NDA. We completed enrollment in the Phase 3 trial of troriluzole in SCA in the first quarter of 2021. Results are expected in the first half of 2022.
Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. The Phase 2/3 study results were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed consistent numerical improvement over placebo on the Yale-Brown Obsessive Compulsive Scale (Y-BOCS) at all study timepoints (weeks 4 to 12) but did not meet the primary outcome measure at week 12 (p = 0.22 at week 12) but was significant at week 8 (p < 0.05). Troriluzole was well tolerated with a safety profile consistent with past clinical trial experience. Given the strong signal in the

Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in the Phase 3 program. Two Phase 3 studies are currently ongoing with results expected in the second half of 2022.
In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease ("AD") was advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In the fourth quarter of 2019, we completed enrollment in the study and announced that the study passed the interim futility analysis. In order to pass the interim futility analysis, troriluzole had to demonstrate numerically greater benefit over placebo on at least one of the two pre-specified criteria at 26 weeks: either (i) cognitive function as measured by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-cog”) or (ii) hippocampal volume as assessed by magnetic resonance imaging. In January 2021, topline data from the trial revealed that troriluzole did not statistically differentiate from placebo at 48 weeks on the study's prespecified co-primary endpoints on the Alzheimer's Disease Assessment Scale-Cognitive Subscale and the Clinical Dementia Rating Scale Sum of Boxes in study participants with mild-to-moderate AD. Troriluzole also did not differentiate from placebo on the key secondary measure of hippocampal volume assessed by magnetic resonance imaging (MRI) in the overall population. A subgroup analysis consisting only of mild AD patients did, however, reveal that troriluzole exhibited a nonsignificant numerical difference of a potential benefit at week 48 on both the ADAS-cog and hippocampal volumetric MRI. Although the numerical effects on the ADAS-cog and hippocampal MRI measured in mild AD patients suggests a potential biologic effect of troriluzole in patients with early stage disease, additional analyses and biomarker data will be informative and help determine whether any further study in early AD is warranted. Full study results, including additional secondary and exploratory outcomes, biomarker, and subgroup analyses, are expected in the coming months and will be presented at an upcoming scientific meeting. With regard to safety and tolerability, treatment with troriluzole at a dose of 280 mg once daily was relatively well tolerated and demonstrated a safety profile consistent with previous studies of troriluzole. Biohaven has amended the ongoing long-term extension study of troriluzole in AD for mild AD patients to be able to continue treatment in order to gather additional clinical and biomarker data.
International Development
In the third quarter of 2020, BioShin raised $60.0 million in series A funding which will be used to build out BioShin Limited in China and advance our clinical portfolio in the Asia-Pacific region, including initiating sites in China to participate in the global registrational Phase 3 trial of troriluzole in SCA. BioShin completed enrollment for the trial in China in the first quarter of 2021 with results expected in the first half of 2022.
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
Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. Seven clinical studies were completed by AstraZeneca, including four Phase 1 studies in healthy subjects, two Phase 2a studies in subjects with Parkinson’s disease, and one Phase 2b study in subjects with MSA. We have entered into an exclusive license agreement with AstraZeneca for the product candidate.

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
Artizan Biosciences, Inc.
In December 2020, we entered into an Option and License Agreement with Artizan Biosciences Inc. ("Artizan"), a biotechnology company focused on addressing inflammatory diseases involving the human intestinal microbiota. Pursuant to the agreement, we acquired an option to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products. Artizan will use the proceeds to continue advancing the preclinical research and development of its lead program for inflammatory bowel disease, which is anticipated to enter the clinic in 2022, as well as to explore additional disease targets (See Note 13).
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
BHV-1100
In the third quarter of 2021, Biohaven expects to initiate a Phase 1a/1b trial in multiple myeloma patients using its antibody recruiting molecule (ARM) BHV-1100 in combination with autologous cytokine induced memory-like (CIML) natural killer (NK) cells and immune globulin (IG) to target and kill multiple myeloma cells expressing the cell surface protein CD38. BHV-1100 is the lead clinical asset from Biohaven’s Antibody Recruiting Molecule (ARM™) Platform developed from a strategic alliance with PeptiDream Inc. (TYO: 4587). This clinical trial will assess the safety and tolerability as well as exploratory efficacy endpoints in newly diagnosed multiple myeloma patients who have tested positive for minimal residual disease (MRD+) in first remission prior to autologous stem cell transplant (ASCT).

Recent Developments
NURTEC ODT (Rimegepant) Patent Issuance
The United States Patent and Trademark Office has awarded a patent to the Company (US Pat. No. 11,083,724, to be issued on August 10, 2021) that is directed to our drug product, NURTEC ODT (rimegepant), as well as other CGRP inhibitors in an ODT form. The patent has a statutory expiration date of March 25, 2039, not including patent term adjustment or any potential patent term extension. The patent is also pending in major market countries throughout the world including Europe, Japan and China. Patent term extensions, or supplementary protection certificates, of up to five years can be obtained in the UK, all member states of the EU as well as Switzerland, Norway, Iceland, Japan, Korea and certain other countries.

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
On March 1, 2021, the Borrowers, and certain other of our subsidiaries entered into the First Sixth Street Financing Amendment, with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto. Pursuant to the First Sixth Street Financing Amendment, the parties agreed to, among other things remove the $45.0 million delayed draw sales milestone tied to the availability of the $125.0 million tranche of delayed draw term loans. As of June 30, 2021, the full $225 million aggregate principal amount of delayed draw term loans is available to draw at the Borrowers’ option through August 31, 2021.
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
In the merger, each share of Kleo common stock received one contingent value right, representing the right to receive one dollar in cash if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the FDA prior to the expiration of 30 months following the effective time of the merger. The maximum amount payable pursuant to the contingent value rights is approximately $17.3 million.
The Merger Agreement contains various representations and warranties, covenants, indemnification obligations and other provisions customary for transactions of this nature. Kleo’s employees, other than its President and Chief Financial Officer, were retained as part of the merger.
Pursuant to the Merger Agreement, in March 2021 we filed a registration statement permitting Kleo stockholders to offer and sell the common shares of ours issued in the merger.
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
Under the agreement, we paid Moda an upfront cash payment of $2.7 million and 37,836 shares valued at $3.2 million. In addition, Moda Pharmaceutical will be eligible to receive additional development milestone payments of up to $81.6 million and commercial milestone payments of up to $30.2 million.

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
Interest Expense on Mandatorily Redeemable Preferred Shares
Interest expense on mandatorily redeemable preferred shares is being recognized in connection with the issuance of series A preferred shares and series B preferred shares pursuant to the Series A preferred share purchase agreement and Series B preferred shares forward contracts we entered into with RPI. Since we are required to redeem the series A preferred shares for two times (2x) the original purchase price in equal quarterly installments by December 31, 2024 and the series B preferred shares for one point seventy seven times (1.77x) the original purchase price in equal installments beginning on March 31, 2025 and ending December 31, 2030, we concluded that the Series A preferred shares and Series B preferred shares are mandatorily redeemable instruments and initial classified the preferred shares at their fair value as a liability. Interest expense on the mandatorily redeemable preferred shares represents the accretion of the carrying value of the preferred shares liability to its redemption value using the effective interest rate method.
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
Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for the 2018 RPI Funding Agreement and a unit of accounting of the 2020 RPI Funding Agreement with RPI Trust both as liability financings, primarily because they have significant continuing involvement in generating the future revenue on which the royalties are based. The liabilities related to sale of future royalties and the related interest expense are measured based on the Company's current estimate of the timing and amount of future royalties expected to be paid over the estimated terms of the 2018 RPI Funding Agreement and 2020 RPI Funding Agreement. The liabilities are amortized using the effective interest rate method, resulting in recognition of interest expense over the estimated term of the agreement. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated terms. If there is a change to one of the estimates, the Company recognizes the impact to the liability’s amortization schedule and the related interest expense prospectively. The Company’s estimate of the amount of expected future royalties to be paid considers the probability of success of compounds not yet approved for sale, and market penetration rates, compliance rate, and net pricing of both NURTEC ODT and compounds not yet approved for sale. Additionally, the transaction costs associated with the liabilities will be amortized to interest expense over the estimated term of the 2018 RPI Funding Agreement and 2020 RPI Funding Agreement, respectively.
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
On January 4, 2021, the Company acquired the rest of the shares of Kleo, and post-transaction the Company owns 100% of the outstanding shares of Kleo. The carrying value of the Company’s investment in Kleo was $1,176 immediately prior to the acquisition date. The Company determined the fair value of the existing interest was $6,437, and recognized a gain from our equity method investment of $5,261 on the condensed consolidated statement of operations and comprehensive loss as a result of remeasuring to fair value the existing equity interest in Kleo during the three months ended March 31,2021.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We, and certain of our subsidiaries, have historically outsourced the research and development for our programs and commercial activities of NURTEC ODT under master services agreements with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under these agreements and profit from US commercial sales of NURTEC ODT, BPI was profitable during the six months ended June 30, 2021 and 2020, and BPI is subject to taxation in the United States.
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
We continue to maintain a valuation allowance against our US deferred tax assets. We periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to excess research and development ("R&D") credit carryforwards as of June 30, 2021. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. We anticipate the commercialization of NURTEC ODT will result in future earnings and believe sufficient positive evidence may become available within the next 12 months to allow us to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release is subject to change on the basis of the level of profitability that we are able to actually achieve.
In January 2021, we completed the acquisition of Kleo. The acquisition and inclusion of Kleo did not result in a material impact on the provision for income taxes or the effective tax rate for the three and six months ended June 30, 2021. We recorded a full valuation allowance against our Kleo US deferred tax assets and will periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to Kleo’s cumulative loss history. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following tables summarize our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
In thousands
Product revenue, net	$92,933	$9,698	$83,235
Cost of goods sold	17,339	3,058	14,281
Gross profit	75,594	6,640	68,954
Operating expenses:
Research and development	77,428	42,425	35,003
Selling, general and administrative	170,057	124,802	45,255
Total operating expenses	247,485	167,227	80,258
Loss from operations	(171,891)	(160,587)	(11,304)
Other income (expense):
Interest expense	(7,836)	(172)	(7,664)
Interest expense on mandatorily redeemable preferred shares	(8,042)	(6,993)	(1,049)
Interest expense on liability related to sale of future royalties	(14,499)	(11,570)	(2,929)
Change in fair value of derivatives	(1,490)	650	(2,140)
Gain (loss) from equity method investment	—	(1,485)	1,485
Other expense, net	(3,051)	(119)	(2,932)
Total other income (expense), net	(34,918)	(19,689)	(15,229)
Loss before provision for income taxes	(206,809)	(180,276)	(26,533)
Provision for income taxes	4,350	658	3,692
Net loss	(211,159)	(180,934)	(30,225)
Less: Net loss attributable to non-controlling interests	(540)	—	(540)
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(210,619)	$(180,934)	$(29,685)

Product revenue, net
Net product revenue was $92.9 million for the three months ended June 30, 2021, compared to $9.7 million for the three months ended June 30, 2020. The increase of $83.2 million in net product revenues is due to both increased NURTEC ODT sales volume and improvements in net price realization due to decreases in sales allowances during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The Company began selling NURTEC ODT in March 2020. Sales allowances and accruals mostly consisted of patient affordability programs, distribution fees and rebates.
Cost of Goods Sold
Cost of goods sold was $17.3 million for the three months ended June 30, 2021, compared to $3.1 million for the three months ended June 30, 2020. Our cost of goods sold is related to royalties on net sales payable to BMS under a license agreement (see Note 15 "Commitments and Contingencies" to our condensed consolidated financial statements), manufacturing costs for NURTEC ODT, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 13 "License and Other Agreements" to our condensed consolidated financial statements for more information on the BMS and Catalent agreements. The increase of 14.3 million in costs of goods sold was primarily due to increased NURTEC ODT sales during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, which had no material manufacturing costs included as all of the costs were incurred prior to FDA approval, and accordingly expensed.
Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	Change
In thousands
Direct research and development expenses by program:
Rimegepant	$13,976	$8,090	$5,886
Troriluzole	13,068	8,293	4,775
Zavegepant	11,470	6,094	5,376
Verdiperstat	8,613	5,087	3,526
BHV-5000	38	98	(60)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	19,919	12,868	7,051
Preclinical research programs	4,706	194	4,512
Other	5,638	1,701	3,937
Total research and development expenses	$77,428	$42,425	$35,003

R&D expenses, including non-cash share-based compensation costs, were $77.4 million for the three months ended June 30, 2021, compared to $42.4 million for the three months ended June 30, 2020. The increase of $35.0 million was primarily due to increase in program expenses of $5.9 million, $4.8 million, $4.5 million, $3.5 million, and $15.4 million for rimegepant, troriluzole, preclinical research programs, verdiperstat, and zavegepant, respectively, and an increase of $7.1 million in personnel costs. The increase in program expenses was partially offset by a reduction in our obligation to perform R&D services of $10.0 million for zavegepant. Non-cash share-based compensation expense was $9.3 million for the three months ended June 30, 2021, an increase of $2.8 million as compared to the same period in 2020.

Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $170.1 million for the three months ended June 30, 2021, compared to $124.8 million for the three months ended June 30, 2020. The increase of $45.3 million was primarily due to increases in spending to support increased commercial sales of NURTEC ODT for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Less than half of the SG&A expense, was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $16.3 million for the three months ended June 30, 2021, an increase of $11.0 million as compared to the same period in 2020. The increase in non-cash share-based compensation expense was primarily due to the amortization of the Company's annual equity incentive awards that were granted in the first quarter of 2021.
Other Income (Expense), Net
Other income (expense), net was a net expense of $34.9 million for the three months ended June 30, 2021, compared to net expense of $19.7 million for the three months ended June 30, 2020. The increase of $15.2 million in net expense was primarily due to the interest expense on our term loan with Sixth Street, drawn in the third quarter of 2020, and an increase in the interest expense recognized on our liability related to sale of future royalties in the three months ended June 30, 2021.
Provision for Income Taxes
We recorded a provision for income taxes of $4.4 million for the three months ended June 30, 2021, compared to a provision for income taxes of $0.7 million for the three months ended June 30, 2020. The increase was primarily attributable to the Company's profitable operations in the United States in 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020
The following tables summarize our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
In thousands
Product revenue, net	$136,756	$10,849	$125,907
Cost of goods sold	30,201	3,482	26,719
Gross profit	106,555	7,367	99,188
Operating expenses:
Research and development	184,539	98,495	86,044
Selling, general and administrative	329,580	220,403	109,177
Total operating expenses	514,119	318,898	195,221
Loss from operations	(407,564)	(311,531)	(96,033)
Other income (expense):
Interest expense	(15,567)	(227)	(15,340)
Interest expense on mandatorily redeemable preferred shares	(15,985)	(12,554)	(3,431)
Interest expense on liability related to sale of future royalties	(28,007)	(19,995)	(8,012)
Change in fair value of derivatives	(1,700)	(5,131)	3,431
Gain (loss) from equity method investment	5,261	(2,865)	8,126
Other	(4,751)	(216)	(4,535)
Total other income (expense), net	(60,749)	(40,988)	(19,761)
Loss before provision for income taxes	(468,313)	(352,519)	(115,794)
Provision for income taxes	8,174	1,352	6,822
Net loss	(476,487)	(353,871)	(122,616)
Less: Net loss attributable to non-controlling interests	(900)	—	(900)
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(475,587)	$(353,871)	$(121,716)

Product revenue, net
We began recording product revenues in the first quarter of 2020 following the approval of NURTEC ODT by the FDA on February 27, 2020 and its subsequent commercial launch in the U.S. in March 2020. Net product revenue was $136.8 million for the six months ended June 30, 2021, compared to $10.8 million for the six months ended June 30, 2020. The increase of $125.9 million in net product revenues was due to both increased NURTEC ODT sales volume and improvements in net price realization due to decreases in sales allowances in 2021, compared to 2020, and a full period of NURTEC ODT sales during the six months ended June 30, 2021 compared to a partial period of NURTEC ODT sales during the six months ended June 30, 2020. Sales allowances and accruals mostly consisted of patient affordability programs, distribution fees and rebates.
Cost of Goods Sold
Cost of goods sold of $30.2 million for the six months ended June 30, 2021 is related to royalties on net sales payable to BMS under a license agreement, manufacturing costs for NURTEC ODT, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). The increase of $26.7 million in cost of goods sold was primarily due to increased NURTEC ODT sales during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, which had no material manufacturing costs included as all of the costs were incurred prior to FDA approval and accordingly expensed.

Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	Change
In thousands
Direct research and development expenses by program:
Rimegepant	$30,968	$26,110	$4,858
Troriluzole	29,682	22,277	7,405
Zavegepant	34,218	11,352	22,866
Verdiperstat	15,401	10,670	4,731
BHV-5000	42	207	(165)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	50,596	24,505	26,091
Preclinical research programs	15,188	559	14,629
Other	8,444	2,815	5,629
Total research and development expenses	$184,539	$98,495	$86,044

R&D expenses, including non-cash share-based compensation costs, were $184.5 million for the six months ended June 30, 2021, compared to $98.5 million for the six months ended June 30, 2020. The increase of $86.0 million was primarily due to an increase in preclinical research costs of $14.6 million related to one-time upfront payments of $2.0 million to Yale University in connection with a license agreement, and $5.9 million to Moda Pharmaceuticals LLC in connection with a consulting agreement. The increase was also due to increased expenses from later stage trials in our zavegepant programs of $22.9 million and an increase of $26.1 million in personnel costs largely due to an increase in non-cash share-based compensation expense. The increase in program expenses was partially offset by a reduction in our obligation to perform R&D services of $10.2 million for zavegepant. Non-cash share-based compensation expense was $29.3 million for the six months ended June 30, 2021, an increase of $16.7 million as compared to the same period in 2020. The increase in non-cash share-based compensation expense was primarily due to the Company's annual equity incentive awards that were granted in the first quarter of 2021.
Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $329.6 million for the six months ended June 30, 2021, compared to $220.4 million for the six months ended June 30, 2020. The increase of $109.2 million was primarily due to increases in spending to support the commercial launch of NURTEC ODT. Less than half of the SG&A expense, or approximately $117.1 million, was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $45.0 million for the six months ended June 30, 2021, an increase of $29.0 million as compared to the same period in 2020.The increase in non-cash share-based compensation expense was primarily due to the Company's annual equity incentive awards that were granted in the first quarter of 2021.
Other Income (Expense), Net
Other income (expense), net was a net expense of $60.7 million for the six months ended June 30, 2021, compared to net expense of $41.0 million for the six months ended June 30, 2020. The increase of 19.8 million in net expense was primarily due to the interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019, an increase in the interest expense recognized on our liability related to the sale of future royalties, and a change in gain/(loss) on equity investment of $8.1 million.
Provision for Income Taxes
We recorded a provision for income taxes of $8.2 million for the six months ended June 30, 2021, compared to a provision for income taxes of $1.4 million for the six months ended June 30, 2020. We recorded a tax provision for the six months ended June 30, 2021, primarily attributable to the Company's profitable operations in the United States during that period.

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

As of June 30, 2021, we had cash and cash equivalents of $306.3 million, excluding restricted cash of $1.9 million. Cash in excess of immediate requirements is invested in marketable securities with a view to liquidity and capital preservation. As of June 30, 2021, we had marketable securities of $59.8 million. The Company continuously assesses its working capital needs, capital expenditure requirements, and future investments or acquisitions. As of August 9, 2021, the Company believes that its cash, cash equivalents and marketable securities, operating cash flows from the sale of NURTEC ODT, available borrowings under its credit facility, and proceeds from the settlement of its Series B preferred shares forward contracts will be sufficient to meet its cash needs for more than one year.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2021	2020	Change
In thousands
Net cash used in operating activities	$(432,716)	$(326,535)	$(106,181)
Net cash provided by (used in) investing activities	160,636	(24,481)	185,117
Net cash provided by financing activities	446,187	297,151	149,036
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(189)	—	(189)
Net increase (decrease) in cash, cash equivalents and restricted cash	$173,918	$(53,865)	$227,783
Operating Activities
During the six months ended June 30, 2021, operating activities used $432.7 million of cash, an increase of $106.2 million as compared to the six months ended June 30, 2020. The increase in cash usage was primarily due to an increase in selling, general and administrative expenses due to increased costs, including advertising, to support the commercial launch of NURTEC ODT. The increase was also due to $31.3 million in payments to RPI for the mandatory redemption of 702 Series A preferred shares, which was accounted for as a payment of accrued interest on the mandatorily redeemable preferred shares liability.
Investing Activities
During the six months ended June 30, 2021, net cash provided by investing activities was $160.6 million, an increase of $185.1 million as compared to the six months ended June 30, 2020. The increase was primarily due to $162.3 million of sales and maturities of marketable securities during the six months ended June 30, 2021 and a $20.0 million milestone payment to BMS relating to the FDA approval of NURTEC ODT during the six months ended June 30, 2020.
Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $446.2 million, an increase of $149.0 million compared to the six months ended June 30, 2020.  The increase was primarily due to $308.7 million in proceeds from the issuance of common shares, $100.0 million in proceeds from the 2020 RPI Funding Agreement, and $35.2 million in proceeds from the issuance of Series B preferred shares during the six months ended June 30, 2021, partially offset by $283.3 million in proceeds from the issuance of common shares during the six months ended June 30, 2020.
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
The $275.0 million term loan outstanding under the credit facility accrues interest at a variable rate, with interest paid on a quarterly basis. The interest rate on the outstanding term loan as of June 30, 2021 was 10.0%. The Company has the option to pay-in-kind up to 4.0% interest per annum for the first two years and has elected to pay-in-kind the maximum amount for all interest payments as of June 30, 2021. The net proceeds of the term loan are being used for general corporate purposes.
Equity Distribution Agreement
In December 2020, the Company entered into an equity distribution agreement in which we may offer and sell common shares having an aggregate offering price of up to $400.0 million from time to time through or to the sales agents, acting as our agents or principals (the "Equity Distribution Agreement"). Sales of our common shares, if any, will be made in sales deemed to be “at the market offerings”. The sales agents are not required to sell any specific amount of securities but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the sales agents and us. We currently plan to use the net proceeds from the offering for general corporate purposes
As of June 30, 2021, the Company had issued and sold 939,328 common shares for net proceeds of approximately $78.7 million under the Equity Distribution Agreement.
Series B Preferred Shares Forward Contracts
In August 2020, the Company entered into the Series B preferred share agreement, whereby RPI will invest in the Company through the purchase of up to 3,992 Series B preferred shares at a price of $50,100 per share for aggregate proceeds of approximately $200.0 million (the "RPI Series B Preferred Share Agreement"). The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. The Company is required to redeem the Series B Preferred Shares for 1.77 times the original purchase price, payable beginning March 31, 2025 in equal quarterly installments through December 31, 2030. The gross proceeds from the transaction with RPI will be used for the clinical development of zavegepant and other general corporate purposes
As of June 30, 2021, the Company had issued 702 Series B preferred shares to RPI for net proceeds of $35.2 million.

Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials and commercialization of our product candidates. Our costs will also increase as we:
•continue our commercial activities related to NURTEC ODT for the acute and preventive treatment of migraine;
•advance and expand the development of our CGRP and glutamate modulation platform product candidates and continue development of our MPO platform;
•conduct ongoing Phase 2 proof of concept trial to evaluate the safety and efficacy of rimegepant in patients with treatment refractory trigeminal neuralgia;
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

As of August 9, 2021, the issuance date of our condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities as of June 30, 2021, and the funds available from the Sixth Street Financing Agreement and RPI Series B Preferred Shares will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. We may need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
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
Interest Rate Risk
As of June 30, 2021, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately less than $(0.1) million and less than $0.1 million, respectively.
In August 2020, we became subject to market risk in connection with borrowings under the Sixth Street Financing Agreement. Amounts borrowed under the agreement will accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 9.00%. Considering the total outstanding principal balance under the Financing Agreement of approximately $285.1 million at June 30, 2021, a 1.00% change in interest rates would result in an impact to income before income taxes of less than $1.0 million per year.
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

Form 10-Q Table of Contents
issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and marketable securities to the extent recorded on the balance sheet.
We are also subject to credit risk from our accounts receivable related to our product sales. The Company’s trade accounts receivable consists of amounts due from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of June 30, 2021, and we do not expect any such delays in collections to have a material impact on our financial condition or results of operations.

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
Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information
Our Board of Directors appointed George Clark, age 37, Vice President, Chief Accounting Officer of the Company effective as of August 6, 2021. Mr. Clark joined the Company in March 2018 as Head of SEC Reporting and Technical Accounting, and most recently served as Vice President of Finance since September 2019. Previously, Mr. Clark served in the audit practice at KPMG, LLP as Senior Manager from October 2017 through March 2018, and Manager from June 2015 through October 2017. Prior to KPMG, Mr. Clark served at The Hartford Financial Services Group, Inc. as Assistant Director, External GAAP Reporting from December 2013 through June 2015, and as Senior Derivative Accounting Specialist from August 2012 through December 2013. Prior to The Hartford, Mr. Clark began his career in the assurance and advisory practices at PricewaterhouseCoopers, LLP from September 2010 through August 2012. Mr. Clark received his Bachelor and Master of Science degrees in accounting from the University of Connecticut, and is a licensed Certified Public Accountant in the State of Connecticut.

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
2.1
Agreement and Plan of Merger, dated as of January 1, 2021, by and among Biohaven Pharmaceutical Holding Company, Ltd., Biohaven Therapeutics Ltd., Kleo Acquisition, Inc., Kleo Pharmaceuticals, Inc. and Shareholder Representative Services LLC, as the stockholders' representative (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on January 8, 2021.

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101	The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
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
Dated: August 9, 2021
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)