Form 10-Q
period 2021-09-30
Biohaven Pharmaceutical Holding Co Ltd.
filed 2021-11-09
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2021, the registrant had 65,501,261 common shares, without par value per share, outstanding.
1

Index to Condensed Consolidated Financial Statements
Part I.     Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$501,409	$132,149
Marketable securities	19,031	223,185
Trade receivable, net	252,952	120,111
Inventory	74,864	39,563
Prepaid expenses	61,698	76,682
Other current assets	34,427	11,716
Total current assets	944,381	603,406
Property and equipment, net	10,409	9,340
Equity method investment	—	1,176
Intangible assets, net	56,968	39,087
Other assets	119,437	33,966
Total assets	$1,131,195	$686,975
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$49,437	$48,476
Accrued expenses and other current liabilities	350,339	166,630
Current portion of mandatorily redeemable preferred shares	62,500	62,500
Total current liabilities	462,276	277,606
Long-term debt	619,267	267,458
Liability related to sale of future royalties, net	357,655	328,350
Mandatorily redeemable preferred shares, net	144,333	111,591
Derivative liability	15,050	14,190
Obligation to perform R&D services	47,155	932
Other long-term liabilities	16,666	19,037
Total liabilities	1,662,402	1,019,164
Commitments and contingencies (Note 15)
Contingently redeemable non-controlling interests	60,000	60,000
Shareholders’ deficit:
Common shares, no par value; 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 65,473,332 and 60,436,876 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,633,462	1,249,547
Additional paid-in capital	165,052	98,938
Accumulated other comprehensive income	82	314
Accumulated deficit	(2,386,572)	(1,739,169)
Total shareholders’ deficit attributable to Biohaven Pharmaceutical Holding Company Ltd.	(587,976)	(390,370)
Non-controlling interests in consolidated subsidiaries	(3,231)	(1,819)
Total shareholders' deficit	(591,207)	(392,189)
Total liabilities and shareholders’ deficit	$1,131,195	$686,975
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue, net	$135,740	$17,664	$272,496	$28,513
Cost of goods sold	25,514	4,244	55,715	7,726
Gross profit	110,226	13,420	216,781	20,787
Operating expenses:
Research and development	85,664	57,044	270,203	155,539
Selling, general and administrative	164,511	119,533	494,091	339,936
Total operating expenses	250,175	176,577	764,294	495,475
Loss from operations	(139,949)	(163,157)	(547,513)	(474,688)
Other income (expense):
Interest expense	(9,047)	(4,608)	(24,614)	(4,835)
Interest expense on mandatorily redeemable preferred shares	(8,144)	(7,310)	(24,129)	(19,864)
Interest expense on liability related to sale of future royalties	(15,488)	(11,955)	(43,495)	(31,950)
Change in fair value of derivatives	(1,893)	(1,940)	(3,593)	(7,071)
Gain (loss) from equity method investment	—	(607)	5,261	(3,472)
Other expense, net	(5)	(3,062)	(4,756)	(3,278)
Total other income (expense), net	(34,577)	(29,482)	(95,326)	(70,470)
Loss before (benefit) provision for income taxes	(174,526)	(192,639)	(642,839)	(545,158)
(Benefit) provision for income taxes	(2,198)	3,989	5,976	5,341
Net loss	(172,328)	(196,628)	(648,815)	(550,499)
Less: Net loss attributable to non-controlling interests	(512)	(1,439)	(1,412)	(1,439)
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(171,816)	$(195,189)	$(647,403)	$(549,060)
Net loss per share attributable to Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(2.63)	$(3.27)	$(10.09)	$(9.42)
Weighted average common shares outstanding—basic and diluted	65,389,574	59,677,989	64,193,090	58,282,697
Comprehensive loss:
Net loss	$(172,328)	$(196,628)	$(648,815)	$(550,499)
Other comprehensive (loss) income, net of tax	(198)	251	(232)	251
Comprehensive loss	(172,526)	(196,377)	(649,047)	(550,248)
Less: comprehensive loss attributable to non-controlling interests	(512)	(1,439)	(1,412)	(1,439)
Comprehensive loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(172,014)	$(194,938)	$(647,635)	$(548,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(648,815)	$(550,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	102,278	43,206
Interest expense on mandatorily redeemable preferred shares	24,129	19,864
Interest expense on liability related to sale of future royalties	43,495	31,950
Interest expense paid-in-kind on long-term debt	8,980	1,650
Issuance of common shares as payment for license and consulting agreements	7,929	—
Change in fair value of derivatives	3,593	7,071
(Gain) loss from equity method investment	(5,261)	3,472
Depreciation and amortization	16,985	4,625
Change in obligation to perform R&D services	(19,418)	(110)
Other non-cash items	761	190
Changes in operating assets and liabilities:
Trade receivables, net	(132,841)	(79,522)
Inventories	(35,301)	(18,124)
Prepaid expenses, other current assets, and other assets	(66,391)	(46,133)
Accounts payable	219	27,898
Accrued expenses and other liabilities	61,950	63,821
Net cash used in operating activities	(637,708)	(490,641)
Cash flows from investing activities:
Purchases of marketable securities	(11,033)	(230,233)
Sales of marketable securities	113,441	—
Maturities of marketable securities	100,124	—
Purchases of property and equipment	(1,666)	(1,501)
Payments for leasehold improvements	—	(1,600)
Payments for intangible assets	—	(41,500)
Net cash provided by (used in) investing activities	200,866	(274,834)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	350,000	275,000
Proceeds from issuance of common shares	308,743	283,333
Proceeds from sale of future royalties	—	147,476
Proceeds from the sale of contingently redeemable non-controlling interests	—	60,000
Proceeds from obligation to perform R&D services	100,000	2,124
Proceeds from the issuance of series B preferred shares	52,755	—
Proceeds from exercise of share options and employee share purchase plan	14,906	17,815
Payments for term loan, finance leases, and other	(18,619)	(16,291)
Net cash provided by financing activities	807,785	769,457
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(347)	324
Net increase (decrease) in cash, cash equivalents and restricted cash	370,596	4,306
Cash, cash equivalents and restricted cash at beginning of period	134,231	317,727
Cash, cash equivalents and restricted cash at end of period	$504,827	$322,033

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
Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements and public offerings, sale of revenue participation rights related to future royalties, debt financing and funds received for a research and development obligation. The Company has incurred recurring losses since its inception, had an accumulated deficit as of September 30, 2021, and expects to continue to generate operating losses during the commercial launch of NURTEC ODT for the acute and preventive treatment of migraine. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
As of November 9, 2021, the issuance date of our condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities as of September 30, 2021, and the funds available from the Sixth Street Financing Agreement (see Note 14) and Series B Preferred Shares (see Note 8) will be sufficient to fund its current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. The Company may need to raise additional capital until it is profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, the Company may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund its operating costs and working capital needs.

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
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders' equity (deficit) and

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income, net of tax, in shareholders' deficit. Foreign currency transaction gains and losses are included in other income (expense) in the condensed consolidated statement of operations and comprehensive loss.
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
Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company is physically stored at third-party warehouses, logistics providers, and contract manufacturers. The Company classifies inventory costs as noncurrent when we expect to utilize the inventory beyond our normal operating cycle and includes these costs in other assets in our condensed consolidated balance sheets. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
In January 2021 the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, providing temporary guidance to ease the burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which is currently expected to occur in mid-2023 for legacy contracts. The amendments in ASU 2021-01 are elective immediately and apply to all entities that have contracts, hedging

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The Company is currently evaluating the impact that the adoption of ASU 2021-01 will have on its condensed consolidated financial statements.
In May 2021 the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The guidance is applied prospectively and is effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2021-04 will have on the condensed consolidated financial statements. The effect will largely depend on the terms of written call options or financings issued or modified in the future.

3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security at September 30, 2021 was as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds
U.S.	$14,061	$—	$14,061	$—	$(3)	$14,058
Foreign	4,980	—	4,980	—	(7)	4,973
Total	$19,041	$—	$19,041	$—	$(10)	$19,031

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

The Company had 5 and 47 available-for-sale debt securities in an unrealized loss position, with an aggregate fair value of $19,031 and $212,378, as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

these securities prior to the anticipated recovery of their amortized cost basis. We did not have any investments in a continuous unrealized loss position for more than twelve months as of September 30, 2021 and December 31, 2020.
The fair values of debt securities available-for-sale by classification in the condensed consolidated balance sheets were as follows:

	September 30, 2021	December 31, 2020
Marketable securities	$19,031	$223,185

The net amortized cost and fair value of debt securities available-for-sale at September 30, 2021 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$11,799	$11,798
One year through five years	7,242	7,233
Total	$19,041	$19,031

Net Investment Income
Sources of net investment income included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Gross investment income from debt securities available-for-sale	$94	$255
Investment expenses	(17)	(93)
Net investment income (excluding net realized capital gains or losses)	77	162
Net realized capital gains (losses)	—	19
Net investment income	$77	$181

The Company had $36 in net investment income during the three and nine months ended September 30, 2020.
We utilize the specific identification method in computing realized gains and losses. The proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2021 and 2020 were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$—	$—	$113,441	$—
Gross realized capital gains	—	—	19	—
Gross realized capital losses	$—	—	$—	—

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
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see (Note 4) “Fair Value of Financial Assets and Liabilities” in the 2020 Form 10-K. Financial assets and liabilities measured at fair value on a recurring basis on the condensed consolidated

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
balance sheet at September 30, 2021 and December 31, 2020 were as follows:

		Fair Value Measurement as of September 30, 2021 Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	Money market funds	$106,308	$—	$—	$106,308
Marketable securities	U.S. corporate bonds	—	14,058	—	14,058
Marketable securities	Foreign corporate bonds	—	4,973	—	4,973
Total assets		$106,308	$19,031	$—	$125,339

Liabilities:
Series B preferred shares forward contracts		$—	$—	$15,050	$15,050
Contingent value right liability		—	—	1,457	1,457
Total liabilities		$—	$—	$16,507	$16,507

		Fair Value Measurement as of December 31, 2020 Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	Money market funds	$6,858	$—	$—	$6,858
Marketable securities	U.S. corporate bonds	—	185,884	—	185,884
Marketable securities	Foreign corporate bonds	—	37,301	—	37,301
Total assets		$6,858	$223,185	$—	$230,043

Liabilities:
Series B preferred shares forward contracts		$—	$—	$14,190	$14,190
Total liabilities		$—	$—	$14,190	$14,190

There were no securities transferred between Level 1, 2 and 3 during the nine months ended September 30, 2021 and 2020.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
•Series B Preferred Shares Forward Contracts

The following tables provide roll forwards of the aggregate fair value of the Company's Series B Preferred Shares Forward Contracts for which fair value is determined by Level 3 inputs for the nine months ended September 30, 2021 and 2020:

Forward Contracts
Balance at December 31, 2020	$14,190
Change in fair value of derivative liability	3,593
Partial settlement of derivative liability	(2,733)
Balance at September 30, 2021	$15,050

Forward Contracts
Balance at December 31, 2019	$—
Change in fair value of derivative liability	1,940
Balance at September 30, 2020	$1,940

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

There was no material change in fair value of the contingent value right liability during the three and nine months ended September 30, 2021.
•Series A Preferred Shares Derivative Liability
The Company had no Series A preferred shares derivative liability for the nine months ended September 30, 2021.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
The following table provides a roll forward of the aggregate fair value of the Company’s Series A preferred shares derivative liability for which fair value is determined by Level 3 inputs for the nine months ended September 30, 2020:

Series A Derivative Liability
Balance at December 31, 2019	$37,690
Change in fair value of derivative liability	5,131
Partial settlement of derivative liability	(42,821)
Balance at September 30, 2020	$—

5. Balance Sheet Components
Restricted Cash
Restricted cash included in other current assets in the condensed consolidated balance sheets is primarily employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares.
Restricted cash included in other assets in the condensed consolidated balance sheets represents collateral held by a bank for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania. The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of September 30, 2021 and December 31, 2020, respectively, in the condensed consolidated statement of cash flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$501,409	$132,149
Restricted cash (included in other current assets)	2,668	1,082
Restricted cash (included in other assets)	750	1,000
Cash, cash equivalents and restricted cash in the statement of cash flows	$504,827	$134,231
Trade Receivables, Net
The Company’s trade accounts receivable consists of amounts due primarily from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The allowance for doubtful accounts, including reserve amounts for estimated credit losses, was immaterial as of September 30, 2021 and December 31, 2020.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components (Continued)
Inventories
Inventories consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Raw materials	$—	$931
Work-in-process	153,586	33,266
Finished goods	10,978	5,366
Total inventories	$164,564	$39,563
Less noncurrent inventories(1)	89,700	—
Total inventories classified as current	$74,864	$39,563
(1) Included in other assets on the condensed consolidated balance sheets. There are no recoverability issues for these amounts.
Prepaid Expenses
Prepaid expenses consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Prepaid clinical trial costs	$26,260	$21,173
Prepaid manufacturing	9,115	36,040
Prepaid commercial costs	22,569	16,448
Other prepaid expenses	3,754	3,021
Prepaid expenses	$61,698	$76,682
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Accrued development milestones	$—	$667
Accrued employee compensation and benefits	32,296	29,447
Accrued clinical trial costs	31,205	19,887
Accrued commercialization and other professional fees	23,052	6,336
Accrued sales discounts and allowances	158,896	73,155
Current obligation to perform R&D services	35,879	846
Other accrued expenses and other current liabilities	69,011	36,292
Accrued expenses and other current liabilities	$350,339	$166,630

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
Prior to the consummation of the transaction, the Company owned approximately 41.9% of the outstanding shares of Kleo and accounted for it as an equity method investment. As part of the transaction, the Company acquired the remainder of the shares of Kleo, and post-transaction the Company owns 100% of the outstanding shares of Kleo. The carrying value of the Company’s investment in Kleo was $1,176 immediately prior to the acquisition date. The Company determined the fair value of the existing interest was $6,437, and recognized a gain from our equity method investment of $5,261 for the nine months ended September 30, 2021 on the condensed consolidated statement of operations and comprehensive loss as a result of remeasuring to fair value the existing equity interest in Kleo.
In connection with the transaction, we recorded: net working capital of $573; property, plant and equipment of $1,257; intangible assets consisting of in progress research and development assets of $18,400 which include an oncology therapeutic candidate entering Phase I clinical trials and a COVID-19 therapeutic candidate in the planning stage for clinical development; debt assumed of $1,577; and goodwill of $1,390.
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
The Company concluded that there were two units of account for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the 2018 RPI Funding Agreement and $50,000 from the Purchase Agreement among the two units of account on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing share price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of account. The effective interest rate under the 2018 RPI Funding Agreement, including transaction costs, is approximately 27% as of September 30, 2021.
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
The Company concluded that there were two units of account for the $150,000 in initial consideration received, which comprised of a liability related to sale of future royalties for products containing rimegepant and a research and development arrangement with RPI 2019 IFT for zavegepant. The Company allocated the $150,000 from the 2020 RPI Funding Agreement among the two units of account based on the present value of probability adjusted net sales at the time of the transaction. The Company allocated $147,876 in transaction consideration to the liability related to sale of future royalties and $2,124 to the obligation to perform contractual services in the condensed consolidated balance sheets. The transaction costs of $400 were allocated only to the liability related to sale of future royalties. The effective interest rate under the 2020 RPI Funding Agreement, including transaction costs, is approximately 8% as of September 30, 2021.
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
The following table shows the reduction to research and development expenses for the three and nine months ended September 30, 2021 and 2020, related to the 2020 RPI Funding Agreement.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Reduction to research and development expenses	$9,213	$110	$19,418	$110

The following table shows the activity within the liability related to sales of future royalties account for the nine months ended September 30, 2021 and 2020, related to the 2018 and 2020 RPI Funding Agreements.

	Nine Months Ended September 30,
	2021	2020
Liability related to sale of future royalties - beginning balance	$335,282	$144,111
Additional liability related to the 2020 RPI Funding Agreement, net of issuance costs	—	147,476
Royalty revenues paid and payable to RPI	(6,813)	(667)
Interest expense on liability related to sale of future royalties	43,495	31,950
Liability related to sale of future royalties - ending balance	$371,964	$322,870

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
The Company is required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable beginning March 31, 2021 in equal quarterly installments through December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 20% as of September 30, 2021. The Company recognized $7,392 and $7,310 in interest expense for the three months ended September 30, 2021 and September 30, 2020, respectively. The Company recognized $23,012 and $19,864 in interest expense for the nine months ended September 30, 2021 and September 30, 2020, respectively. The Company had 2,027 and 2,495 Series A Preferred Shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Mandatorily Redeemable Preferred Shares, net (Continued)

The following table shows the activity within the Series A preferred share liability for the nine months ended September 30, 2021 and 2020, respectively:

Carrying Value
Gross balance at December 31, 2020	$174,264
Interest expense recognized, excluding transaction cost amortization	22,979
Redemption of Series A preferred shares	(46,875)
Gross balance at September 30, 2021	$150,368
Less: unamortized transaction costs	(140)
Net balance at September 30, 2021	$150,228

Gross balance at December 31, 2019	$103,864
Partial settlement of derivative liability	42,821
Interest expense recognized, excluding transaction cost amortization	19,864
Gross balance at September 30, 2020	$166,549
Less: unamortized transaction costs	(218)
Net balance at September 30, 2020	$166,331

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
On August 7, 2020, the Company entered into the RPI Series B Preferred Share Agreement, pursuant to which RPI agreed to invest in the Company through the purchase of up to 3,992 Series B Preferred Shares at a price of $50,100 per share. The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. Upon issuance of the Series B Preferred Shares, they will qualify as mandatorily redeemable instruments and be classified as a mandatorily redeemable preferred shares liability on the condensed consolidated balance sheets. The Company will then measure the liability at fair value, and subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Series B Preferred Share Agreement was determined to be approximately 8%, and the Company recognized $752 and $1,117 in interest expense for the three and nine months ended September 30, 2021. The Company had 1,053 and no Series B preferred shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Mandatorily Redeemable Preferred Shares, net (Continued)
The following table shows the activity within the Series B preferred share liability for the nine months ended September 30, 2021:

Carrying Value
Balance at December 31, 2020	$—
Interest expense recognized	1,117
Issuance of Series B preferred shares at fair value	55,488
Balance at September 30, 2021	$56,605

9.   Shareholders' Equity (Deficit)
Changes in shareholders’ deficit for the three and nine months ended September 30, 2021 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Biohaven Shareholders' Equity (Deficit)	Non-controlling Interests	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2020	60,436,876	$1,249,547	$98,938	$(1,739,169)	$314	$(390,370)	$(1,819)	$(392,189)
Issuance of common shares as part of acquisition	115,836	10,673	—	—	—	10,673	—	10,673
Issuance of common shares as payment for license agreements	110,998	10,243	—	—	—	10,243	—	10,243
Issuance of common shares, net of offering costs	4,037,204	308,243	—	—	—	308,243	—	308,243
Issuance of common shares under equity incentive plan	365,554	25,315	(23,933)	—	—	1,382	—	1,382
Non-cash share-based compensation expense	—	—	48,726	—	—	48,726	—	48,726
Net loss	—	—	—	(264,968)	—	(264,968)	(360)	(265,328)
Other comprehensive income	—	—	—	—	95	95	—	95
Balances as of March 31, 2021	65,066,468	$1,604,021	$123,731	$(2,004,137)	$409	$(275,976)	$(2,179)	$(278,155)
Issuance of common shares under equity incentive plan and employee share purchase plan	173,990	14,173	(6,912)	—	—	7,261	—	7,261
Non-cash share-based compensation expense	—	—	25,586	—	—	25,586	—	25,586
Net loss	—	—	—	(210,619)	—	(210,619)	(540)	(211,159)
Other comprehensive loss	—	—	—	—	(129)	(129)	—	(129)
Balances as of June 30, 2021	65,240,458	$1,618,194	$142,405	$(2,214,756)	$280	$(453,877)	$(2,719)	$(456,596)
Issuance of common shares as payment for license agreement	29,297	3,686	—	—	—	3,686	—	3,686
Issuance of common shares under equity incentive plan	197,956	11,490	(5,227)	—	—	6,263	—	6,263
Issuance of common shares for exercise of warrants	5,621	92	(92)	—	—	—	—	—
Non-cash share-based compensation expense	—	—	27,966	—	—	27,966	—	27,966
Net loss	—	—	—	(171,816)	—	(171,816)	(512)	(172,328)
Other comprehensive income	—	—	—	—	(198)	(198)	—	(198)
Balance as of September 30, 2021	65,473,332	$1,633,462	$165,052	$(2,386,572)	$82	$(587,976)	$(3,231)	$(591,207)

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Shareholders' Equity (Deficit) (Continued)
Changes in shareholders’ equity (deficit) for the three and nine months ended September 30, 2020 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Biohaven Shareholders' Equity (Deficit)	Non-controlling Interests	Total Shareholders' Equity (Deficit)
Balance as of December 31, 2019	52,385,283	$881,426	$83,523	$(972,373)	$—	$(7,424)	$—	$(7,424)
Issuance of common shares, net of offering costs	5,555,554	282,833	—	—	—	282,833	—	282,833
Issuance of common shares under equity incentive plan	447,111	10,880	(8,273)	—	—	2,607	—	2,607
Non-cash share-based compensation expense	—	—	16,879	—	—	16,879	—	16,879
Net loss	—	—	—	(172,937)	—	(172,937)	—	(172,937)
Balance as of March 31, 2020	58,387,948	$1,175,139	$92,129	$(1,145,310)	$—	$121,958	$—	$121,958
Issuance of common shares under equity incentive plan	1,137,617	23,866	(12,118)	—	—	11,748	—	11,748
Non-cash share-based compensation expense	—	—	11,762	—	—	11,762	—	11,762
Net loss	—	—	—	(180,934)	—	(180,934)	—	(180,934)
Balance as of June 30, 2020	59,525,565	$1,199,005	$91,773	$(1,326,244)	$—	$(35,466)	$—	$(35,466)
Issuance of common shares under equity incentive plan	182,215	$6,379	$(2,919)	$—	$—	$3,460	$—	$3,460
Non-cash share-based compensation expense	—	$—	$14,565	$—	$—	$14,565	$—	$14,565
Net loss	—	$—	$—	$(195,189)	$—	$(195,189)	$(1,439)	$(196,628)
Other comprehensive income	—	$—	$—	$—	$251	$251	$—	$251
Balance as of September 30, 2020	59,707,780	$1,205,384	$103,419	$(1,521,433)	$251	$(212,379)	$(1,439)	$(213,818)

Issuance of Common Shares for Exercise of Warrant
In September 2021, the Trout Group LLC exercised a warrant granted in June 2017 for the purchase of 6,751 shares through a net share settlement, resulting in an issuance of 5,621 shares.
Reliant Glycosciences, LLC
In July 2021, the Company entered into a development and license agreement (the "Reliant Agreement") with Reliant Glycosciences, LLC ("Reliant"), pursuant to which the Company and Reliant have agreed to collaborate on a program with Biohaven Labs’ multifunctional molecules to develop and commercialize conjugated antibodies for therapeutic uses relating to IgA nephropathy and treatment of other diseases and conditions. Under the Reliant Agreement, the Company paid Reliant an upfront share payment of 29,297 shares valued at approximately $3,686.
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
Equity Distribution Agreement
In December 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC, Piper Sandler & Co., SVB Leerink LLC, Canaccord Genuity LLC, Mizuho Securities USA LLC, Wedbush Securities Inc., and William Blair & Company, L.L.C., as our sales agents (the "Equity Distribution Agreement"). In accordance with the terms of the Equity Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $400,000 from time to time through or to the sales agents, acting as our agents or principals. Sales of our common shares will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The sales agents may also sell our common shares by any other method permitted by law. The sales agents are not required to sell any specific amount of securities but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the sales agents and us. The Company issued and sold no shares in the three months ended September 30, 2021, and 939,328 common shares for net proceeds of approximately $78,743 during the nine months ended September 30, 2021.
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
In connection with the BioShin Series A Preferred Shares issuance, BioShin Limited executed the 2020 Equity Incentive Plan ("BioShin 2020 Equity Incentive Plan") and granted options under the BioShin 2020 Equity Incentive Plan to certain employees. The compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. The Company is accounting for the expense being recognized over the requisite service period as non-controlling interest in shareholder's equity. The Company recognized $512 and $1,412 in non-controlling interest relating to the options for the three and nine months ended September 30, 2021, respectively.

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

10. Accumulated Other Comprehensive Income (Loss)

Shareholders’ deficit included the following activity in accumulated other comprehensive income for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net unrealized investment gains (losses):
Beginning of period balance	$30	$(125)
Other comprehensive income (loss)(1)	(40)	96
Amounts reclassified from accumulated other comprehensive income(1)	—	19
Other comprehensive income (loss)	(40)	115
End of period balance	(10)	(10)

Foreign currency translation adjustments:
Beginning of period balance	250	439
Other comprehensive loss(1)	(158)	(347)
End of period balance	92	92

Total beginning of period accumulated other comprehensive income	280	314
Total other comprehensive loss	(198)	(232)
Total end of period accumulated other comprehensive income	$82	$82
(1) There was no tax on other comprehensive income (loss) or amounts reclassified from accumulated other comprehensive income during the period

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10. Accumulated Other Comprehensive Income (Loss) (Continued)
Shareholders’ deficit included the following activity in accumulated other comprehensive income for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net unrealized investment losses:
Beginning of period balance	$—	$—
Other comprehensive loss(1)	(73)	(73)
End of period balance	(73)	(73)

Foreign currency translation adjustments:
Beginning of period balance	—	—
Other comprehensive income(1)	324	324
End of period balance	324	324

Total beginning of period accumulated other comprehensive income	—	—
Total other comprehensive income	251	251
Total end of period accumulated other comprehensive income	$251	$251
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development expenses	$13,103	$5,250	$42,434	$17,927
Selling, general and administrative expenses	14,863	9,315	59,844	25,279
Total non-cash share-based compensation expense	$27,966	$14,565	$102,278	$43,206
Less: Share-based compensation expense attributable to non-controlling interests	512	1,439	1,412	1,439
Share-based compensation expense attributable to Biohaven Pharmaceutical Holding Company Ltd.	$27,454	$13,126	$100,866	$41,767
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11. Share-Based Compensation (Continued)
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at September 30, 2021.
As of September 30, 2021, the Company's unrecognized compensation expense related to unvested stock options totaled $62,972, which the Company expects to be recognized over a weighted-average period of 1.72 years. The Company expects approximately 2,991,721 of the unvested stock options to vest over the requisite service period.
The following table is a summary of the Company's stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	7,545,907	$28.21
Granted	1,266,530	$82.96
Exercised	(335,045)	$35.39
Forfeited	(74,415)	$58.75
Outstanding as of September 30, 2021	8,402,977	$35.91	6.67	$865,539
Options exercisable as of September 30, 2021	5,411,256	$26.07	5.92	$610,628
Vested and expected to vest as of September 30, 2021	8,402,977	$35.91	6.67	$865,539

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
As of September 30, 2021, there was $70,175 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.21 years. The total fair value of RSUs vested during the nine months ended September 30, 2021 was $30,676.
The following table is a summary of the RSU activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	467,160	$56.00
Granted	1,165,100	$85.22
Forfeited	(33,197)	$74.89
Vested	(396,681)	$77.33
Unvested as of September 30, 2021	1,202,382	$76.76

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

12.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(172,328)	$(196,628)	$(648,815)	$(550,499)
Net loss attributable to non-controlling interests	(512)	(1,439)	(1,412)	(1,439)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(171,816)	$(195,189)	$(647,403)	$(549,060)
Denominator:
Weighted average common shares outstanding—basic and diluted	65,389,574	59,677,989	64,193,090	58,282,697
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(2.63)	$(3.27)	$(10.09)	$(9.42)

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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2021	2020
Options to purchase common shares	8,402,977	7,946,120
Warrants to purchase common shares	100,000	106,751
Restricted share units	1,202,382	486,260
Total	9,705,359	8,539,131

13.  License and Other Agreements
Yale University Agreements
In September 2013, the Company entered into an exclusive license agreement (the "Yale Agreement") with Yale University ("Yale") to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression. As part of the consideration for this license, the Company issued Yale 250,000 common shares and granted Yale the right to purchase up to 10% of the securities issued in specified future equity offerings by the Company, in addition to the obligation to issue shares to prevent anti-dilution. The obligation to contingently issue equity to Yale was no longer outstanding as of December 31, 2018.
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
For the three and nine months ended September 30, 2021, excluding the upfront payments noted above, the Company did not record any material expense, or make any milestone or royalty payments under the Yale Agreement or the Yale MoDE Agreement.
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
For the three and nine months ended September 30, 2021 and 2020, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.
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
Under the Rutgers Agreement, in the event that the Company experiences a change of control or sale of substantially all of its assets prior to the initiation of a Phase 3 clinical trial related to products licensed under the agreement, and such change of control or sale results in a full liquidation of the Company, the Company will be obligated to pay Rutgers a change-of-control fee equal to 0.30% of the total value of the transaction, but not less than $100. The Company determined that the change-of-control payment should be accounted for as a liability. The fair value of the obligation for all periods presented was not material based on the Company's assessment that the probability of a change-in-control event occurring prior to the initiation of a Phase 3 clinical trial related to products licensed under the agreement was remote.
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
For the three and nine months ended September 30, 2021 and 2020, the Company did not record any material expense or make any milestone or royalty payments under the Rutgers Agreement.
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
The Company is obligated to make milestone payments to BMS upon the achievement of specified development and commercialization milestones. The development milestone payments due under the BMS Agreement depend on the licensed product being developed. With respect to rimegepant, the Company is obligated to pay up to $127,500 in the aggregate upon

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  License and Other Agreements (Continued)
the achievement of the development milestones. For any product other than rimegepant, the Company is obligated to pay up to $74,500 in the aggregate upon the achievement of the development milestones. In addition, the Company is obligated to pay up to $150,000 for each licensed product upon the achievement of commercial milestones. If the Company receives revenue from sublicensing any of its rights under the BMS Agreement, it is also obligated to pay a portion of that revenue to BMS. The Company is also obligated to make tiered royalty payments to BMS based on annual worldwide net sales, with percentages in the low to mid-teens.
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
In March 2018, the Company entered into an amendment to the BMS Agreement (the “2018 BMS Amendment”). Under the 2018 BMS Amendment, the Company paid BMS an upfront payment of $50,000 in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of zavegepant, which was recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.
The 2018 BMS Amendment also removes BMS’s right of first negotiation to regain its intellectual property rights or enter into a license agreement with the Company following the Company’s receipt of topline data from its Phase 3 clinical trials with rimegepant, and clarifies that antibodies targeting CGRP are not prohibited as competitive compounds under the non-competition clause of the Original License Agreement.
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
The BMS Agreement continues to provide the Company with exclusive global development and commercialization rights to rimegepant, zavegepant and related CGRP molecules, as well as related know-how and intellectual property. The Company’s obligations to make development milestone payments to BMS under the BMS Agreement remain unchanged.
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
For the three and nine months ended September 30, 2021, the Company recorded $13,574 and $27,252, respectively, in royalty expense in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss under the BMS agreement. For the three and nine months ended September 30, 2020, the Company recorded $1,761 and $2,845, respectively, in royalty expense in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss under the BMS agreement.
2016 AstraZeneca Agreement
In October 2016, the Company entered into an exclusive license agreement (the "2016 AstraZeneca Agreement") with AstraZeneca, pursuant to which AstraZeneca granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, including BHV-5000 and BHV-5500. In exchange for these rights, the Company agreed to pay AstraZeneca an upfront payment, milestone payments and royalties on net sales of licensed products under the agreement. The regulatory milestones due under the 2016 AstraZeneca Agreement depend on the indication of the licensed product being developed as well as the territory where regulatory approval is obtained. Development milestones due under the 2016 AstraZeneca Agreement with respect to Rett syndrome total up to $30,000, and, for any indication other than Rett syndrome, total up to $60,000. Commercial milestones are based on net sales of all products licensed under the agreement and total up to $120,000. The Company has also agreed to pay tiered royalties based on net sales of all products licensed under the agreement of mid-single-digit to low double-digit percentages. If the Company receives revenue from sublicensing any of its rights under the 2016 AstraZeneca Agreement, the Company is also obligated to pay a portion of that revenue to AstraZeneca. The Company is also required to reimburse AstraZeneca for any fees that AstraZeneca incurs related to the filing, prosecution, defending, and maintenance of patent rights licensed under the 2016 AstraZeneca Agreement.
The 2016 AstraZeneca Agreement expires upon the expiration of the patent rights under the agreement or on a country-by-country basis ten years after the first commercial sale and can also be terminated if certain events occur, e.g., material breach or insolvency.
For the three and nine months ended September 30, 2021 and 2020, the Company did not record any expense or make any milestone or royalty payments under the 2016 AstraZeneca Agreement.
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
In connection with the 2018 RPI Funding Agreement, the Company recorded, $12,738 and $36,206 in interest expense on its liability related to sale of future royalties for the three and nine months ended September 30, 2021, respectively, and $10,715 and $30,710 in interest expense on its liability related to sale of future royalties for the three and nine months ended September 30, 2020, respectively, The Company paid $1,952 and $3,608 under the 2018 RPI Funding Agreement during the three and

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  License and Other Agreements (Continued)
nine months ended September 30, 2021, respectively and payments of $227 under the 2018 RPI Funding Agreement during the three and nine months ended September 30, 2020.
In August 2020, pursuant to the 2020 RPI Funding Agreement, the Company sold sales-based participation rights on global net sales of products containing zavegepant and rimegepant to RPI 2019 IFT for aggregate funding of $250,000, payable in two tranches. For further details on the transaction see Note 7 “Liability Related to Sale of Future Royalties, net.”
In connection with the 2020 RPI Funding Agreement, the Company recorded $2,750 and $7,289 in interest expense on its liability related to sale of future royalties for the three and nine months ended September 30, 2021, and $1,240 in interest expense for the three and nine months ended September 30, 2020 . The Company recorded payments of $372 and $687 during the three and nine months ended September 30, 2021, and no payments under the 2020 RPI Funding Agreement during the three and nine months ended September 30, 2020.
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
For the three and nine months ended September 30, 2021 and 2020, the Company did not record any material expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.
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
In addition, the Company is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing. The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43.
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
The Company recorded $56 and $1,377 in research and development expense in the condensed consolidated statements of operations and comprehensive loss related to the Research Plan milestones with FCCDC during the three and nine months ended September 30, 2021, respectively. The Company recorded $500 and $1,365 of expense related to the FCCDC Agreement during the three and nine months ended September 30, 2020, respectively.
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
In the second quarter of 2021, the Company accrued a $500 development milestone expense following the initiation of a Phase 1 clinical trial, which was paid in the third quarter of 2021.
For the three and nine months ended September 30, 2021, including the development milestone payments noted above, the Company recorded $1,756 and $5,241, respectively, in research and development expense related to the Heptares Agreement.
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
For the three and nine months ended September 30, 2021, the Company did not record any research and development expense or make any milestone payments related to the Artizan Agreement.
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
For the three and nine months ended September 30, 2021, the Company did not record any material research and development expense or make any milestone payments related to the Moda Agreement.
Reliant Glycosciences, LLC
In July 2021, the Company entered into a development and license agreement with Reliant Glycosciences, LLC pursuant to which the Company and Reliant have agreed to collaborate on a program with Biohaven Labs’ multifunctional molecules to develop and commercialize conjugated antibodies for therapeutic uses relating to IgA nephropathy and treatment of other diseases and conditions. Under the Reliant Agreement, the Company paid Reliant an upfront share payment valued at approximately $3,686, which the Company recorded as research and development expense on its condensed consolidated statement of operations and comprehensive loss . In addition, Reliant will be eligible to receive development milestone payments of up to $36,500, and royalties of a low single-digit percentage of net sales of licensed products.
For the three and nine months ended September 30, 2021, excluding the upfront payment noted above, the Company did not record any research and development expense or make any milestone payments related to the Reliant Agreement.

14.   Debt

In August 2020, the Company and Biohaven Pharmaceuticals, Inc., the Company's wholly-owned subsidiary (together with the Company, the "Borrowers"), entered into a financing agreement, as amended, with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto (the "Lenders") pursuant to which the Lenders agreed to extend a senior secured credit facility to the Company providing for term loans in an aggregate principal amount up to $500,000, plus any capitalized interest paid in kind. In September 2021, the Borrowers, and certain other of the Company’s subsidiaries entered into Amendment No. 2 (the “Second Amendment”) to the financing agreement (as previously amended and as amended by the Second Amendment, the “Sixth Street Financing Agreement”). Pursuant to the Second Amendment, the parties agreed to, among other things, increase the size of the credit facility by providing for additional term loans in an aggregate principal amount of $250,000 for a total facility size of $750,000 plus any capitalized interest paid in kind. The facility consists of drawn amounts for an initial term loan of $275,000 that the Borrowers drew at closing in August 2020 (the "Initial Term Loan"),

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14.  Debt (Continued)
$125,000 drawn in August 2021 (the "DDTL-2), and $125,000 (the "2021 Term Loan") and $100,000 (the "DDTL-1") both drawn in September 2021. The remaining $125,000 in delayed draw term loan commitments (the "2021 DDTL Commitment") is available to be drawn by the Borrowers until December 31, 2021 (the "Delayed Draw Term Loan Commitment Termination Date").
For the loans currently drawn, the Company has the right to elect to pay up to 4.00% per annum of the interest on the term loans comprising such borrowing in the form of payment in kind for the first eight fiscal quarters after the date of such borrowing. For the loans drawn under the 2021 DDTL Commitment, the Company has the right to elect to pay up to 4.00% per annum of the interest on the loans in the form of payment in kind for the first eight fiscal quarters after the date of such borrowing but not to exceed seven fiscal quarters after the Delayed Draw Term Loan Commitment Termination Date. Interest on amounts borrowed under the facility will be payable quarterly.
The Company will have the right to prepay borrowings under the facility in whole or in part at any time, subject to a customary prepayment fee on the principal amount being prepaid, which declines over time. The Company paid customary fees with respect to amounts drawn on each credit date. The Company also agreed to pay customary fees on the funding of any delayed draw term loans.
The Sixth Street Financing Agreement contains mandatory prepayments, restrictions and covenants applicable to the Company and its subsidiaries that are customary for financings of this type. Among other requirements, the Borrowers will be required to maintain a minimum unrestricted cash balance of $80,000. The minimum unrestricted cash balance will be waived for any fiscal quarter in which the Borrowers achieve $400,000 of net sales of the Company’s products in the four consecutive quarterly periods prior to such fiscal quarter. The Sixth Street Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon or after an event of default, the administrative agent and the lenders may declare all or a portion of our obligations under the Sixth Street Financing Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Sixth Street Financing Agreement.
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
2020 Loans
In August 2020, the Company borrowed the Initial Term Loan for total proceeds of $262,200, net of discounts and issuance costs. In August 2021, the Company borrowed the DDTL-2 for total proceeds of $123,750, net of discounts and issuance costs. The DDTL-2 was borrowed under the same financing terms as the Initial Term Loan. The Initial Term Loan and the DDTL-2 (collectively, the "August 2020 Loans") become due and payable in August 2025. The August 2020 Loans bear floating interest on the unpaid principal amount at a rate per annum equal to the three-month LIBOR rate, adjusted for applicable reserve requirements, and subject to a floor of 1.00%, plus 9.00%. The contractual interest rate as of September 30, 2021 for the August 2020 Loans was 10.00%, and the effective interest rate is approximately 11.60% and 10.90% for Initial Term Loan and DDTL-2, respectively. The interest expense on the August 2020 Loans, including amortization of loan discounts and issuance costs, for the three and nine months ended September 30, 2021 was $8,878 and $24,030, respectively. The Company elected to pay in kind the maximum amount for its interest payments made through September 30, 2021.
2021 Loans
In September 2021, the Company borrowed the 2021 Term Loan for total proceeds of $119,722 and the DDTL-1 for total proceeds of $97,778, both net of discounts and issuance costs. The 2021 Term Loan and the DDTL-1 (collectively, the "September 2021 Loans") become due and payable in September 2026. If drawn, loans drawn under the 2021 DDTL Commitment will be borrowed under the same financing terms as the September 2021 Loans. The September 2021 Loans will bear floating interest on the unpaid principal amount at a rate per annum equal to the three-month LIBOR rate, adjusted for applicable reserve requirements, and subject to a floor of 1.00%, plus 8.25%. The contractual interest rate as of September 30, 2021 for the September 2021 Loans was 9.25% and the effective interest rate is approximately 10.80% and 10.20% for 2021 Term Loan and DDTL-1, respectively.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14. Debt (Continued)
The following table is a summary of the Company’s borrowing as of September 30, 2021:

September 30, 2021
Long-term debt
Floating rate loans due August 2025 (10.00% at September 30, 2021)(1)	$413,458
Floating rate loans due September 2026 (9.25% at September 30, 2021)	225,000
Total debt principal	638,458
Unamortized debt discount and issuance costs	(19,190)
Less: current portion	—
Long-term debt	$619,268
(1) Includes $8,980 of paid in kind interest that was added to the principal during the nine months ended September 30, 2021
The following is a summary of the Company's required repayments of debt principal due during each of the next five years and thereafter, as of September 30, 2021:

2021 (remaining three months)	$—
2022	—
2023	10,295
2024	36,385
2025	389,278
Thereafter	202,500
$638,458

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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specified circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 or December 31, 2020.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
15.  Commitments and Contingencies (Continued)

Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2021, there were no matters which would have a material impact on the Company’s financial results.

16. Subsequent Events

Pfizer Collaboration Agreement
On November 9, 2021, the Company and certain of its affiliates (collectively, the “Company”) entered into a licensing and collaboration arrangement (the “Collaboration Agreement”) with a subsidiary of Pfizer Inc. (“Pfizer”) pursuant to which Pfizer would commercialize product candidates containing the Company’s proprietary compounds rimegepant (BHV-3000) and gain rights to zavegepant (BHV-3500) (the “Licensed Products”) in all countries worldwide outside of the United States (the “Territory”).
In consideration therefor, Pfizer will make an upfront payment of $150,000 to the Company upon receipt of any regulatory approvals needed for the effectiveness of the Collaboration Agreement. In addition, Pfizer will purchase $350,000 worth of Biohaven common shares at approximately $173.05 per share, equal to 125% of the volume weighted average price per share for the 20 consecutive trading days prior to the signing (the "Share Purchase"), subject to customary closing conditions, including termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company will be eligible to receive an aggregate additional $740,000 in contingent payments based on specified commercial and sales-based milestones for the Licensed Products.
The Company is also entitled to tiered, escalating royalties from the upper teens to twenty percent of net sales of Licensed Products in the Territory. In general, Pfizer’s obligation to pay royalties continues on a product-by-product and country-by-country basis until the latest of ten years after the first commercial sale of such product in such country, the expiration of the patent rights covering such product in such country or the expiration of the period of exclusivity applicable to such product in such country. In addition to the upfront payments, contingent payments and royalties described above, Pfizer will also compensate Biohaven for a pro-rata share of certain of its sales-based milestone obligations owed to BMS under the BMS License, and related net sales royalties owed to BMS and RPI that result from Pfizer’s commercialization and sale, respectively, of the Licensed Products in the Territory.
Merger Agreement with BioShin
In September 2020, the Company's Asia-Pacific Subsidiary, BioShin Limited, authorized, issued and sold 15,384,613 BioShin Series A Preferred Shares at a price of $3.90 per share for a total of $60,000 to a group of investors led by OrbiMed, with participation from Cormorant Asset Management LLC, HBM Healthcare Investments Ltd, Surveyor Capital (a Citadel Company), and Suvretta Capital Management, LLC (the "BioShin Investors"). The BioShin Series A Preferred Shares contain both a call option by the Company and a put option held by the BioShin Investors. The call and put options have mirroring features that allow for the Company to buy, or the BioShin Investors to sell the preferred shares following a change of control of the Company at the greater of the fair market value of the BioShin preferred shares on execution of the options or a multiple of 2.5x to 3.5x dependent on when the change of control occurs, prior to an initial public offering of BioShin. Due to the contingently redeemable features, the Company had classified the BioShin Series A Preferred Shares in mezzanine equity since the redemption is out of the Company's control.
On November 9, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with BioShin. The Merger Agreement provides for the merger of a wholly owned indirect subsidiary of the Company with and into BioShin, with BioShin surviving the merger as a wholly owned indirect subsidiary of the Company (the “BioShin Merger”). The BioShin Merger is conditioned on the effectiveness of the Collaboration Agreement and consummation of the Share Purchase. At the closing of the BioShin Merger, each outstanding BioShin Series A Preferred Share will be converted into the right to receive 0.080121 of a common share of the Company.

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
Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, the development of the industry in which we operate, the potential achievement of milestones and receipt of payments under our collaboration with Pfizer (“Pfizer”) entered into in November 2021 (the “Pfizer Collaboration”) and our agreement to issue and sell common shares to Pfizer in connection with the Pfizer Collaboration, among other things, may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, the development of the industry in which we operate, the potential achievement of milestones and receipt of payments under the Pfizer Collaboration and our agreement to issue and sell common shares to Pfizer in connection with the Pfizer Collaboration are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.

Overview
We are a commercial-stage biopharmaceutical company with a marketed product, NURTEC® ODT (rimegepant), for the acute and preventive treatment of migraine and a portfolio of innovative product candidates targeting neurological diseases, including rare disorders. NURTEC ODT was approved by the U.S. Food and Drug Administration ("FDA") for the acute treatment of migraine on February 27, 2020, and became available by prescription in U.S. pharmacies on March 12, 2020, and was approved for the preventive treatment of episodic migraine on May 27, 2021. NURTEC ODT is the first and only calcitonin gene-related peptide ("CGRP") receptor antagonist available in a quick-dissolve orally dissolving tablet ("ODT") formulation that is approved by the FDA for both the acute and preventive treatment of migraine in adults. Our other late-stage product candidates are based on multiple mechanisms —CGRP receptor antagonists, glutamate modulators and myeloperoxidase inhibition—which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications.

Our late-stage programs include the following:

Product	Platform	Indication	Development Stage
NURTEC ODT	CGRP	Acute treatment of migraine	•Approved by the FDA on February 27, 2020 and commercialization began in March 2020. •Phase 3 trial for China and Korea ongoing. Results expected in the first half of 2022.
NURTEC ODT	CGRP	Prevention of episodic migraine	Approved by the FDA on May 27, 2021.
Rimegepant	CGRP	Pediatric acute treatment of migraine	Phase 3 trial ongoing.
Zavegepant	CGRP	Acute treatment of migraine	Intranasal Phase 3 trial ongoing. Results expected in the fourth quarter of 2021.
Zavegepant	CGRP	Prevention of migraine	Oral Phase 3 trial ongoing, with results expected in the second half of 2022.
Troriluzole	Glutamate	Ataxias	Phase 2/3 randomization phase in spinocerebellar ataxia ("SCA") complete and multi-year extension trial ongoing. Global registrational Phase 3 trial completed enrollment and ongoing in the U.S. and China. Results expected in the first half of 2022.
Troriluzole	Glutamate	Obsessive Compulsive Disorder (“OCD”)	Two Phase 3 trials ongoing. Results expected in the second half of 2022.
Verdiperstat	MPO	Amyotrophic Lateral Sclerosis ("ALS")	Phase 3 HEALEY ALS Platform Trial ongoing. Enrollment expected to complete in fourth quarter of 2021.
CGRP Platform
In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and zavegepant (previously known as BHV-3500 and vazegepant), through a license agreement, as amended, with Bristol-Myers Squibb Company (“BMS”). In December 2020, Heptares Therapeutics Ltd. ("Sosei Heptares") and Biohaven entered a global collaboration and license agreement (the "Heptares Agreement") under which Biohaven received exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders. The most advanced of these is BHV-3100, previously known as HTL0022562, which entered a Phase 1 study in June 2021.
Rimegepant
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we developed for the acute and preventive treatment of migraine. During the second quarter of 2019, we submitted NDAs for the acute treatment of migraine to the FDA for the Zydis ODT and tablet formulations of rimegepant. The NDA submission for the Zydis ODT formulation of rimegepant was submitted using an FDA priority review voucher, purchased in March 2019, providing for an expedited 6-month review. The Zydis ODT formulation of rimegepant (NURTEC ODT) was approved by the FDA for the acute treatment of migraine on February 27, 2020 and was available by prescription in U.S. pharmacies on March 12, 2020. During the fourth quarter of 2020, we submitted an sNDA for the preventive treatment of migraine to the FDA for NURTEC ODT. The FDA approved NURTEC ODT for the preventive treatment of episodic migraine on May 27, 2021.
We remain focused on investing in the long-term success of the launch by driving new-to-brand prescriptions, and ultimately market share, in this rapidly growing oral CGRP market and are continuing to observe a positive return on investment with increasing physician advocacy and attracting a greater pool of patients. We believe that the rapid adoption of NURTEC ODT is evidence of significant unmet need among people with migraine and an associated large acute and preventive therapy market opportunity. We continue to expand commercial payer coverage, with NURTEC ODT now covered by insurance providers reflecting 89% of commercial lives.
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
Study 305
In November 2018, we initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75 mg to evaluate its efficacy and safety as a preventive therapy for migraine (“BHV3000-305” or “Study 305”). In March 2020, we announced positive topline results from this study. Rimegepant 75 mg, dosed every other day, demonstrated statistically significant superiority, compared to placebo, on the primary endpoint of reduction in the mean number of migraine days per month in both episodic and chronic migraine patients. The safety profile seen in the 370 patients who received rimegepant 75 mg every other day was consistent with prior clinical trial experience. With this trial, rimegepant has become the only CGRP targeted therapy to demonstrate efficacy in both the acute and preventive treatment of migraine. An sNDA for rimegepant for prevention of migraine was filed with the FDA and accepted for review in the fourth quarter of 2020. The FDA approved NURTEC ODT for the preventive treatment of migraine on May 27, 2021.
Pediatric Study Plan
In June 2019, the FDA agreed to our Pediatric Study Plan for the acute treatment of migraine. The pediatric program for the acute treatment of migraine was initiated in the fourth quarter of 2020.
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
Plaque Psoriasis
In the fourth quarter of 2020, we announced a collaboration with Weill Cornell Medicine's Dr. Richard Granstein, Chairman of Dermatology, to initiate an investigator-led clinical trial, which will explore whether treatment with one of our CGRP receptor antagonists will reduce the severity of disease and percentage of area affected as measured by patients' Psoriasis Activity Severity Index (PASI) score after 16 weeks of treatment as compared to placebo. In addition, the study will assess the potential impact on itch and patient quality-of-life measures. Psoriasis is a chronic and painful autoimmune disease characterized by red patches of dry, cracked skin that may bleed, itch, and burn that affects approximately 7- 8 million people in the U.S.
International Health Authority Interactions
Scientific advice for rimegepant for acute and preventive migraine treatment was received from the Committee for Medicinal Products for Human Use, a committee of the European Medicines Agency, in June and December 2018, respectively. In the first quarter of 2021, we submitted the Marketing Authorization Application ("MAA") for rimegepant dual activity, inclusive of acute and prevention of migraine. The submission has been validated by the European Medicines Agency and the European Commission procedure is ongoing with potential regulatory approval expected in the first half of 2022. If approved, Vydura will be the commercial name for rimegepant in the EU. Filings in Israel and the Middle East began in 2020. In March 2021, we received approval for rimegepant in Israel and the UAE, and we anticipate further approvals in 2021 and 2022. In the second quarter of 2020, we entered into agreements with Genpharm Services and Medison Pharma to distribute NURTEC ODT in the Middle East & Gulf Countries and Israel, respectively. With respect to Japan, we have engaged the Pharmaceuticals and Medical Devices Agency ("PMDA") on a path forward, and initiation of Phase 2/3 bridging studies are anticipated to begin in the fourth quarter of 2021.
In January 2019, we and our subsidiary, BioShin (Shanghai) Consulting Services Company Ltd. (“BioShin Shanghai”), a Shanghai based limited liability company, jointly announced that the National Medical Products Administration (“NMPA,” formerly, the China FDA) had accepted the Investigational New Drug (“IND”) application for rimegepant for the treatment of migraine. As previously announced, BioShin Shanghai was established to develop and potentially commercialize our late-stage migraine and neurology portfolio in China and other Asia-Pacific markets. Following the results of Study 303, we submitted a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. The IND application for the Zydis ODT formulation of rimegepant was accepted by the NMPA in the fourth quarter of 2019. In September 2020, BioShin Limited ("BioShin"), our subsidiary and the parent organization of BioShin Shanghai, raised $60.0 million in series A funding which is being used to build out BioShin in China and advance our clinical portfolio in the Asia-Pacific region. In November 2020, BioShin initiated a double-blind, randomized Phase 3 clinical trial evaluating the safety and efficacy of NURTEC ODT (rimegepant) for the acute treatment of migraine in China and Korea with results expected in the first half of 2022.
Zavegepant
BHV-3500, formerly "vazegepant", is now referred to as "zavegepant" (za ve’ je pant). The World Health Organization (WHO) International Nonproprietary Names (INN) Expert Committee revised the name to "zavegepant" which was accepted by the United States Adopted Names Council for use in the U.S. and is pending formal adoption by the INN for international use.
Administration of intranasal zavegepant in a Phase 1 clinical trial was initiated in October 2018 and achieved targeted therapeutic exposures. We advanced zavegepant into a Phase 2/3 trial to evaluate its efficacy for the acute treatment of migraine in the first quarter of 2019. We believe that intranasal zavegepant may provide an ultra-rapid onset of action that could be used in a complementary fashion with other migraine treatments when the speed of onset is critical to a patient and/or for patients experiencing severe nausea. In December 2019, we announced positive topline results from the Phase 2/3 trial. Zavegepant 10 and 20 mg was statistically superior to placebo on the co-primary endpoints of pain freedom and freedom from the MBS at two hours using a single dose. A second Phase 3 trial was initiated in fourth quarter of 2020 with results expected in the fourth quarter of 2021.
In April 2020, we announced our plan to study intranasal zavegepant in pulmonary complications of COVID-19 disease. The IND was approved by the Division of Pulmonary, Allergy, and Critical Care at FDA in April 2020, and a Phase 2 trial began in April 2020 in collaboration with Thomas Jefferson University and other academic medical institutions. The clinical trial will assess the potential benefits of CGRP receptor-blockade in mitigating an excessive immune response which in some cases can be fatal in COVID-19 patients.
In September 2020, we announced that the FDA authorized the initiation of clinical trials for oral zavegepant and that we have achieved first in human dosing in a Phase 1 trial designed to assess the safety and pharmacokinetics of oral formulations of zavegepant. In March 2021, we announced that our Phase 3 clinical program to assess the efficacy of oral zavegepant in the preventive treatment of migraine began enrollment. Additionally, we expect to begin trials in other non-migraine areas later this year.
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
BHV-3100 was developed successfully through preclinical trials by Sosei Heptares and demonstrated promising and differentiated properties in target CGRP-mediated disorders. In June 2021, Sosei Heptares announced that BHV-3100 had entered a Phase 1 study. Future studies are being planned to target common and rare diseases.

Glutamate Platform
The most advanced product candidate from our glutamate modulation platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is in multiple Phase 3 trials. Other product candidates include BHV-5500, an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.

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
In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease ("AD") was advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In the fourth quarter of 2019, we completed enrollment in the study and announced that the study passed the interim futility analysis. In order to pass the interim futility analysis, troriluzole had to demonstrate numerically greater benefit over placebo on at least one of the two pre-specified criteria at 26 weeks: either (i) cognitive function as measured by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale (“ADAS-cog”) or (ii) hippocampal volume as assessed by magnetic resonance imaging. In January 2021, topline data from the trial revealed that troriluzole did not statistically differentiate from placebo at 48 weeks on the study's prespecified co-primary endpoints on the Alzheimer's Disease Assessment Scale-Cognitive Subscale (ADAS-cog) and the Clinical Dementia Rating Scale Sum of Boxes in study participants with mild-to-moderate AD. Troriluzole also did not differentiate from placebo on the key secondary measure of hippocampal volume assessed by magnetic resonance imaging (MRI) in the overall population. A subgroup analysis consisting only of mild AD patients did, however, reveal that troriluzole exhibited a nonsignificant numerical difference of a potential benefit at week 48 on both the ADAS-cog and hippocampal volumetric MRI. Although the numerical effects on the ADAS-cog and hippocampal MRI measured in mild AD patients suggest a potential biologic effect of troriluzole in patients with early stage disease, additional analyses and biomarker data will be informative and help determine whether any further study in early AD is warranted. Full study results, including additional secondary and exploratory outcomes, biomarker, and subgroup analyses, are expected in the coming months and will be presented at an upcoming scientific meeting. With regard to safety and tolerability, treatment with troriluzole at a dose of 280 mg once daily was relatively well tolerated and demonstrated a safety profile consistent with previous studies of troriluzole. Biohaven has continued the ongoing long-term extension study of troriluzole in AD for mild AD patients to be able to continue treatment in order to gather additional clinical and biomarker data.
International Development
In the third quarter of 2020, BioShin raised $60.0 million in series A funding which will be used to build out BioShin Limited in China and advance our clinical portfolio in the Asia-Pacific region, including initiating sites in China to participate in the global registrational Phase 3 trials of troriluzole in SCA and OCD. BioShin completed enrollment for the SCA trial in China in the first quarter of 2021 with results expected in the first half of 2022.
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

MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of neurodegenerative diseases. One target indication is MSA, a rare, rapidly progressive and fatal neurodegenerative disease with no cure or effective treatments. Verdiperstat has received orphan drug designation for the treatment of MSA from both the FDA and the European Medicines Agency. In addition, Fast Track status was granted by the FDA in March 2020 for verdiperstat for the treatment for MSA. A Phase 3 trial began enrollment in July 2019 to evaluate the efficacy of verdiperstat in MSA. In September 2021, we announced results from a focused analysis of a clinical trial of verdiperstat in MSA. Verdiperstat did not statistically differentiate from placebo on the prespecified primary efficacy measure, nor on the key secondary efficacy measures. Initial analysis of safety data was consistent with the overall profile of verdiperstat from prior clinical trial experience. Additional analyses are still pending, and full study results will be presented at an upcoming scientific meeting.
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
Sosei Heptares
In November 2020, we entered into a global collaboration and license agreement with Sosei Heptares, an international biopharmaceutical group focused on the discovery and early development of new medicines originating from their proprietary GPCR-targeted StaR technology and structure-based drug design platform capabilities. Under the agreement, Sosei Heptares will be eligible to receive development, regulatory and commercialization milestone payments, as well as tiered royalties on net sales of products resulting from the collaboration. In return, we will receive exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders. The portfolio includes the lead candidate HTL0022562 now called BHV-3100, which has advanced through preclinical development demonstrating promising and differentiated properties for further investigation in human trials, which entered a Phase 1 study in June 2021 (See Note 13).
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
Biohaven's proprietary Multimodal Antibody Therapy Enhancer (MATE) conjugation technology uses a new class of synthetic peptide binders to target the spike protein of SARS-CoV-2 that are then selectively conjugated to commercially available intravenous immunoglobulin. The Biohaven synthetic binders for SARS-CoV2 were designed to establish a much wider area and number of contacts with the spike protein that other agents like monoclonal antibodies. In February 2021, we announced that BHV-1200 developed with Biohaven's proprietary MATE platform has demonstrated functional binding and neutralization of the SARS-CoV-2 virus, including the strains known as the "English" and "South African" variants (also known as B.1.1.7 and B.1.351, respectively). The preliminary experiments conducted by Biohaven Labs and an academic collaborator demonstrated that BHV-1200 substantially reduced viral entry into cells. We intend to advance BHV-1200 into a full clinical development program. Accelerated development of the COVID-19 MATE program has been supported by the Bill and Melinda Gates Foundation. In addition, the in vitro data indicate that BHV-1200 may activate important immune system components including antibody-dependent cellular phagocytosis and antibody dependent cellular cytotoxicity. We believe our proprietary MATE-conjugation technology could also be used against other infectious diseases by changing the targeting moiety of its antibody binders.
BHV-1100
In the fourth quarter of 2021, Biohaven initiated a Phase 1a/1b trial in multiple myeloma patients using its antibody recruiting molecule (ARM) BHV-1100 in combination with autologous cytokine induced memory-like (CIML) natural killer (NK) cells and immune globulin (IG) to target and kill multiple myeloma cells expressing the cell surface protein CD38. BHV-1100 is the lead clinical asset from Biohaven’s Antibody Recruiting Molecule (ARM™) Platform developed from a strategic alliance with PeptiDream Inc. (TYO: 4587). This clinical trial will assess the safety and tolerability as well as exploratory efficacy endpoints in newly diagnosed multiple myeloma patients who have tested positive for minimal residual disease (MRD+) in first remission prior to autologous stem cell transplant (ASCT).
Reliant Glycosciences, LLC
In July 2021, Biohaven entered into a development and license agreement with Reliant Glycosciences, LLC ("Reliant") for collaboration on a program with Biohaven Labs’ multifunctional molecules to develop and commercialize conjugated antibodies for therapeutic uses relating to IgA nephropathy and treatment of other diseases and conditions. Under the Agreement, Reliant was entitled to an upfront share payment and will be eligible to receive development milestone payments and royalties of net sales of licensed products (See Note 13).

Recent Developments
Pfizer Collaboration Agreement
On November 9, 2021, the Company and certain of its affiliates (collectively, the “Company”) entered into a licensing and collaboration arrangement (the “Collaboration Agreement”) with a subsidiary of Pfizer Inc. ("Pfizer") pursuant to which Pfizer would commercialize product candidates containing the Company’s proprietary compounds rimegepant (BHV-3000) and gain rights to zavegepant (BHV-3500) (the “Licensed Products”) in all countries worldwide outside of the United States (the “Territory”).
In consideration therefor, Pfizer will make an upfront payment of $150.0 million to the Company upon receipt of any regulatory approvals needed for the effectiveness of the Collaboration Agreement. In addition, Pfizer will purchase $350.0 million worth of Biohaven common shares at approximately $173.05 per share, equal to 125% of the volume weighted average price per share for the 20 consecutive trading days prior to the signing (the "Share Purchase"), subject to customary closing conditions, including termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company will be eligible to receive an aggregate additional $740.0 million in contingent payments based on specified commercial and sales-based milestones for the Licensed Products.

The Company is also entitled to tiered, escalating royalties from the upper teens to twenty percent of net sales of Licensed Products in the Territory. In general, Pfizer’s obligation to pay royalties continues on a product-by-product and country-by-country basis until the latest of ten years after the first commercial sale of such product in such country, the expiration of the patent rights covering such product in such country or the expiration of the period of exclusivity applicable to such product in such country. In addition to the upfront payments, contingent payments and royalties described above, Pfizer will also compensate Biohaven for a pro-rata share of certain of its sales-based milestone obligations owed to BMS under the BMS License, and related net sales royalties owed to BMS and RPI that result from Pfizer’s commercialization and sale, respectively, of the Licensed Products in the Territory.
Merger Agreement with BioShin
In September 2020, the Company's Asia-Pacific Subsidiary, BioShin Limited, authorized, issued and sold 15,384,613 BioShin Series A Preferred Shares at a price of $3.90 per share for a total of $60.0 million to a group of investors led by OrbiMed, with participation from Cormorant Asset Management LLC, HBM Healthcare Investments Ltd, Surveyor Capital (a Citadel Company), and Suvretta Capital Management, LLC (the "BioShin Investors"). The BioShin Series A Preferred Shares contained both a call option by the Company and a put option held by the BioShin Investors. The call and put options had mirroring features that allow for the Company to buy, or the BioShin Investors to sell the preferred shares following a change of control of the Company at the greater of the fair market value of the BioShin preferred shares on execution of the options or a multiple of 2.5x to 3.5x dependent on when the change of control occurs, prior to an initial public offering of BioShin. Due to the contingently redeemable features, the Company had classified the BioShin Series A Preferred Shares in mezzanine equity since the redemption is out of the Company's control.
On November 9, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with BioShin. The Merger Agreement provides for the merger of a wholly owned indirect subsidiary of the Company with and into BioShin, with BioShin surviving the merger as a wholly owned indirect subsidiary of the Company (the “BioShin Merger”). The BioShin Merger is conditioned on the effectiveness of the Collaboration Agreement and consummation of the Share Purchase. At the closing of the BioShin Merger, each outstanding BioShin Series A Preferred Share will be converted into the right to receive 0.080121 of a common share of the Company.

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
Issuance of Common Shares for the March 2021 Offering
In March 2021, we issued and sold 2,686,409 common shares at a public offering price of $76.00 per share for net proceeds of approximately $199.5 million after deducting underwriting discounts and commissions of approximately $4.2 million and other offering expenses of approximately $0.5 million. In addition, in March 2021, the underwriter of the March follow-on offering exercised its option to purchase additional shares, and we issued and sold 402,961 common shares for net proceeds of approximately $30.0 million after deducting underwriting discounts and commissions of approximately $0.6 million. Thus, the aggregate net proceeds from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $229.5 million.
Amendments to the Sixth Street Financing Agreement
In August 2020, the Company and Biohaven Pharmaceuticals, Inc., our wholly-owned subsidiary (together with the Company, the "Borrowers"), entered into a financing agreement, as amended, with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto (the "Lenders") pursuant to which the Lenders agreed to extend a senior secured credit facility to us providing for term loans in an aggregate principal amount up to $500.0 million, plus any capitalized interest paid in kind. In September 2021, the Borrowers, and certain other of our subsidiaries entered into Amendment No. 2 (the “Second Amendment”) to the financing agreement (as previously amended and as amended by the Second Amendment, the “Sixth Street Financing Agreement”). Pursuant to the Second Amendment, the parties agreed to, among other things, increase the size of the credit facility by providing for additional term loans in an aggregate principal amount of $250.0 million for a total facility size of $750.0 million plus any capitalized interest paid in kind. The facility consists of drawn amounts for an initial term loan of $275.0 million that the Borrowers drew at closing in August 2020 (the "Initial Term Loan"), $125.0 million drawn in August 2021 (the "DDTL-2), and $125.0 million (the "2021 Term Loan") and $100.0 million (the "DDTL-1") both drawn in September 2021. The remaining $125.0 million in delayed draw term loan commitments (the "2021 DDTL Commitment") is available to be drawn by the Borrowers until December 31, 2021 (the "Delayed Draw Term Loan

Commitment Termination Date"). For additional details please refer to Liquidity and Capital Resources of the management’s discussion and analysis of financial condition and results of operations.
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
•development milestone payments incurred prior to regulatory approval of certain product candidates; and
•payments made in cash, equity securities or other forms of consideration under third-party licensing agreements.
We recognize external development costs based on an evaluation of the progress to completion of specific tasks using estimates of our clinical personnel or information provided to us by our service providers.
Our external direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs, and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees and certain development milestones incurred under license agreements. We do not allocate employee costs, or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to oversee the research and development as well as for managing our preclinical development, process development, manufacturing and clinical development activities. Many employees work across multiple programs, and we do not track all personnel costs by program.
Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will remain significant over the next several years as we conduct late-stage clinical trials, build commercial supply prior to regulatory approval, and prepare regulatory filings for our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates.

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the full nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, commercial, finance, operations, corporate development and other administrative functions; and non-cash share-based compensation expense. Selling, general and administrative expenses also include facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; professional fees for expenses incurred under agreements with third parties relating to the commercialization of NURTEC ODT; and for public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.
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
Interest Expense on Mandatorily Redeemable Preferred Shares
Interest expense on mandatorily redeemable preferred shares is being recognized in connection with the issuance of series A preferred shares and series B preferred shares pursuant to the Series A preferred share purchase agreement and Series B preferred shares forward contracts we entered into with RPI. Since we are required to redeem the series A preferred shares for two times (2x) the original purchase price in equal quarterly installments by December 31, 2024 and the series B preferred shares for one point seventy seven times (1.77x) the original purchase price in equal installments beginning on March 31, 2025 and ending December 31, 2030, we concluded that the Series A preferred shares and Series B preferred shares are mandatorily redeemable instruments and initially classified the preferred shares at their fair value as a liability. Interest expense on the mandatorily redeemable preferred shares represents the accretion of the carrying value of the preferred shares liability to its redemption value using the effective interest rate method.

Change in Fair Value of Derivatives
The fair value of the derivative liability recognized in connection with contingent payments under the Series A Preferred Share Agreement is determined using the with-and-without valuation method. As inputs into the valuation, we considered the type, probability of occurrence, and expected timing of certain events, the amount of the payments, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative is recorded on the condensed consolidated balance sheet as a Series A preferred derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
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
Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for the 2018 RPI Funding Agreement and a unit of accounting of the 2020 RPI Funding Agreement with RPI Trust both as liability financings, primarily because they have significant continuing involvement in generating the future revenue on which the royalties are based. The liabilities related to sale of future royalties and the related interest expense are measured based on our current estimate of the timing and amount of future royalties expected to be paid over the estimated terms of the 2018 RPI Funding Agreement and 2020 RPI Funding Agreement. The liabilities are amortized using the effective interest rate method, resulting in recognition of interest expense over the estimated term of the agreement. Each reporting period, we assess the estimated timing and amount of future expected royalty payments over the estimated terms. If there is a change to one of the estimates, we recognize the impact to the liability’s amortization schedule and the related interest expense prospectively. Our estimate of the amount of expected future royalties to be paid considers the probability of success of compounds not yet approved for sale, and market penetration rates, compliance rate, and net pricing of both NURTEC ODT and compounds not yet approved for sale. Additionally, the transaction costs associated with the liabilities will be amortized to interest expense over the estimated term of the 2018 RPI Funding Agreement and 2020 RPI Funding Agreement, respectively.
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
On January 4, 2021, we acquired the rest of the shares of Kleo, and post-transaction we own 100% of the outstanding shares of Kleo. The carrying value of our investment in Kleo was $1,176 immediately prior to the acquisition date. We determined the fair value of the existing interest was $6,437, and recognized a gain from our equity method investment of $5,261 on the condensed consolidated statement of operations and comprehensive loss as a result of remeasuring to fair value the existing equity interest in Kleo during the three months ended March 31,2021.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We, and certain of our subsidiaries, have historically outsourced the research and development for our programs and commercial activities of NURTEC ODT under master services agreements with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under these agreements and profit from US commercial sales of NURTEC ODT, BPI was profitable during the nine months ended September 30, 2021 and 2020, and is subject to taxation in the United States.
In August 2020, we completed an intra-entity asset transfer of certain of our intellectual property to our Irish subsidiary. As a result of the transfer, we recorded a deferred tax asset of $875.0 million for the step up in tax basis received pursuant to Irish tax law. Based on our analysis of all available objective evidence, we concluded that it was more likely than not that the deferred tax asset from the intra-entity transfer will not be realized due to the lack of net operating income history of our subsidiary. Therefore, we established a full valuation allowance against this deferred tax asset in Ireland.
We continue to maintain a valuation allowance against our US deferred tax assets. We periodically review our position and determined that a full valuation allowance on these assets was appropriate as of September 30, 2021 after consideration of all available evidence. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. We anticipate the commercialization of NURTEC ODT will result in future earnings and believe sufficient positive evidence may become available within the next 12 months to allow us to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release is subject to change on the basis of the level of profitability that we are able to actually achieve.
In January 2021, we completed the acquisition of Kleo. The acquisition and inclusion of Kleo did not result in a material impact on the provision for income taxes or the effective tax rate for the three and nine months ended September 30, 2021. We recorded a full valuation allowance against our Kleo US deferred tax assets and will periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to Kleo’s cumulative loss history. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following tables summarize our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
In thousands
Product revenue, net	$135,740	$17,664	$118,076
Cost of goods sold	25,514	4,244	21,270
Gross profit	110,226	13,420	96,806
Operating expenses:
Research and development	85,664	57,044	28,620
Selling, general and administrative	164,511	119,533	44,978
Total operating expenses	250,175	176,577	73,598
Loss from operations	(139,949)	(163,157)	23,208
Other income (expense):
Interest expense	(9,047)	(4,608)	(4,439)
Interest expense on mandatorily redeemable preferred shares	(8,144)	(7,310)	(834)
Interest expense on liability related to sale of future royalties	(15,488)	(11,955)	(3,533)
Change in fair value of derivatives	(1,893)	(1,940)	47
Gain (loss) from equity method investment	—	(607)	607
Other expense, net	(5)	(3,062)	3,057
Total other income (expense), net	(34,577)	(29,482)	(5,095)
Loss before (benefit) provision for income taxes	(174,526)	(192,639)	18,113
(Benefit) provision for income taxes	(2,198)	3,989	(6,187)
Net loss	(172,328)	(196,628)	24,300
Less: Net loss attributable to non-controlling interests	(512)	(1,439)	927
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(171,816)	$(195,189)	$23,373

Product revenue, net
Net product revenue was $135.7 million for the three months ended September 30, 2021, compared to $17.7 million for the three months ended September 30, 2020. The increase of $118.1 million in net product revenues is due to both increased NURTEC ODT sales volume and improvements in net price realization due to decreases in sales allowances during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. We began selling NURTEC ODT in March 2020. Sales allowances and accruals mostly consisted of patient affordability programs, distribution fees and rebates.

Cost of Goods Sold
Cost of goods sold was $25.5 million for the three months ended September 30, 2021, compared to $4.2 million for the three months ended September 30, 2020. Our cost of goods sold is related to royalties on net sales payable to BMS under a license agreement (see Note 15 "Commitments and Contingencies" to our condensed consolidated financial statements), manufacturing costs for NURTEC ODT, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 13 "License and Other Agreements" to our condensed consolidated financial statements for more information on the BMS and Catalent agreements. The increase of $21.3 million in costs of goods sold was primarily due to increased NURTEC ODT sales during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, which had no material manufacturing costs included as the majority of the costs were incurred prior to FDA approval, and accordingly expensed.
Research and Development Expenses

	Three Months Ended September 30,
	2021	2020	Change
In thousands
Direct research and development expenses by program:
Rimegepant	$13,205	$16,940	$(3,735)
Troriluzole	9,947	8,049	1,898
Zavegepant	11,101	11,470	(369)
Verdiperstat	12,849	6,311	6,538
Other programs	1,527	86	1,441
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	24,573	11,896	12,677
Preclinical research programs	7,361	205	7,156
Other	5,101	2,087	3,014
Total research and development expenses	85,664	57,044	28,620

R&D expenses, including non-cash share-based compensation costs, were $85.7 million for the three months ended September 30, 2021, compared to $57.0 million for the three months ended September 30, 2020. The increase of $28.6 million was primarily due to an increase in program expenses of $1.9 million, $7.2 million, and $6.5 million for troriluzole, preclinical research programs, and verdiperstat, respectively, and an increase of $12.7 million in personnel costs, partially offset by a decrease in program expense for rimegepant of $3.7 million. Included in the increase in preclinical research programs is a one-time upfront payment made during the three months ended September 30, 2021 of $3.7 million in connection with a development and license agreement. The increase in program expenses was partially offset by a reduction in our obligation to perform R&D services of $9.2 million for zavegepant. Non-cash share-based compensation expense was $13.1 million for the three months ended September 30, 2021, an increase of $7.9 million as compared to the same period in 2020. The increase in non-cash share-based compensation expense was primarily due to restricted share units that were awarded and vested in the quarter for the achievement of a regulatory milestone.
Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $164.5 million for the three months ended September 30, 2021, compared to $119.5 million for the three months ended September 30, 2020. The increase of $45.0 million was primarily due to increases in spending to support the increased commercial sales of NURTEC ODT for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Less than half of the SG&A expense was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $14.9 million for the three months ended September 30, 2021, an increase of $5.5 million as compared to the same period in 2020. The increase in non-cash share-based compensation expense was primarily due to our annual equity incentive awards that were granted in the first quarter of 2021.
Other Income (Expense), Net
Other income (expense), net was a net expense of $34.6 million for the three months ended September 30, 2021, compared to net expense of $29.5 million for the three months ended September 30, 2020. The increase of $5.1 million in net expense was primarily due to the interest expense on our term loans with Sixth Street, which were drawn in the third quarter of 2020 and third quarter of 2021, and an increase in the interest expense recognized on our liability related to sale of future royalties in the three months ended September 30, 2021.

Benefit (Provision) for Income Taxes
We recorded a benefit for income taxes of $2.2 million for the three months ended September 30, 2021, compared to a provision for income taxes of $4.0 million for the three months ended September 30, 2020. The decrease in income tax expense of $6.2 million was primarily attributable to an income tax benefit recorded during the three months ended September 30, 2021 related to updates to our intercompany transfer pricing arrangements.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following tables summarize our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
In thousands
Product revenue, net	$272,496	$28,513	$243,983
Cost of goods sold	55,715	7,726	47,989
Gross profit	216,781	20,787	195,994
Operating expenses:
Research and development	270,203	155,539	114,664
Selling, general and administrative	494,091	339,936	154,155
Total operating expenses	764,294	495,475	268,819
Loss from operations	(547,513)	(474,688)	(72,825)
Other income (expense):
Interest expense	(24,614)	(4,835)	(19,779)
Interest expense on mandatorily redeemable preferred shares	(24,129)	(19,864)	(4,265)
Interest expense on liability related to sale of future royalties	(43,495)	(31,950)	(11,545)
Change in fair value of derivatives	(3,593)	(7,071)	3,478
Gain (loss) from equity method investment	5,261	(3,472)	8,733
Other	(4,756)	(3,278)	(1,478)
Total other income (expense), net	(95,326)	(70,470)	(24,856)
Loss before provision for income taxes	(642,839)	(545,158)	(97,681)
Provision for income taxes	5,976	5,341	635
Net loss	(648,815)	(550,499)	(98,316)
Less: Net loss attributable to non-controlling interests	(1,412)	(1,439)	27
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(647,403)	$(549,060)	$(98,343)

Product revenue, net
We began recording product revenues in the first quarter of 2020 following the approval of NURTEC ODT by the FDA on February 27, 2020 and its subsequent commercial launch in the U.S. in March 2020. Net product revenue was $272.5 million for the nine months ended September 30, 2021, compared to $28.5 million for the nine months ended September 30, 2020. The increase of $244.0 million in net product revenues was due to both increased NURTEC ODT sales volume and improvements in net price realization due to decreases in sales allowances in 2021, compared to 2020, and a full period of NURTEC ODT sales during the nine months ended September 30, 2021 compared to a partial period of NURTEC ODT sales during the nine months ended September 30, 2020. Sales allowances and accruals mostly consisted of patient affordability programs, distribution fees and rebates.
Cost of Goods Sold
Cost of goods sold of $55.7 million for the nine months ended September 30, 2021 is related to royalties on net sales payable to BMS under a license agreement, manufacturing costs for NURTEC ODT, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent. The increase of $48.0 million in cost of goods sold was primarily due to increased NURTEC ODT sales during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, which had no material manufacturing costs included as the majority of the costs were incurred prior to FDA approval and accordingly expensed.
Research and Development Expenses

	Nine Months Ended September 30,
	2021	2020	Change
In thousands
Direct research and development expenses by program:
Rimegepant	$44,173	$43,050	$1,123
Troriluzole	39,629	30,326	9,303
Zavegepant	45,319	22,822	22,497
Verdiperstat	28,250	16,981	11,269
Other programs	1,569	348	1,221
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	75,169	36,401	38,768
Preclinical research programs	22,549	764	21,785
Other	13,545	4,848	8,697
Total research and development expenses	$270,203	$155,540	$114,663
R&D expenses, including non-cash share-based compensation costs, were $270.2 million for the nine months ended September 30, 2021, compared to $155.5 million for the nine months ended September 30, 2020. The increase of $114.7 million was primarily due to an increase in preclinical research costs of $21.8 million, which included one-time upfront payments of $2.0 million to Yale University in connection with a license agreement, $5.9 million to Moda Pharmaceuticals LLC in connection with a consulting agreement, and $3.7 million to Reliant Glycosciences, LLC in connection with a development and license agreement. The increase was also due to increased expenses from later stage trials in our zavegepant programs of $22.5 million and an increase of $38.8 million in personnel costs. The increase in program expenses was partially offset by a reduction in our obligation to perform R&D services of $19.4 million for zavegepant. Non-cash share-based compensation expense was $42.4 million for the nine months ended September 30, 2021, an increase of $24.5 million as compared to the same period in 2020. The increase in non-cash share-based compensation expense was primarily due to our annual equity incentive awards that were granted in the first quarter of 2021, and restricted share units that were awarded and vested in the third quarter of 2021 for the achievement of a regulatory milestone.
Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $494.1 million for the nine months ended September 30, 2021, compared to $339.9 million for the nine months ended September 30, 2020. The increase of $154.2 million was primarily due to increases in spending to support the commercial launch of NURTEC ODT. Less than half of the SG&A expense was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $59.8 million for the nine months ended September 30, 2021, an increase of $34.6 million as compared to the same period in 2020. The increase in non-cash share-based compensation expense was primarily due to our annual equity incentive awards that were granted in the first quarter of 2021.
Other Income (Expense), Net
Other income (expense), net was a net expense of $95.3 million for the nine months ended September 30, 2021, compared to net expense of $70.5 million for the nine months ended September 30, 2020. The increase of 24.9 million in net expense was primarily due to the interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019, an increase in the interest expense recognized on our liability related to the sale of future royalties, interest expense on our term loans with Sixth Street, which were drawn in the third quarter of 2020 and the third quarter of 2021, and a change in gain (loss) on equity investment of $8.7 million. The change in gain (loss) on equity investment was primarily due to the acquisition of Kleo Pharmaceuticals, Inc. in the first quarter of 2021.
Provision for Income Taxes
We recorded a provision for income taxes of $6.0 million for the nine months ended September 30, 2021, compared to a provision for income taxes of $5.3 million for the nine months ended September 30, 2020. We recorded a tax provision for the nine months ended September 30, 2021, primarily attributable to our profitable operations in the United States during that period, which was partially offset by a tax benefit recorded during the third quarter of 2021 related to updates to our intercompany transfer pricing arrangements.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have funded our operations primarily with proceeds from sales of equity, revenue participation rights related to future royalties, debt issuances, and sales of mandatorily redeemable preferred shares. We began to generate net product revenue in the first quarter of 2020 in conjunction with the launch of our first product, NURTEC ODT.
As of September 30, 2021, we had cash and cash equivalents of $501.4 million, excluding restricted cash of $3.4 million. Cash in excess of immediate requirements is invested in marketable securities with a view to liquidity and capital preservation. As of September 30, 2021, we had marketable securities of $19.0 million, pending investment of the proceeds received from the issuance of debt at the end of September 2021. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions. As of November 9, 2021, we believe that our cash, cash equivalents and marketable securities, operating cash flows from the sale of NURTEC ODT, available borrowings under our credit facility, and proceeds from the settlement of our Series B preferred shares forward contracts will be sufficient to meet our cash needs for more than one year.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020	Change
In thousands
Net cash used in operating activities	$(637,708)	$(490,641)	$(147,067)
Net cash provided by (used in) investing activities	200,866	(274,834)	475,700
Net cash provided by financing activities	807,785	769,457	38,328
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(347)	324	(671)
Net increase (decrease) in cash, cash equivalents and restricted cash	$370,596	$4,306	$366,290
Operating Activities
During the nine months ended September 30, 2021, operating activities used $637.7 million of cash, an increase of $147.1 million as compared to the nine months ended September 30, 2020. The increase in cash usage was primarily due to an increase in SG&A expenses due to increased costs, including advertising, to support the commercial growth of NURTEC ODT and an increase in R&D expenses to support our portfolio of late stage product candidates and preclinical assets, partially offset by an increase in cash receipts from an increase in net revenue for sales of NURTEC ODT. The increase in cash usage was also due to $47.0 million in payments to RPI for the mandatory redemption of 1,053 Series A preferred shares, which were accounted for as payments of accrued interest on the mandatorily redeemable preferred shares liability.
Investing Activities
During the nine months ended September 30, 2021, net cash provided by investing activities was $200.9 million, an increase of $475.7 million as compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $213.6 million of sales and maturities of marketable securities, a decrease of $219.2 million of purchases of marketable securities, and a decrease of $41.5 million of payments for intangible assets during the nine months ended September 30, 2021. The $41.5 million of payments for intangible assets during the nine months ended September 30, 2020 are milestone payments related to the FDA approval and launch of NURTEC ODT.
Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $807.8 million, an increase of $38.3 million compared to the nine months ended September 30, 2020.  The increase was primarily due to an increase of $97.9 million of R&D funding, $75.0 million of long-term debt and $52.8 million for the issuance of Series B preferred shares all in the nine months ended September 30, 2021 partially offset by $147.5 million from the sale of future royalties and $60.0 million from the sale of contingently redeemable non-controlling interests during the nine months ended September 30, 2020.
Pfizer Collaboration Agreement
In November 2021, we entered into the Collaboration Agreement with Pfizer, pursuant to which Pfizer would commercialize the Licensed Products in all countries worldwide outside of the United States. In consideration thereof, Pfizer will make an upfront payment of $150 million to the Company upon receipt of any regulatory approvals needed for the effectiveness of the Collaboration Agreement. In addition, Pfizer will purchase $350.0 million worth of Biohaven common shares at approximately $173.05 per share, equal to 125% of the volume weighted average price per share for the 20 consecutive trading days prior to the signing, subject to customary closing conditions, including termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company will be eligible to receive an aggregate additional $740.0 million in contingent payments based on specified commercial and sales-based milestones for the Licensed Products.
The Company is also entitled to tiered, escalating royalties from the upper teens to twenty percent of net sales of Licensed Products in the Territory. In general, Pfizer’s obligation to pay royalties continues on a product-by-product and country-by-country basis until the latest of ten years after the first commercial sale of such product in such country, the expiration of the patent rights covering such product in such country or the expiration of the period of exclusivity applicable to such product in such country. In addition to the upfront payments, contingent payments and royalties described above, Pfizer will also compensate the Company for a pro-rata share of certain of its sales-based milestone obligations owed to BMS under the BMS License, and related net sales royalties owed to BMS and RPI that result from Pfizer’s commercialization and sale, respectively, of the Licensed Products in the Territory.
Credit Facility
In August 2020, the Company and Biohaven Pharmaceuticals, Inc., our wholly-owned subsidiary (together with the Company, the "Borrowers"), entered into a financing agreement, as amended, with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto (the "Lenders") pursuant to which the Lenders agreed to extend a senior secured credit facility to us providing for term loans in an aggregate principal amount up to $500.0 million, plus any capitalized interest paid in kind. In September 2021, the Borrowers, and certain other of our subsidiaries entered into the Second Amendment to the Sixth Street Financing Agreement. Pursuant to the Second Amendment, the parties agreed to, among other things, increase the size of the credit facility by providing for additional term loans in an aggregate principal amount of $250.0 million for a total facility size of $750.0 million plus any capitalized interest paid in kind. The facility consists of drawn amounts for the Initial Term Loan of $275.0 million that the Borrowers drew at closing in August 2020, the DDTL-2 of $125.0 million drawn in August 2021, and the 2021 Term Loan of $125.0 million and the DDTL-1 of $100.0 million both drawn in September 2021. The remaining $125.0 million in delayed draw term loans is available to be drawn by the Borrowers until December 31, 2021.
2020 Loans
In August 2020, we borrowed the Initial Term Loan for total proceeds of $262.2 million, net of discounts and issuance costs. In August 2021, we borrowed the DDTL-2 for total proceeds of $123.8 million, net of discounts and issuance costs. The DDTL-2 was borrowed under the same financing terms as the Initial Term Loan. The Initial Term Loan and the DDTL-2 (collectively, the "August 2020 Loans") become due and payable in August 2025. The August 2020 Loans accrue interest at a variable rate, with interest paid on a quarterly basis. The interest rate on the August 2020 Loans as of September 30, 2021 was 10.0%. We have the option to pay-in-kind up to 4.0% interest per annum for the first two years and have elected to pay-in-kind the maximum amount for all interest payments as of September 30, 2021. The proceeds from the August 2021 Loans are being used for general corporate purposes.
2021 Loans
In September 2021, we borrowed the 2021 Term Loan for total proceeds of $119.7 million and the DDTL-1 for total proceeds of $97.8 million, both net of discounts and issuance costs. The 2021 Term Loan and the DDTL-1 (collectively, the "September 2021 Loans") become due and payable in September 2026. The September 2021 Loans accrue interest at a variable rate, with interest paid on a quarterly basis. The interest rate on the September 2021 Loans as of September 30, 2021 was 9.25%. We have the option to pay-in-kind up to 4.0% interest per annum for the first two years that the loans are outstanding. The proceeds from the September 2021 Loans are being used for general corporate purposes.
As of September 30, 2021, we have $125.0 million still available to borrow under the Sixth Street Financing Agreement until December 31, 2021. If drawn, the loans will be borrowed under the same financing terms as the September 2021 Loans.
Equity Distribution Agreement
In December 2020, we entered into an equity distribution agreement in which we may offer and sell common shares having an aggregate offering price of up to $400.0 million from time to time through or to the sales agents, acting as our agents or principals (the "Equity Distribution Agreement"). Sales of our common shares, if any, will be made in sales deemed to be “at the market offerings”. The sales agents are not required to sell any specific amount of securities but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the sales agents and us. We currently plan to use the net proceeds from the offering for general corporate purposes.

As of September 30, 2021, we have issued and sold 939,328 common shares for net proceeds of approximately $78.7 million under the Equity Distribution Agreement.
Series B Preferred Shares Forward Contracts
In August 2020, we entered into the Series B preferred share agreement, whereby RPI will invest in the Company through the purchase of up to 3,992 Series B preferred shares at a price of $50,100 per share for aggregate proceeds of approximately $200.0 million (the "RPI Series B Preferred Share Agreement"). The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. We are required to redeem the Series B Preferred Shares for 1.77 times the original purchase price, payable beginning March 31, 2025 in equal quarterly installments through December 31, 2030. The gross proceeds from the transaction with RPI will be used for the clinical development of zavegepant and other general corporate purposes
As of September 30, 2021, we have issued 1,053 Series B preferred shares to RPI for proceeds of $52.8 million.

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
As of November 9, 2021, the issuance date of our condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities as of September 30, 2021, and the funds available from the Sixth Street Financing Agreement and RPI Series B Preferred Shares will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. We may need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for troriluzole, or our other product candidates, we expect to incur additional commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on whether we commercialize jointly or on our own.
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
Contractual Obligations and Commitments
Sixth Street Financing Agreement
On September 30, 2021, the Borrowers, and certain other of our subsidiaries entered into the Second Amendment to the Sixth Street Financing Agreement with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto. Pursuant to the Second Amendment, the parties agreed to, among other things, increase the size of the existing credit facility to $750.0 million. For additional details please refer to Liquidity and Capital Resources of the management’s discussion and analysis of financial condition and results of operations.

The following table summarizes our estimated future long-term debt obligations under the Sixth Street Financing Agreement by period as of September 30, 2021:

	Payments Due by Period
	Total	Remainder of 2021	2022 to 2023	2024 - 2025	Thereafter
	(in thousands)

Long-term debt obligations
Principal payments(1)	$675,333	$—	$10,719	$444,178	$220,436
Interest payment(2)	234,419	9,358	99,891	110,109	15,061
Total	$909,752	$9,358	$110,610	$554,287	$235,497
(1)    Principal payments on long-term debt relate to the $625.0 million in term loans drawn under our senior secured credit facility with Sixth Street Specialty Lending, Inc., and includes the capitalization and payment as principal of $50.3 million of interest paid-in-kind.
(2)    Interest payments on long-term debt are calculated using the 10.00% interest rate on the August 2020 Loans and 9.25% on the September 2021 Loans, our outstanding term loans in effect on September 30, 2021. It excludes 4% of interest paid-in-kind for the first eight quarters that the loans are outstanding and includes the effect of the inclusion of the interest paid-in-kind as part of the outstanding loan balances.
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
Interest Rate Risk
As of September 30, 2021, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations

Form 10-Q Table of Contents
for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.1) million and less than $0.1 million, respectively.
In August 2020, we became subject to market risk in connection with borrowings under the Sixth Street Financing Agreement. The August 2020 Term Loans borrowed under the agreement accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 9.00%. The September 2021 Term Loans borrowed under the agreement accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 8.25%. Considering the total outstanding principal balance for all the loans drawn under the Sixth Street Financing Agreement of approximately $638.5 million at September 30, 2021, a 1.00% change in the LIBOR Rate would result in an impact to loss before income taxes of approximately $1.0 million per year.
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
We are also subject to credit risk from our accounts receivable related to our product sales. Our trade accounts receivable primarily consists of amounts due from pharmacy wholesalers in the U.S. (collectively, our "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. We monitor the financial performance and creditworthiness of our Customers so that we can properly assess and respond to changes in their credit profile. Our reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of September 30, 2021, and we do not expect any such delays in collections to have a material impact on our financial condition or results of operations.

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
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Form 10-Q Table of Contents
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Dependence on Third Parties
If our collaboration with Pfizer Inc. (“Pfizer”) is not successful, we may not be able to capitalize on the market potential of our proprietary compounds rimegepant (BHV-3000) and zavegepant (BHV-3500) (the “Licensed Products”) in all countries worldwide outside of the United States.
In November 2021, we and certain of our affiliates entered into a licensing and collaboration agreement (the “Collaboration Agreement”) with a subsidiary of Pfizer Inc. ("Pfizer") pursuant to which Pfizer would commercialize product candidates containing our proprietary compounds rimegepant (BHV-3000) and gain rights to zavegepant (BHV-3500) (the “Licensed Products”) in all countries worldwide outside of the United States (the “Territory”). Our control over the amount and timing of resources that Pfizer dedicates to the commercialization of the Licensed Products is very limited. Our ability to generate revenues from the Collaboration Agreement will depend, in part, on Pfizer’s ability to successfully perform the functions assigned to it in such agreement. We cannot predict the success of this collaboration with Pfizer, and we cannot guarantee that this collaboration will lead to commercialization of the Licensed Products in the most efficient manner or at all.
If this collaboration with Pfizer does not result in the successful commercialization of the Licensed Products, or if Pfizer terminates the Collaboration Agreement, which it may do for convenience subject to certain notice periods, we may not receive any of the $740.0 million in contingent payments based on specified commercial and sales-based milestones for the Licensed Products under the Collaboration Agreement.
In addition, many of the risks relating to collaborations with third parties described in our Annual Report on Form 10-K under the caption, “We may in the future enter into collaborations with third parties to develop or commercialize our product candidates. If these collaborations are not successful, our business could be harmed.” also apply to this collaboration with Pfizer.
Risks Related to Our Financial Position and Need For Additional Capital
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements.
On November 9, 2021, in connection with the Collaboration Agreement, pursuant to which we granted Pfizer exclusive rights to commercialize the Licensed Products in all countries worldwide outside of the United States, we agreed to sell to Pfizer $350.0 million worth of our common shares at approximately $173.05 per share, equal to 125% of the volume weighted average price per share for the 20 consecutive trading days prior to the signing of the subscription agreement with Pfizer. The sale of common shares to Pfizer is subject to customary closing conditions, including certain antitrust approvals, that have not been satisfied as of the date of this Quarterly Report on Form 10-Q. As a result, we have not yet issued any common shares to Pfizer, but, we expect to do so promptly if the applicable closing conditions are met.
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

Form 10-Q Table of Contents
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
Risks Related to Ownership of Our Common Shares
If a significant portion of our total outstanding shares are sold into the market, the market price of our common shares could drop significantly, even if our business is doing well.
Sales of a substantial number of our common shares in the public market, or the perception in the market that the holders of a large number of common shares intend to sell shares, could reduce the market price of our common shares.
On November 9, 2021, in connection with the Collaboration Agreement, we agreed to sell to Pfizer $350.0 million worth of our common shares at approximately $173.05 per share, equal to 125% of the volume weighted average price per share for the 20 consecutive trading days prior to the signing of the subscription agreement with Pfizer. The sale of common shares to Pfizer is subject to satisfaction of customary closing conditions, including certain antitrust approvals, that have not been satisfied as of the date of this Quarterly Report on Form 10-Q. In addition, on November 9, 2021, we entered into an agreement and plan of merger with BioShin, the closing of which is conditioned on the effectiveness of the Collaboration Agreement and consummation of the sale of common shares to Pfizer described above. At the closing of the BioShin merger, each outstanding BioShin Series A Preferred Share will be converted into the right to receive 0.080121 of a common share of the Company. We have not yet issued such common shares to Pfizer or to the holders of the BioShin Series A Preferred Shares, but expect to do so promptly if the applicable closing conditions for each transaction are met.

We have registered all common shares that we may currently issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.
We currently have on file with the SEC universal shelf registration statements on Form S-3 which allow us to offer and sell registered common shares, preferred stock, debt securities, depositary shares, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In December 2020, we entered into an Equity Distribution Agreement with Goldman Sachs & Co. LLC and certain other managers, pursuant to which, from time to time, we may offer and sell through the managers up to $400.0 million of our common shares registered under the universal shelf registration statement pursuant to one or more “at-the-market” offerings.
Sales of substantial amounts of our common shares or other securities by our stockholders, by the managers pursuant to the Equity Distribution Agreement, under our universal shelf registration statement or otherwise could also dilute our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 2021, we entered into a development and license agreement (the "Reliant Agreement") with Reliant Glycosciences, LLC (“Reliant”). As partial consideration under the Reliant Agreement, we issued 29,297 of our common shares, valued at $3.7 million, to Reliant that were not registered under the Securities Act of 1933, as amended, to Reliant in July 2021. Reliant represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act, and the foregoing shares were issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act. See Note 13 to our unaudited consolidated financial statements appearing elsewhere in this report for additional details on this transaction.

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

10.1
Amendment No. 2, dated as of September 30, 2021, to Financing Agreement, dated as of August 7, 2020, by and between Biohaven Pharmaceuticals Holding Company Ltd., Biohaven Pharmaceuticals, Inc., the guarantors party thereto from time to time, the lenders party thereto from time to time and Sixth Street Specialty Lending, Inc., as administrative agent.

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101	The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
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
Dated: November 9, 2021
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Jim Engelhart
Jim Engelhart
Chief Financial Officer
(Principal Financial Officer)