Form 10-K
period 2021-12-31
Biohaven Pharmaceutical Holding Co Ltd.
filed 2022-02-25
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the registrant's common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2021, based on the last reported sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2021 of $97.08, was $4.260 billion. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 21, 2022, there were 70,523,541 common shares, no par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our ongoing and planned clinical trials, including discovery and proof of concept trials, the status of our ongoing clinical trials, commencement dates for new clinical trials, and the timing of clinical trial results;
•our plans to pursue research and development of other products;
•our ability to enter into additional collaborations with third parties;
•anticipated future milestones, contingent and royalty payments and lease payments (and, in each case, their expected impact on liquidity);
•the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our intellectual property position;
•the rate and degree of market acceptance of our products or product candidates, and our estimates regarding the potential market opportunity for our product candidates;
•our competitive position, including our competitors and competing products (including biosimilars);
•anticipated impact of interest rate changes on our financial statements;
•the timing and anticipated amounts of future tax payments and benefits (including the potential recognition of unrecognized tax benefits), as well as timing of conclusion of tax audits;
•our estimates regarding future revenues, expenses and needs for additional financing; and
•the impacts of the COVID-19 pandemic on our business, operations, commercialization plans, clinical trials, regulatory timelines and other plans.
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

PART I
Item 1.    Business
Overview
We are a commercial-stage biopharmaceutical company with a portfolio of innovative, best-in-class therapies to improve the lives of patients with debilitating neurological and neuropsychiatric diseases, including rare disorders. Our Neuroinnovation portfolio includes FDA-approved NURTEC ODT (rimegepant) for the acute and preventive treatment of migraine and a broad pipeline of product candidates across five distinct mechanistic platforms: calcitonin gene related peptide ("CGRP") receptor antagonism, glutamate modulation, myeloperoxidase ("MPO") inhibition, Kv7 Ion Channel Activators ("Kv7"), and Myostatin.
In November 2021, we entered into a strategic licensing and collaboration arrangement (the “Collaboration Agreement”) with Pfizer Inc. pursuant to which Pfizer would gain rights to commercialize rimegepant and zavegepant in all countries worldwide outside of the United States. The Collaboration Agreement became effective January 4, 2022. Refer to Note 19 "Subsequent Events" of the Notes to Consolidated Financial Statements included in this report for additional information regarding the Collaboration Agreement.
Product Pipeline
Exclusive Commercial Product
The Migraine Research Foundation ranks migraine as the world's third most prevalent illness, with approximately 40 million individuals suffering from migraine attacks in the U.S., and 1 billion worldwide. While most sufferers experience migraine attacks once or twice per month, more than 4 million people in the U.S. alone have chronic migraine, defined as experiencing at least 15 headache days per month, of which at least eight are migraine, for more than three months. Others have episodic migraine, which is characterized by experiencing fewer than 15 migraine days per month. People with frequent episodes of migraine may progress to chronic migraine over time, thus migraine is a continuum disease.
Our exclusive commercial product, NURTEC ODT (rimegepant) for the acute treatment of migraine, was approved by the U.S. Food and Drug Administration ("FDA") on February 27, 2020 and became available by prescription in U.S. pharmacies on March 12, 2020. NURTEC ODT was also approved for the preventive treatment of migraine by the FDA on May 27, 2021. NURTEC ODT is the first and only medication proven to both treat and prevent migraine. We believe NURTEC ODT differentiates itself as a treatment in the migraine market because it allows patients and doctors to customize a single therapy to treat and prevent migraine attacks. It is further differentiated by its rapid onset and sustained efficacy for lasting migraine control.
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
We have been successful at capturing the value of NURTEC ODT and bringing NURTEC ODT to migraine suffers and have exceeded the greater than 400% revenue growth in the United States ("U.S.") of the oral CGRP class with over 600% product revenue growth in 2021 versus 2020. As of January 28, 2022, NURTEC ODT leads the oral CGRP market in total prescriptions ("TRx") at 51.2% share (source: IQVIA SMART). In addition, we continue to expand payer coverage, with NURTEC ODT covered by insurance providers reflecting 89% coverage, and over 240 million covered lives in all channels.
NURTEC ODT is providing fast and lasting relief to more and more migraine patients each day. The entire oral CGRP class is outperforming initial launch expectations and reflects the importance of these medications to individuals with migraine. NURTEC ODT is now the number one migraine treatment in its class.

Global Expansion of Rimegepant
We continue to aggressively expand the rimegepant franchise globally. Currently, there are four international regulatory approvals for rimegepant for the acute treatment of migraine, two international regulatory approvals for rimegepant for the preventive treatment of migraine and twelve regulatory submissions for rimegepant for the acute and preventive treatments of migraine. On November 9, 2021, we announced a strategic collaboration with Pfizer for markets outside the U.S. The collaboration combines our neuroscience research and development expertise with Pfizer's commercialization and marketing excellence to pave the way to bring rimegepant's dual therapy innovation to as many of the 1 billion migraine sufferers around the world as possible.

Clinical Development Programs
The following table summarizes our recent and expected future clinical development milestones for our product candidates. We hold the worldwide rights to all of our products and product candidates, including NURTEC ODT, which we have licensed to Pfizer to commercialize outside the United States for the treatment and prevention of migraine in accordance with the Collaboration Agreement.

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
Rimegepant
Rimegepant is the most advanced product candidate from our CGRP receptor antagonist platform. It is an orally available, potent and selective small molecule human CGRP receptor antagonist that we developed for the acute and preventive treatment of migraine, and are developing for other non-migraine indications as well such as trigeminal neuralgia, rhinosinusitis, temporomandibular disorder ("TMD") and psoriasis. The Zydis ODT formulation of rimegepant (NURTEC ODT) was approved by the FDA for the acute treatment of migraine on February 27, 2020. During the fourth quarter of 2020, we submitted a supplemental New Drug Application ("sNDA") to the FDA for the use of rimegepant in the preventive treatment of migraine, which was approved on May 27, 2021.
In February 2022, we announced positive top-line results from an Asia-Pacific, Phase 3 clinical trial of NURTEC ODT in adults for the acute treatment of migraine. Led by BioShin Limited, our subsidiary in China and South Korea, the randomized, double-blind, placebo-controlled, regional, multi-center study met the co-primary endpoints evaluating the efficacy and safety of the ODT formulation of rimegepant, an oral CGRP receptor antagonist. This is the fifth positive pivotal study of rimegepant and the first to be conducted in Asia Pacific. The study met its co-primary endpoints of freedom from pain (p<0.0001) and freedom from most bothersome migraine‐associated symptom ("MBS") including either nausea, phonophobia or photophobia (p<0.0001) at 2-hours following a single oral dose of rimegepant. The early onset and durable 48 hour efficacy observed in China and South Korea was consistent with previous clinical trial results. In addition to the co-primary endpoints, NURTEC ODT demonstrated rapid onset efficacy that was superior to placebo on multiple clinically important outcomes, including: pain relief at 2 hours (p < 0.0001); normal functioning at 2 hours post-dose (p<0.0001); no need for rescue medication within 24 hrs of dosing (p < 0.0001), and showed lasting efficacy with sustained pain freedom from 2 through 24 hours (p < 0.0001) and sustained pain freedom from 2 through 48 hours (p < 0.0001). Initial analysis of topline data indicates NURTEC ODT was numerically advantaged compared to placebo on multiple early-onset measures, including: pain relief within 45 minutes and freedom from MBS within 45 minutes; return to normal function within 60 min; and pain freedom within 90 min. Rimegepant also showed a favorable safety and tolerability profile among study participants that was consistent with prior clinical trial results in the United States. Detailed data from the study will be presented at future medical meetings to help inform ongoing and future research. We expect to submit an NDA during the second half of 2022.
In February 2022, we were notified that the Committee for Medicinal Products for Human Use ("CHMP"), a committee of the European Medicines Agency, adopted a positive opinion, recommending the granting of a marketing authorization in the European Union ("EU") for rimegepant 75 mg (available as an orally dissolving tablet), intended for the prophylaxis and acute treatment of migraine. If approved, VYDURA (rimegepant) will be the commercial name for rimegepant in the EU. The full indication for VYDURA is the acute treatment of migraine with or without aura in adults and preventive treatment of episodic migraine in adults who have at least four migraine attacks per month. We expect to receive determination regarding our Marketing Authorization Application in the EU for rimegepant in the first half of 2022.
Zavegepant
Zavegepant represents a novel chemical structure compared to other small molecule CGRP receptor antagonists in development (including rimegepant). We are developing zavegepant for the acute and preventive treatment of migraine as well as respiratory complications and non-migraine studies, with initial studies being conducted in acute treatment. We believe it has the potential to improve the existing standard of care based on its multiple potential routes of delivery, favorable safety profile, superior chemical attributes, higher value to patients and payors and potential for multiple indications.
In December 2021, we announced top-line results from our Phase 3 trial for the use of intranasal zavegepant for the acute treatment of migraine. The results of the study showed that zavegepant was statistically superior to placebo on the co-primary endpoints of pain freedom (24% vs 15%, p <.0001) and freedom from most bothersome symptom (40% vs 31%, p = 0.0012) at 2 hours. Zavegepant was superior to placebo demonstrating pain relief as early as 15 minutes, with patients achieving return to normal function as early as 30 minutes after dosing (p < 0.006). The efficacy benefits of zavegepant were durable, including superiority versus placebo (p < 0.05) on: sustained pain freedom 2 to 24 hours; sustained pain freedom 2 to 48 hours; sustained pain relief 2 to 24 hours; and sustained pain relief 2 to 48 hours. Based upon these results, combined with our prior positive Phase 2/3 trial, we plan to proceed with regulatory submissions in the United States and other countries and expect to submit a New Drug Application ("NDA") for zavegepant with the FDA in the first half of 2022.
Our Phase 2/3 trial for the use of oral zavegepant for the preventive treatment of migraine is ongoing, with results expected in the second half of 2022.
Next Generation CGRP Receptor Antagonists
In November 2020, we entered into a global collaboration and license agreement with Heptares Therapeutics Ltd. ("Sosei Heptares"), an international biopharmaceutical group focused on the discovery and early development of new medicines originating from their proprietary GPCR-targeted StaR technology and structure-based drug design platform capabilities. Under the agreement, Sosei Heptares will be eligible to receive development, regulatory and commercialization milestone payments, as well as tiered royalties on net sales of products resulting from the collaboration. In return, we will receive exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders, including non-migraine indications. The portfolio included the lead candidate HTL0022562, referred to as BHV-3100, which had advanced through preclinical development demonstrating promising and differentiated properties for further investigation in human trials. During the fourth quarter of 2021, we decided to stop development of BHV-3100 based upon its emerging preclinical profile and will instead advance one of the portfolio's backup compounds in its place.
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
Spinocerebellar Ataxia
Our initial development has focused on the use of troriluzole in treating SCA, an orphan neurological disease characterized by problems with coordination, balance and movement. Currently there are no approved drug therapies for SCA. SCA was chosen as the lead indication based on a strong preclinical rationale as well as demonstration of preliminary efficacy of the active metabolite in troriluzole, riluzole, in two randomized controlled trials in patients with SCA and other ataxias conducted by third parties (Ristori 2010; Romano 2015). We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA.
Initially, we had conducted a Phase 2b/3, randomized, double-blind, placebo-controlled, parallel-group study to assess the safety and efficacy of troriluzole over 8 weeks in subjects with SCA. In October 2017, we announced that troriluzole at a dose of 140 mg QD did not differentiate from placebo on the primary endpoint of the mean change from baseline on the Scale for Assessment and Rating of Ataxia (SARA) total score after 8 weeks of treatment. During open-label treatment over the 48-week extension phase, however, troriluzole did show slowing of disease progression in troriluzole-treated subjects in contrast to the measurable decline expected for a cohort of untreated subjects based on the natural history of the disease. An expanded open-label extension phase for this study is ongoing. Based on our learnings from the Phase 2b/3 study, including analyses from the open-label extension phase, we are now conducting a Phase 3, randomized, double-blind, placebo-controlled, parallel-group study to assess the safety and efficacy of troriluzole over 48 weeks in subjects with SCA. We enriched this trial with specific SCA genotypes, extended the treatment period of this trial to 48 weeks, implemented the use of a modified SARA scale, and increased the dose of troriluzole to 200 mg QD. We believe that these changes may improve the ability of the trial to more accurately evaluate troriluzole's benefit in slowing disease progression in patients with SCA. In March 2019, we announced the initiation of the trial, which subsequently completed enrollment in the first quarter of 2021, with results expected in the first half of 2022.
Obsessive Compulsive Disorder
We are developing troriluzole for OCD, which is a chronic neuropsychiatric disorder characterized by symptoms of obsessions (intrusive thoughts) and compulsions (repetitive behaviors) that can interfere with patients' functional abilities. According to the National Institute of Mental Health, the 12-month prevalence of OCD is 1% of the U.S. adult population, and approximately half of these cases are characterized as severe. First-line treatment for OCD includes cognitive behavior therapy, SSRIs and adjunctive use of atypical antipsychotics. Nonetheless, up to 60% of patients have an inadequate response to conventional intervention strategies. In multiple case studies, the use of the active metabolite in troriluzole, riluzole, in patients with refractory OCD has commonly been associated with meaningful improvement of symptoms.
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. Enrollment in this study was completed in the first quarter of 2020. The Phase 2/3 study results were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed consistent numerical improvement over placebo on the Yale-Brown Obsessive Compulsive Scale (Y-BOCS) at all study time points (weeks 4 to 12) but did not meet the primary outcome measure at week 12 (p = 0.22 at week 12) but was significant at week 8 (p < 0.05). Troriluzole was well tolerated with a safety profile consistent with past clinical trial experience. Given the strong signal in our Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in the Phase 3 program. Two Phase 3 studies are currently ongoing with results expected in the second half of 2022.
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
In January 2021, we announced top-line results from the study. Troriluzole did not statistically differentiate from placebo at 48 weeks on the study's prespecified co-primary endpoints on the ADAS-cog and the Clinical Dementia Rating Scale Sum of Boxes (CDR-SB) in study participants with mild-to-moderate AD. Troriluzole also did not differentiate from placebo on the key secondary measure of hippocampal volume assessed by MRI in the overall population. A subgroup analysis consisting only of mild AD patients did, however, reveal that troriluzole exhibited a nonsignificant numerical difference of a potential benefit at week 48 on both the ADAS-cog and hippocampal volumetric MRI. With regard to safety and tolerability, treatment with troriluzole at a dose of 280 mg once daily was relatively well tolerated and demonstrated a safety profile consistent with previous studies of troriluzole. In December 2021, we completed an ongoing long-term extension study of troriluzole in AD for mild AD patients.

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
In December 2021, the Global Coalition for Adaptive Research ("GCAR") selected troriluzole for evaluation in Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"). GBM AGILE is a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent glioblastoma ("GBM"). Troriluzole will be evaluated in all patient subgroups of the trial which include newly-diagnosed methylated MGMT, newly-diagnosed unmethylated MGMT, and recurrent GBM. Troriluzole was selected for inclusion in GBM AGILE based on compelling evidence showing deregulation of glutamate in GBM. The therapeutic potential of troriluzole in GBM and other oncology indications is supported by several recent clinical and translational research studies conducted with troriluzole and its active moiety.
BHV-5000 and BHV-5500
An N-methyl-D-aspartate ("NMDA") receptor antagonist is a type of glutamate antagonist that works to inhibit the action of NMDA receptors which may play a role in degenerative diseases that affect the brain. BHV-5000 is an oral prodrug of the intravenous drug lanicemine, also referred to as BHV-5500. In addition to being orally available, BHV-5000 is a first-in-class, low-trapping, NMDA receptor antagonist with differentiating pharmacologic properties from other agents in development targeting this receptor. Results from nonclinical studies limiting clinical dose of BHV-5000 have led us to focus on formulation development of BHV-5500 (lanicemine).
Rett Syndrome
Rett syndrome is a severe neurodevelopmental disorder resulting from an X-linked dominant gene mutation ("MECP2"). As a result, it occurs almost exclusively in females. After six to 18 months of apparently normal development, patients with Rett syndrome show global deceleration of psychomotor development and subsequent loss of acquired cognitive and motor skills, such as the loss of speech. Rett syndrome occurs in all racial and ethnic groups and occurs worldwide in approximately 1 in every 10,000 live female births. There are approximately 15,000 females with Rett syndrome in the United States. No approved treatments for Rett syndrome are currently available and standard of care is supportive.
BHV-5000 and lanicemine have been observed to ameliorate the phenotype in transgenic mouse models of Rett syndrome, models which recapitulate key clinical features, such as irregular breathing, apneic periods, and abnormal electroencephalogram ("EEG") with altered seizure threshold. Based on the preclinical experience, we have chosen to advance BHV-5000 into clinical trials for the treatment of breathing irregularities associated with Rett syndrome.
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
A Phase 3 randomized, double-blind, placebo-controlled, parallel group study to evaluate the efficacy and safety of verdiperstat in participants with MSA began enrollment in July 2019. Ambulatory participants, 40-80 years of age, with possible or probable MSA, including MSA-P or MSA-C, are randomized to 48 weeks of treatment with verdiperstat 600-mg BID or placebo. The primary efficacy endpoint is change from baseline to Week 48 in verdiperstat- vs. placebo-treated participants on a score derived from the Unified MSA Rating Scale, optimized based on FDA guidance to assess clinically meaningful change in ability to function. Between July 2019 and July 2020, 336 participants with MSA were enrolled at 48 sites across 6 countries (US, UK, France, Germany, Italy, Austria). In September 2021, we announced that Verdiperstat did not statistically differentiate from placebo on the prespecified primary efficacy measure, nor on the key secondary efficacy measures. Initial analysis of safety data was consistent with the overall profile of verdiperstat from prior clinical trial experience. Additional analyses are still pending, and full study results will be presented at an upcoming scientific meeting.
Amyotrophic Lateral Sclerosis
Another potential target indication for verdiperstat is Amyotrophic Lateral Sclerosis ("ALS"). In September 2019, we announced that verdiperstat was selected to be studied in the pivotal HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at MGH (“Healey Center”) in collaboration with the Northeast ALS Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. The HEALEY ALS Platform Trial is a perpetual multi-center, multi-regimen clinical trial evaluating the safety and efficacy of investigational products for the treatment of ALS. HEALEY ALS Platform Trial Regimen B is evaluating the safety and efficacy of verdiperstat in approximately 160 adults with ALS. Participants were randomized in a 3-to-1 ratio treated with verdiperstat 600 mg BID or placebo for 24 weeks. The study's primary efficacy endpoint measures the change in disease severity from baseline to week 24 on the ALS Functional Rating Scale-Revised in patients receiving treatment versus placebo. Secondary endpoints include change in respiratory function, muscle strength, and survival. In August 2020, we announced that the first patients were enrolled in the pivotal HEALEY ALS Platform Trial Regimen B. Enrollment in the trial was completed in November of 2021, with results expected mid-2022.
Kv7 Platform
BHV-7000
In February 2022, we announced that we entered into a definitive agreement with Channel Biosciences, LLC, a subsidiary of Knopp Biosciences, LLC, to acquire a Kv7 channel targeting platform, adding the latest advances in ion-channel modulation to our growing neuroscience portfolio. BHV-7000 (formerly known as KB-3061) is the lead asset from the Kv7 platform and is a potentially best-in-class potassium channel activator with a profile suggestive of a wide therapeutic index, high selectivity, and significantly reduced GABA-ergic activity. We intend to bring BHV-7000 to the clinic in in 2022 in preparation for a development program in focal epilepsy.
Myostatin Platform
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property we announced that we entered into a worldwide license agreement with Bristol-Myers Squibb Company ("BMS") for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin. Myostatin is a natural protein that limits skeletal muscle growth, an important process in healthy muscular development. However, in patients with neuromuscular diseases, active myostatin can critically limit the growth needed to achieve developmental and functional milestones. Myostatin inhibition is a promising therapeutic strategy for enhancing muscle mass and strength in a range of pediatric and adult neuromuscular conditions. Taldefgrobep is a muscle-targeted treatment for neuromuscular disease and offers the opportunity for combination therapy. We plan to initiate a Phase 3 clinical trial of taldefgrobep in Spinal Muscular Atrophy ("SMA") in 2022. SMA is a rare, progressively debilitating motor neuron disease in which development and growth of muscle mass are compromised, resulting in progressive weakness and muscle atrophy, reduced motor function, impaired quality of life and often death. The in-licensing of taldefgrobep expands our portfolio of innovative, late-stage product candidates for the treatment of neurologic, neuroinflammatory, and psychiatric indications.
Biohaven Labs
Kleo Pharmaceuticals, Inc. and Biohaven Labs
In January 2021, we acquired the remaining approximately 58% of Kleo Pharmaceuticals, Inc. ("Kleo") that we did not previously own. We have assumed Kleo's laboratory facilities located in Science Park in New Haven, Connecticut and formed Biohaven Labs to serve as the integrated chemistry and discovery research arm of Biohaven. Biohaven Labs will continue several existing Kleo discovery partnerships, including one with the Bill and Melinda Gates Foundation for the development of a Hyperimmune Globulin Mimic for COVID-19 and PeptiDream for the development of immuno-oncology therapeutics.
Our proprietary Multimodal Antibody Therapy Enhancer ("MATE") conjugation technology uses a new class of synthetic peptide binders to target the spike protein of SARS-CoV-2 that are then selectively conjugated to commercially available intravenous immunoglobulin. The Biohaven synthetic binders for SARS-CoV2 were designed to establish a much wider area and number of contacts with the spike protein that other agents like monoclonal antibodies. In February 2021, we announced that BHV-1200 developed with our proprietary MATE platform has demonstrated functional binding and neutralization of the SARS-CoV-2 virus, including the strains known as the "English" and "South African" variants (also known as B.1.1.7 and B.1.351, respectively). The preliminary experiments conducted by Biohaven Labs and an academic collaborator demonstrated that BHV-1200 substantially reduced viral entry into cells. We intend to advance BHV-1200 into a full clinical development program. Accelerated development of the COVID-19 MATE program has been supported by the Bill and Melinda Gates Foundation. In addition, the in vitro data indicated that BHV-1200 may activate important immune system components including antibody-dependent cellular phagocytosis and antibody dependent cellular cytotoxicity. We believe our proprietary MATE-conjugation technology could also be used against other infectious diseases by changing the targeting moiety of its antibody binders.
TDP-43
In May 2019, we entered into an agreement with Fox Chase Chemical Diversity Center Inc. (“FCCDC”) for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides us with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by Biohaven.
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
BHV-1100
In the fourth quarter of 2021, we initiated a Phase 1a/1b trial in multiple myeloma patients using its antibody recruiting molecule ("ARM") BHV-1100 in combination with autologous cytokine induced memory-like ("CIML") natural killer (NK) cells and immune globulin ("IG") to target and kill multiple myeloma cells expressing the cell surface protein CD38. BHV-1100 is the lead clinical asset from our ARM™ Platform developed from a strategic alliance with PeptiDream Inc. (TYO: 4587). This clinical trial will assess the safety and tolerability as well as exploratory efficacy endpoints in newly diagnosed multiple myeloma patients who have tested positive for minimal residual disease ("MRD+") in first remission prior to autologous stem cell transplant ("ASCT").
Reliant Glycosciences, LLC
In July 2021, we entered into a development and license agreement with Reliant Glycosciences, LLC ("Reliant") for collaboration on a program with Biohaven Labs’ multifunctional molecules to develop and commercialize conjugated antibodies for therapeutic uses relating to IgA nephropathy and other diseases and conditions. Under the Agreement, Reliant was entitled to an upfront payment and will be eligible to receive development milestone payments and royalties on net sales of licensed products.
KU Leuven
In January 2022, Biohaven and Katholieke Universiteit Leuven ("KU Leuven") entered into an Exclusive License and Research Collaboration Agreement (the "KU Leuven Agreement") to develop and commercialize first-in-class TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery ("CD3") and the Laboratory of Ion Channel Research ("LICR") at KU Leuven. Under the KU Leuven Agreement, Biohaven receives exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, henceforth known as BHV-2100, which has demonstrated promising efficacy in preclinical pain models and will be the first to advance towards Phase 1 studies. Biohaven will support further basic and translational research at KU Leuven on the role of TRPM3 in pain and other disorders.
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
Biohaven Pharmaceutical Ireland DAC (“Biohaven Ireland") will be the supplier for Pfizer sales of rimegepant and zavegepant ("the Licensed Products") in all countries worldwide outside the U.S. ("the Territory"). As part of our Collaboration Agreement, Pfizer was granted a co-exclusive, royalty-bearing license for patent rights and know-how to develop and manufacture the Licensed Products in the Territory.

Commercialization Strategy
We have commercialized NURTEC ODT for the acute and preventive treatment of migraine in the United States, and we intend to commercialize our product candidates if approved by regulators. In November 2021, we signed a collaboration and license agreement with Pfizer pursuant to which Pfizer has the exclusive right to commercialize product candidates containing rimegepant and may elect to commercialize zavegepant in territories outside the United States. In the future, we may enter into additional distribution or licensing arrangements for commercialization rights for other product candidates.
With respect to commercializing NURTEC ODT and zavegepant in the United States, we recruited a seasoned team of sales specialists, account directors and field medical professionals who are focused on targeting health care professionals and institutions serving patients with migraine, including neurologists, headache centers/specialists and primary care. Our commercial organization has grown as expected following our first full year of NURTEC ODT net sales in 2021 to meet the increasing sales demands of NURTEC ODT.
With respect to the product candidates in our glutamate modulation and MPO platforms, if approved for commercialization by the FDA, we are confident of significant provider/stakeholder overlap which will create synergies with our current commercial footprint to maximize coverage, opportunity, and efficiencies.
Customers
Our customers are primarily comprised of pharmaceutical wholesale distributors. Our net product sales to three customers, AmerisourceBergen Corporation, McKesson Corporation, and Cardinal Health, Inc., each accounted for more than 10.0% of our total net product sales for the years ended December 31, 2021 and 2020 and on a combined basis, accounted for approximately 92% and 98%, respectively.
In connection with our Collaboration Agreement with Pfizer, Pfizer agreed to, among other things, provide us with tiered, escalating royalties from the upper teens to twenty percent of net sales of the Licensed Products in the Territory. In general, Pfizer's obligation to pay royalties continues on a product-by-product and country-by-country basis until the latest of ten years after the first commercial sale of such product in such country, or the expiration of the patent rights covering such product in such country or the expiration of the period of exclusivity applicable to such product in such country. The Collaboration Agreement did not result in the recognition of revenue during the year ended December 31, 2021.
Intellectual Property
We own or license patents in the U.S. and foreign countries that protect our products, their methods of use and manufacture, as well as other innovations relating to the advancement of our science to help bring new therapies to patients. We also develop brand names and trademarks for our products to differentiate them in the marketplace. We consider the overall protection of our patents, trademarks, licenses and other intellectual property rights to be of material value and act to protect these rights from infringement. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our products and development programs.
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
Market exclusivity can also be influenced by regulatory data protection ("RDP"). Many developed countries provide certain non-patent incentives for the development of medicines. For example, in the U.S., the EU, United Kingdom, Japan, and certain other countries, RDP intellectual property rights are offered to: (i) provide a time period of data protection during which a generic company is not allowed to rely on the innovator’s data in seeking approval; (ii) restore patent term lost during drug development and approval; and (iii) provide incentives for research on medicines for rare diseases, or orphan drugs, and on medicines useful in treating pediatric patients. These incentives can extend the market exclusivity period on a product beyond the patent term.

Patents and Patent Applications
We have over 1,000 U.S. and foreign patents and patent applications in our portfolio related to the composition of matter, methods of use, methods of manufacture or formulations of our product candidates which have been filed in major markets throughout the world, including the United States, Europe, Japan, South Korea, China, Hong Kong and Australia.
Rimegepant and Zavegepant
The intellectual property rights related to rimegepant and zavegepant include patents and patent applications in-licensed from BMS, with expiration dates of February 22, 2031 for rimegepant, and October 7, 2031 for zavegepant, not including eligible patent term extensions, and patent applications filed by the Company, which if granted, will have statutory expiration dates from 2039 and later. U.S. Patent 8,314,117 covers the composition of matter of rimegepant, and has an expiration date of February 22, 2031, including patent term adjustment but not including any potential patent term extension. Based on the FDA’s approval of NURTEC ODT (rimegepant sulfate) orally disintegrating tablets on February 27, 2020, a request for Patent Term Extension under 35 U.S.C.156 of the United States Code was filed for U.S. Patent 8,314,117. If the application is granted as filed, the term of U.S. Patent 8,314,117 will be extended to February 27, 2034, not including a potential additional six month period of pediatric exclusivity. On August 10, 2021, the U.S. Patent and Trademark Office issued U.S. Patent 11,083,724 which, among other things, is directed to ODT forms of CGRP antagonists, including rimegepant. This patent has an expiration date of March 25, 2039 in the U.S. and is pending in other countries. U.S. Patent 8,481,546 covers the composition of matter of zavegepant, and has an expiration date of October 7, 2031, including patent term adjustment but not including any potential patent term extension. These and other patents and applications cover rimegepant and zavegepant and their use in treating migraine and other neurological conditions. The BMS license also includes several patent families of related compounds directed to the CGRP receptor. We also have an agreement with Catalent whereby Catalent granted an exclusive license under certain of its patents and technology to use the Zydis ODT technology for development of our rimegepant product.
Troriluzole
We own a portfolio of patents and patent applications in the U.S. and foreign countries directed to prodrugs of riluzole, including among others U.S. Patent 10,485,791, issued November 26, 2019, which is directed to troriluzole and other prodrugs of riluzole. In addition, the use of these compounds for treating ALS, SCA, depression and other diseases is described and claimed in these patents and patent applications. We own these patent applications subject to an agreement with ALS Biopharma and FCCDC. In addition, we have filed patent applications relating to drug product formulations containing trorilizole and methods of using the formulations to treat various diseases.
Next Generation CGRP Receptor Antagonists
We have in-licensed patents and patent applications in the U.S. and foreign countries directed to CGRP receptor antagonists developed by Sosei Heptares pursuant to a Collaboration and License Agreement dated November 30, 2020. The patents and patent applications disclose novel compounds, pharmaceutical compositions and methods of treating various diseases including those other than migraine such as pain, hot flashes, cluster headache and other CGRP-mediated cerebrovascular and vascular disorders. The patents and patent applications include, for example, U.S. Patents 9,808,457 and 10,300,056 which expire on October 28, 2036 not including eligible patent term extensions.
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
Verdiperstat
In September 2018, we in-licensed patents from AstraZeneca relating to the composition of matter of verdiperstat, pharmaceutical compositions and various neurological diseases including muscular system atrophy. The patent applications have been filed in the U.S., Europe, Japan and other countries. Three U.S. patents have been granted. The pending applications and granted patents have expiration dates from 2025 to 2034, not including possible patent term extensions.
Licensing and Other Agreements
In addition to our independent efforts to develop and market products, we enter into agreements such as licensing agreements, option-to-license agreements and strategic collaborations. The licensing and other agreements typically include, among other terms and conditions, non-refundable upfront license fees, option fees and option exercise payments, milestone payments and royalties. See Note 14, "Licensing and Other Agreements," to the Consolidated Financial Statements included in this report for additional information regarding our licenses and other agreements.
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
•the submission to the FDA of an investigational new drug ("IND") application for human clinical testing, which must become effective before human clinical trials commence;
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
Preclinical and Human Clinical Trials in Support of an NDA
Preclinical studies include laboratory evaluations of the product candidate, as well as in vitro and animal studies to gather information on the safety and efficacy of the product candidate. The conduct of preclinical trials is subject to federal regulations and requirements including GLP regulations. The results of the preclinical studies, together with manufacturing information and analytical data, among other things, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. The FDA may nevertheless initiate a clinical hold after the 30 days if, for example, significant public health risks arise.
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
A Phase 2/3 trial design, which we have used in our zavegepant and troriluzole development programs, is often used in the development of pharmaceutical and biological products. The trial includes Phase 2 elements, such as an early interim analysis of safety or activity, and Phase 3 elements, such as larger patient populations with less restrictive enrollment criteria. The early interim analysis of clinical or physiologic activity and/or safety allows the study to be stopped, changed or continued before a large number of patients have been enrolled, while still allowing all data from enrolled patients to count in the analysis used to support approval.
Submission and Review of an NDA
The results of preclinical studies and clinical trials, together with detailed information on the product's manufacture, composition, quality, controls and proposed labeling, among other things, are submitted to the FDA in the form of an NDA, requesting approval to market the product. The application must be accompanied by a significant user fee payment, which typically increases annually, although waivers may be granted in limited cases. The FDA has substantial discretion in the approval process and may refuse to accept an application if they determine that the data are insufficient for approval and require additional preclinical, clinical or other studies.
Once an NDA has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review. This is typically 10 months from the date that the FDA accepts the application for filing for standard review NDAs and 6 months from the date that the FDA accepts the application for filing for priority review NDAs. The review process can be extended by FDA requests for additional information or clarification. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product's identity, strength, quality and purity. Before approving an NDA, the FDA typically will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities comply with cGMPs. Additionally, the FDA will typically inspect one or more clinical trial sites, as well as the Sponsor of the NDA, for compliance with GCP and integrity of the data supporting safety and efficacy.
During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy ("REMS") is necessary to assure the safe use of the product post approval. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS, and the FDA will not approve the application without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval. The FDA could also require a special warning, known as a boxed warning, to be included in the product label in order to highlight a particular safety risk. The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product.
On the basis of the FDA's evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA will issue either an approval of the NDA or a Complete Response Letter ("CRL"), detailing the deficiencies in the submission and the additional testing or information required for reconsideration of the application. Even with submission of this additional information, the FDA may ultimately decide that the application does not satisfy the regulatory criteria for approval.
Post-Approval Requirements
Approved drugs that are manufactured or distributed in the United States pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims and some manufacturing and supplier changes are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for marketed products.
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
Our clinical program for troriluzole for the treatment of SCA and the treatment of OCD is based on a regulatory pathway under section 505(b)(2) of the FDCA that allows reference to data on riluzole for the purpose of safety assessments.
Product Exclusivity - United States
In the United States, biopharmaceutical products are protected by patents with varying terms depending on the type of patent and the filing date. A significant portion of a product’s patent life, however, is lost during the time it takes an innovative company to develop and obtain regulatory approval of a new drug. As compensation at least in part for the lost patent term due to regulatory review periods, the innovator may, depending on a number of factors, apply to the government to restore lost patent term by extending the expiration date of one patent up to a maximum term of five years, provided that the extension cannot cause the patent to be in effect for more than 14 years from the date of drug approval. A company seeking to market an innovative pharmaceutical in the U.S. must submit a complete set of safety and efficacy data to the FDA. If the innovative pharmaceutical is a chemical product, the company files an NDA. If the medicine is a biological product, a Biologic License Application ("BLA") is filed. The type of application filed affects RDP exclusivity rights.
Small Molecule Products
A competitor seeking to launch a generic substitute of small molecule drug in the U.S. must file an Abbreviated New Drug Application ("ANDA") with the FDA. In the ANDA, the generic manufacturer needs to demonstrate only “bioequivalence” between the generic substitute and the approved NDA drug. The ANDA relies upon the safety and efficacy data previously filed by the innovator in its NDA. An innovator company is required to list certain of its patents covering the medicine with the FDA in what is commonly known as the FDA’s Orange Book. The FDA cannot approve an ANDA until after the innovator’s listed patents expire unless there is a successful patent challenge. However, after the innovator has marketed its product for four years, a generic manufacturer may file an ANDA and allege that one or more of the patents listed in the Orange Book under an innovator’s NDA is either invalid or not infringed (a Paragraph IV certification). The innovator then must decide whether to file a patent infringement suit against the generic manufacturer. From time to time, ANDAs, including Paragraph IV certifications, could be filed with respect to certain of our products.
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
European Union
A typical route used by innovator companies to obtain marketing authorization of pharmaceutical products in the EU is through the “centralized procedure.” A company seeking to market an innovative pharmaceutical product through the centralized procedure must file a complete set of safety data and efficacy data as part of a Marketing Authorization Application ("MAA") with the EMA. After the EMA evaluates the MAA, it provides a recommendation to the European Commission ("EC") and the EC then approves or denies the MAA. Regulatory approval via the centralized procedure results in a marketing authorization for the innovative pharmaceutical product in each EU member state. It is also possible for new chemical products to obtain marketing authorization in the EU through a “mutual recognition procedure,” in which an application is made to a single member state, and if the member state approves the pharmaceutical product under a national procedure, then the applicant may submit that approval to the mutual recognition procedure of some or all other member states. After obtaining marketing authorization approval, a company must obtain pricing and reimbursement for the pharmaceutical product, which is typically subject to member state law. In certain EU countries, this process can take place simultaneously while the product is marketed but in other EU countries, this process must be completed before the company can market the new product. The pricing and reimbursement procedure can take months and sometimes years to complete. Throughout the EU, all products for which marketing authorizations have been filed after October/November 2005 are subject to an “8+2+1” regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a MAA for that product with the health authorities. If the MAA is approved, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible extension to 11 years is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments. For products that were filed prior to October/November 2005, there is a 10-year period of data protection under the centralized procedures and a period of either six or 10 years under the mutual recognition procedure (depending on the member state). In contrast to the U.S., patents in the EU are not listed with regulatory authorities. Generic versions of pharmaceutical products can be approved after data protection expires, regardless of whether the innovator holds patents covering its drug. Thus, it is possible that an innovator may be seeking to enforce its patents against a generic competitor that is already marketing its product. Also, the European patent system has an opposition procedure in which generic manufacturers may challenge the validity of patents covering innovator products within nine months of grant. In general, EU law treats chemically-synthesized drugs and biologically-derived drugs the same with respect to intellectual property and data protection. In addition to the relevant legislation and annexes related to biologic medicinal products, the EMA has issued guidelines that outline the additional information to be provided for biosimilar products, also known as generic biologics, in order to review an application for marketing approval.
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
China
To obtain marketing authorization of pharmaceutical products in China, an NDA must be submitted to the National Medical Product Administration ("NMPA") once safety and efficacy has been established in Chinese patients. For imported drugs, this means issuance of an import license. The applicant must submit evidence of foreign approval (certificate of pharmaceutical product), unless it is an innovative drug that has never been approved anywhere in the world.
In China, medicines of new chemical entities are generally afforded 6 years of data exclusivity for approved indications and dosage. Generic copies can receive regulatory approval after data exclusivity and patent expirations.
South Korea
To obtain marketing authorization of pharmaceutical products in South Korea, a marketing application must be submitted to the Ministry of Food and Drug Safety ("MFDS"). The application must contain data in South Korean patients, information regarding safety and efficacy, quality, a good manufacturing practice certificate, and a certificate of pharmaceutical product in an approved country to show that the drug being imported is being sold in the approved country in accordance with the with the relevant rules and regulations in that country.
In South Korea, medicines of new chemical entities are generally afforded 6 years of data exclusivity for first approved indications and dosage. Generic copies can receive regulatory approval after data exclusivity and patent expirations.
Rest of the World
In countries outside of the U.S., the EU, Japan, China and South Korea, there is a wide variety of legal systems with respect to intellectual property and market exclusivity of pharmaceuticals. Most other developed countries utilize systems similar to either the U.S. or the EU. Among developing countries, some have adopted patent laws and/or regulatory exclusivity laws, while others have not. Some developing countries have formally adopted laws in order to comply with World Trade Organization ("WTO") commitments, but have not taken steps to implement these laws in a meaningful way. Enforcement of WTO actions is a long process between governments, and there is no assurance of the outcome.
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
•a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
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
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. In January of 2021, an Executive Order entitled “Executive Order on Strengthening Medicaid and the Affordable Care Act” repealed two previous Executive Orders delaying the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that amend all or part of the ACA.
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
Environmental, Social, Governance, and Human Capital
Governance and Leadership
Our commitment to integrating sustainability across our organization begins with our Board of Directors. The Nominating and Governance Committee of the Board has oversight of strategy and risk management related to Environmental, Social and Governance (ESG). Applying NYSE’s listing standards for independence, five of our seven directors are independent.
At the management level, we have implemented a cross-functional Sustainability Working Group, which is set to meet on a regular basis and report to the Board of Directors periodically. We also maintain a Chief Talent & Sustainability Officer position to work closely with the working group and coordinate efforts related to the advancement of ESG capabilities across the organization.
Business Ethics
We are committed to creating an environment where we are able to excel in our business while maintaining the highest standards of conduct and ethics. Our Code of Business Conduct and Ethics (the “Code of Conduct”) reflects the business practices and principles of behavior that support this commitment, including our policies on bribery, corruption, conflicts of interest and our whistleblower program. We expect every director, officer, and employee to read, understand, and comply with the Code of Conduct and its application to the performance of his or her business responsibilities.
We encourage employees to come to us with observations and complaints, ensuring we understand the severity and frequency of an event in order to escalate and assess accordingly. Our Chief Compliance Officer strives to ensure accountability, objectivity, and compliance with our Code of Conduct. If a complaint is financial in nature, the Audit Committee Chair is notified concurrently, which triggers an investigation, action, and report. All incidents are reported up to the Board of Directors on a quarterly basis.
Environmental Commitment
We are committed to protecting the environment and attempt to mitigate any negative impact of our operations. We monitor resource use, improve efficiency, and at the same time reduce our emissions and waste.
In order to reduce the overall impact of our product on the environment, we have taken steps to enhance the sustainability of our manufacturing processes for our drug substances.
In collaboration with our contract research organization partners, we apply various green chemistry methodologies to our commercial and development pipeline. We have especially focused on using biocatalysis, a technology that makes use of enzymes instead of chemicals to accomplish specific chemical reactions used to construct organic small molecules such as Active Pharmaceutical Ingredients.
We have also initiated work in removing hazardous organic solvents from certain reactions and replacing them with water. This green technology relies on the use of micelles to enable such reactions to occur in water where they would normally not occur due in part to the very poor solubility of most organic compounds in water. These greener processes not only create less waste, but the waste that is produced is much less hazardous, therefore reducing the environmental impact of the manufacturing process.
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
Social Responsibility
Our access to medicine strategy is simple: maximize access for all patients everywhere. In 2020, we not only met, but exceeded, our aggressive launch year target of 80% commercial lives access to medicine. We were able to reach 89% access across the board for commercial patients, which is a target we maintained throughout 2021. Our access within federally funded programs like Medicare, Medicaid, and VA/TRICARE also remains comprehensive. We have established drug donation programs for individuals who meet certain federal poverty standards.
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
Development and continuous feedback are priorities for our organization, which comprises 928 employees as of December 31, 2021. We believe each individual person is critical to our success and we invest in our people by supporting continuous training programs and courses. We encourage each employee to engage with their manager in developmental discussions designed to focus on feedback rather than a rating.
An important part of our talent recruitment is our robust paid internship program for high school, college and graduate-level students. This program had over 50 participants in 2021 and offers opportunities to students in the community and develops a roadmap for ‘entry-level’ candidates. We evaluate the success of our recruitment program through metrics such as time to hire, offer acceptance rate, turnover rate and business results. Our voluntary turnover rate in 2021 was 4.7%, significantly under the industry average. Our low turnover rate demonstrates our commitment to our teams, the culture we are creating and our ability to retain our talent.
We strive to provide an inclusive workplace to foster growth and innovation. Our Diversity, Equity and Inclusion (DEI) Plan “Roadmap to Belonging” includes training to build DEI capabilities for all commercial employees, cultural competence capability building for leaders, as well as traditional anti-harassment and anti-discrimination training for all. Pulse surveys and individual interviews for commercial employees are conducted to assess program effectiveness. Combined with an agile mindset, this feedback enables our leadership team to further enhance program offerings to address the diverse needs of our team. We have expanded our team with an inclusive mindset from the beginning. We are actively focused on increasing the gender, racial/ethnic, and age diversity of our board composition and, over the past two years, we have made strides to diversify our senior leadership, with the number of females in scientific leadership positions becoming a strength of our organization.
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

Item 1A.    Risk Factors
        In connection with any investment decision with respect to our securities, you should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10-K and in our other filings with the SEC. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common shares to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
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
•We are subject to significant obligations, including those related to payments under our license agreements.
•Redemptions of our Series A Preferred Shares and Series B Preferred Shares will require significant amounts of cash.
•The interests of the holders of our Series A Preferred Shares and Series B Preferred Shares could differ from those of our common shareholders.
•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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
•If our collaboration with Pfizer is not successful, we may not be able to capitalize on the market potential of our proprietary compounds rimegepant and zavegepant in all countries worldwide outside of the United States.
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
•Provisions in our memorandum and articles of association could make an acquisition of us more difficult, prevent attempts by our shareholders to replace or remove our current management and limit the market price of our common shares.
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
•If a significant portion of our total outstanding shares are sold into the market, the market price of our common shares could drop significantly, even if our business is doing well.

Risks Related to Our Financial Position and Need for Additional Capital
We have a limited operating history as a commercial company, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
We were incorporated in 2013. Prior to our commercialization of NURTEC ODT in 2020, we had not obtained marketing approvals for any product candidates, manufactured products on a commercial scale, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer history of successfully developing and commercializing products.
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
Since our inception, we have incurred significant operating losses. Our net loss was $848.4 million and $768.6 million for the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $2,585.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. It could be several years, if ever, before NURTEC ODT or other product candidates, if approved, generate significant revenues to offset these expenses and operating losses. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
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
•make required milestone and royalty payments under the product purchase and license agreements by which we acquired some of the rights to our product candidates;
•make required royalty payments to RPI Finance Trust ("RPI"), under the funding agreement, entered into June 2018 between us and RPI ("2018 Funding Agreement") and to RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) under the funding agreement entered into August 2020 between us and 2019 RPI IFT ("2020 Funding Agreement");
•make required payments and perform obligations under the Financing Agreement between the Company, our affiliate Biohaven Pharmaceuticals, Inc. and Sixth Street Specialty Lending, Inc. entered into in August 2020, as amended to date (“Sixth Street Financing Agreement”);
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
•hire additional clinical, medical, commercial, and development personnel; and
•incur additional legal, accounting and other expenses in connection with operating as a public company.
To become and remain profitable, we must successfully commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, developing commercial scale manufacturing processes, obtaining marketing approval of our product candidates, manufacturing, marketing and selling NURTEC ODT and any current and future product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We are only in the early stages of many of these activities and, in some cases, have not yet commenced certain of these activities.

We may never succeed in these activities and, even if we do, we may never generate sufficient revenue to achieve profitability. In addition, our obligation to pay RPI royalties on future sales of NURTEC ODT, zavegepant and certain derivative compounds thereof pursuant to our funding agreements would impact the profitability of these products.
Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.
We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed or on terms favorable to us, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval for our product candidates and achieve product sales for our approved products, including NURTEC ODT. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our product candidates. Our expenses could increase beyond our current expectations if the FDA requires us to perform clinical trials and other studies in addition to those that we currently anticipate. For example, for our troriluzole clinical program, we are conducting an additional Phase 3 clinical trial in SCA incorporating feedback from the FDA in response to discussion that we had with the FDA regarding proposed modifications to the SARA scale, the primary endpoint in the trial. If the FDA requires us to conduct additional clinical trials of troriluzole, or any of our other product candidates, we would incur substantial additional, unanticipated expenses in order to obtain regulatory approval of those product candidates.
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $364.6 million, excluding restricted cash of $2.4 million. We expect that our cash, cash equivalents and marketable securities as of December 31, 2021, and the funds available from the Sixth Street Financing Agreement, Series B Preferred Shares, the $500 million received in January 2022 and potential future milestone payments in connection with the Pfizer Collaboration Agreement and sales of common shares under the Equity Distribution Agreement in 2022 will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT in the US, financial commitments and other cash requirements for more than one year. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:
•the costs and timing of commercial activities, including drug manufacturing, marketing, sales and distribution, for NURTEC ODT in the US and any of our other product candidates for which we receive marketing approval;
•the scope, progress, results and costs of our ongoing and planned preclinical studies and clinical trials for our product candidates;
•the timing and amount of milestone and royalty payments we are required to make under our license agreements, product purchase agreements, the 2018 Funding Agreement, 2020 Funding Agreement, the Sixth Street Financing Agreement and any required redemption payments for the Series A Preferred Shares or the Series B Preferred Shares;
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

We are subject to significant obligations, including potentially making significant payments under our funding agreements and financing agreement related to NURTEC ODT and zavegepant.
In June 2018, we entered into the 2018 Funding Agreement with RPI, which requires us to make revenue participation payments, subject to certain reductions, based on the future global net sales of pharmaceutical products containing the compounds rimegepant or zavegepant and certain derivative compounds thereof. The participation rate commences at 2.1 percent on global annual net sales of products up to and including $1.5 billion, declining to 1.5 percent on global annual net sales of products exceeding $1.5 billion.
In addition, under the 2018 RPI Funding Agreement, we are obligated to take certain steps to complete clinical trials and commercialize products containing the compounds rimegepant or zavegepant and certain derivative compounds thereof. These obligations could adversely impact or delay our ability to develop our other product candidates.
In August 2020, we entered into the 2020 Funding Agreement with RPI 2019 IFT which requires us to make participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant. Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales-based participation rights up to 3.0% of global net sales of products containing zavegepant, 0.4% of global net sales of products containing rimegepant, and success-based milestones payments ranging from 0.6x to 2.95x of the funded amount depending on the number of regulatory approvals achieved for zavegepant (including 1.9x for the first zavegepant migraine regulatory approval). If these payments become due under the terms of the 2020 RPI Funding Agreement, they will have a negative impact on our cash flows and on the future profitability of NURTEC ODT and zavegepant.
In February 2022, we entered into a definitive agreement with Channel Biosciences to acquire a Kv7 channel activator platform to target indications including epilepsy, pain disorders and effective disorders. The agreement contemplates an upfront payment of $100.0 million, including $65.0 million of common shares, additional success-based milestone payments totaling up to $1.2 billion, and scaled royalty payments. Under the agreement, we are also required to make a true-up payment in late 2022 if the upfront payment in common shares has declined in value equal to the amount of such value decline. The Sixth Street Financing Agreement does not currently permit the full potential amount of that true-up payment; therefore an amendment or wavier under the Sixth Street Financing Agreement may be required for us to make a true-up payment without violating the terms of the Sixth Street Financing Agreement.
We are required to redeem our outstanding Series A Preferred Shares over the next few years and will be required to redeem our Series B Preferred Shares in the future.
In April 2019, we closed the sale of 2,495 Series A Preferred Shares to RPI at a price of $50,100 per Series A Preferred Share, resulting in gross proceeds of $125.0 million before offering expenses. The holders of our outstanding Series A Preferred Shares will have the right to require us to redeem their shares in certain circumstances. Following the FDA approval of NURTEC ODT in February 2020, we are required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments which began March 31, 2021 and will continue through December 31, 2024.
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
In addition, in August 2020, we entered into the Series B preferred share agreement, pursuant to which RPI agreed to purchase up to 3,992 Series B Preferred Shares at a price of $50,100 per share for a total purchase price of $200.0 million payable in quarterly installments of approximately $17.6 million in 2021, $14.6 million in 2022, and $8.9 million in each of 2023 and 2024. In return, we will be required to redeem the Series B Preferred Shares in 24 quarterly installments of $14.8 million from 2025 to 2030.
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
Under the Sixth Street Financing Agreement, we have incurred a substantial amount of debt, which could adversely affect our business. In August 2020, we drew down the first tranche of $275.0 million. In August 2021, we drew the second tranche of $125.0 million. In September 2021, we drew down the third and fourth tranches of $125.0 million and $100.0 million, respectively. The facility includes additional delayed draw term loans in an aggregate principal amount not exceeding $125.0 million available until June 30, 2022, currently available at our option.
Our high level of indebtedness could affect our business in the following ways, among other things: make it more difficult for us to satisfy our contractual and commercial commitments; require us to use a substantial portion of our cash flow from operations to pay interest and principal, which would reduce funds available for working capital, capital expenditures and other general corporate purposes; limit our ability to complete acquilimit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes; heighten our vulnerability to downturns in our business, our industry or in the general economy; place us at a disadvantage compared to those of our competitors that may have proportionately less debt; limit management’s discretion in operating our business; and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.
The Sixth Street Financing Agreement requires us to make certain payments of principal and interest over time and contains several other restrictive covenants. Among other requirements of the Sixth Street Financing Agreement, we and our subsidiaries party to the Sixth Street Financing Agreement must maintain a minimum unrestricted cash balance of $80.0 million, which requirement can be waived at our request for any fiscal quarter in which we achieve at least $400.0 million in net sales for the prior four consecutive quarters. These and other terms in the Sixth Street Financing Agreement could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.
Our business may not generate cash flows from operations in the future that are sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as obtaining additional equity capital on terms that may be onerous or highly dilutive, selling assets, or restructuring debt. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which could adversely our business and operations.
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

On November 9, 2021, in connection with the Collaboration Agreement, pursuant to which we granted Pfizer exclusive rights to commercialize the Licensed Products in all countries worldwide outside of the United States, we agreed to sell to Pfizer $350.0 million worth of our common shares at approximately $173.05 per share, equal to 125% of the volume weighted average price per share for the 20 consecutive trading days prior to the signing of the subscription agreement with Pfizer. The sale of common shares to Pfizer occurred on January 4, 2022, upon the satisfaction of applicable closing conditions.
In February 2022, we entered into a definitive agreement with Channel Biosciences to acquire a Kv7 channel activator platform to target indications including epilepsy, pain disorders and effective disorders. The agreement contemplates an upfront payment of $35.0 million in cash and $65.0 million of common shares, and additional success-based milestone payments totaling up to approximately $1.1 billion, which we may make by issuing common shares.
To the extent that we raise additional capital or acquire businesses or products through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Risks Related to the Development of Our Product Candidates
We depend entirely on the success of NURTEC ODT and a limited number of product candidates, which are in clinical development. If we do not obtain regulatory approval for our product candidates, if we do not successfully commercialize NURTEC ODT or any of our other product candidates, if approved, we experience significant delays in doing so, we may never become profitable.
We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, the completion of the ongoing extension phase of the Phase 2/3 clinical trial and the completion of our Phase 3 clinical trial of troriluzole in SCA, completion of our Phase 3 clinical trials of troriluzole in OCD and patient tolerability studies, and completion of our Phase 3 trial for zavegepant. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that we will be able to submit additional NDAs for any of our current product candidates within the timeframes we expect, that any NDA we submit will be accepted by the FDA for filing in a timely manner or at all, or that any of our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:
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
For example, in September 2021, we reported negative topline results from our Phase 3 clinical trial evaluating verdiperstat compared to placebo for the treatment of participants with MSA. While these efficacy results do not support continued development of verdiperstat as a treatment for MSA, we have ongoing studies evaluating verdiperstat in other disease indications. There can be no assurance that any of these trials will produce positive results.
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
•delays in patient enrollment and variability in the number and types of patients available for clinical trials;
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
For example, in July 2019 we received a CRL with respect to our 505(b)2 application to the FDA for the treatment of ALS with BHV-0223 (riluzole). The CRL cited issues with the active pharmaceutical ingredient ("API") used in the Biohaven 2017 bioequivalence study that was manufactured between 2014 and 2016 in an Apotex Pharmachem India Private Limited ("Apotex") facility. In the CRL, the FDA stated that it provided recommendations to Apotex regarding the information that would be needed to qualify previous API batches manufactured at Apotex during the time period in question.
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
Our product candidates may fail to demonstrate safety and efficacy in clinical trials, or may cause serious adverse or unacceptable side effects .
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
For example, in September 2021 we reported negative topline results from a Phase 3 clinical trial to evaluate the efficacy and safety of verdiperstat in participants with MSA. Results of the trial showed that Verdiperstat did not statistically differentiate from placebo on the prespecified primary efficacy measure, nor on the key secondary efficacy measures.

Moreover, undesirable side effects caused by our product candidates have in the past caused, and may in the future cause, us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label, the limitation of commercial potential or the delay or denial of regulatory approval by the FDA. Results of our clinical trials have in the past revealed and could in the future reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Accordingly, we have needed to, and may in the future need to, abandon their development or limit development to certain uses or sub-populations in which such side effects are less prevalent, less severe or more acceptable from a risk-benefit perspective. From time to time our studies have identified safety issues, in which case we have needed to complete additional studies, or abandon development of the applicable product candidate, and this may recur with other studies in the future. Many compounds that initially showed promise in preclinical or early-stage testing have later been found to cause side effects that restricted their use and prevented further development of the compound in the tested indication.
For example, in June 2021 a phase 1 trial began for BHV-3100, the most advanced candidate in a portfolio of novel, small-molecule CGRP receptor antagonists being developed with Sosei Heptares. During the fourth quarter of 2021, we decided to stop development of BHV-3100 based upon its emerging preclinical profile and will instead advance one of the portfolio's backup compounds in its place. Additionally, in animal studies, at very high doses, rimegepant was observed to have a negative effect on the liver. We observed elevated liver enzymes in one patient that received very high doses of rimegepant in a drug-drug interaction study and in the completed Phase 2b trial of rimegepant conducted by BMS and one patient dosed with rimegepant experienced an asymptomatic and mild increase in certain hepatic enzymes. In our Phase 3 clinical trials of rimegepant, we did not observe any instances of liver enzyme elevations that exceeded the level that is considered by the FDA to be a potentially meaningful indicator of severe drug-induced liver injury. However, we cannot guarantee that these safety and tolerability results will be replicated in our long-term safety study described below, and it is possible that rimegepant may be observed to cause unacceptable levels of adverse effects or serious adverse effects.
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
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. The current and future use of product candidates by us in clinical trials, and the sale of NURTEC ODT and any other approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies, or others selling such products. In addition, we have agreed to indemnify the licensors of the intellectual property related to our products and product candidates against certain intellectual property infringement claims. Any claims against us, or with respect to which we are obligated to provide indemnification, regardless of their merit, could be difficult and costly to defend or settle, and could compromise the market acceptance of our product candidates or any prospects for the commercialization of our products and, if approved, product candidates.
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
Until 2019, our operations were limited to organizing and staffing our company, business planning, raising capital, acquiring the rights to our product candidates and undertaking preclinical studies and clinical trials of our product candidates. Starting in 2019, we hired a sales force and started developing marketing and distribution capabilities in advance of the planned commercialization of NURTEC ODT in early 2020. The success of the commercialization of NURTEC ODT in the US and any of our product candidates that may be approved by the FDA in the future will depend on such capabilities.
Factors that may affect our ability to successfully commercialize our product candidates on our own include obtaining access to or persuading adequate numbers of physicians to prescribe our product candidates and other unforeseen costs associated with adapting our sales and marketing organization to those product candidates. Maintaining a sales and marketing organization has required, and will continue to require, significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization for those product candidates in the United States, the European Union or other key global markets. If we are unable to build our own distribution and marketing capabilities for our product candidates or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.
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
With respect to our CGRP receptor antagonists, rimegepant and zavegepant, we face competition from other companies that market or are developing migraine treatments. These include compounds in the class of products known as triptans, the 5-HT1F receptor antagonist lasmiditan developed by Eli Lilly and Company, as well as other small molecule CGRP receptor antagonists such as ubrogepant and atogepant, developed by AbbVie. Lasmiditan, ubrogepant and atogepant were approved by the FDA in October 2019, December 2019 and October 2021 and sold under the names Reyvow, Ubrelvy and Qulipta, respectively. Our other CGRP product candidate, zavegepant, is in Phase 3 clinical trials. In addition, four biologic CGRP receptor binding mAbs entered the market, including Aimovig (Amgen/Novartis), Ajovy (Teva), Emgality (Lilly) and Vyepti (Lundbeck) for the preventive treatment of migraine in adults. As three of the four listed brands received marketing approval before our migraine product candidates, it could be more difficult for our products to achieve commercially successful market acceptance. In addition, the competitors identified above have substantial sales and marketing capabilities and continue to devote significant resources to the marketing of their products, which may also make it more difficult for our products to achieve commercially successful market acceptance. The market opportunity for rimegepant for the acute treatment of migraine may decrease if the antibodies are successful in preventing migraine in patients. Wide adoption of Aimovig, Emgality, Ajovy and/or Vyepti may also cause clinicians to be more hesitant in prescribing an oral CGRP for acute treatment in a patient who is receiving a biologic CGRP for prevention. Finally, as acute treatment of migraine moves from a relatively generic market to a branded market, it is anticipated that payers will implement new or more stringent prior authorization procedures, such as step therapy in which a patient must try one or more less expensive drugs first, for patients to receive these newer and more expensive medications, thereby potentially slowing new product uptake and adoption.
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
With respect to verdiperstat, which is currently being developed for the potential treatment of ALS, if that development is successful, we would face substantial competition from companies that develop or sell products that treat ALS.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors, is essential for most patients to be able to afford products such as NURTEC ODT and our other product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by third-party payors will have an effect on our ability to successfully commercialize NURTEC ODT and our other product candidates, if approved, and attract additional collaboration partners to invest in the development of our product candidates. Coverage under certain government programs, such as Medicare, Medicaid and Tricare, may not be available for certain of our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and adequate reimbursement in the United States, the European Union or elsewhere will be available for any product that we develop, and any reimbursement that becomes available may be decreased or eliminated in the future.
Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. Our competitors may offer their products and services on a less expensive basis to gain coverage and reimbursement from third-party payors. It is possible that a third-party payor may consider our product candidates as substitutable by less expensive therapies and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing drugs may limit the amount we will be able to charge for our product candidates, once approved. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on products that we may develop.
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
From time to time the FDA’s and other regulatory authorities’ policies change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:
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
Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. In March of 2021, we received an untitled letter from the FDA regarding statements made by one of our promotional partners related to NURTEC ODT. In November of 2021, we received correspondence from FDA’s Office of Prescription Drug Promotion that FDA’s evaluation of our response was complete and the issues raised in the letter were addressed.
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
To the extent that in the future we enter into any additional collaboration agreements with respect to marketing, sales or distribution for NURTEC ODT and our other product candidates our product revenue may be lower than if we directly marketed or sold any approved products. In November 2021 we announced the Collaboration Agreement with Pfizer for sales of NURTEC ODT outside of the U.S. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third-party collaborators, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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
The FDA may not approve an Abbreviated New Drug Application ("ANDA") for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity in the U.S. for a new drug containing a new chemical element ("NCE"). Although NURTEC ODT has been granted NCE status in the U.S., generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition for NURTEC ODT. Patents covering our key products, including NURTEC ODT are likely to be subject to validity and enforceability challenges in patent litigations and post-grant review patent office proceedings. In some cases, manufacturers may seek regulatory approval by submitting their own clinical study data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this 2021 Form 10-K or that we assume when we provide our financial guidance.
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
In November 2021, we and certain of our affiliates entered into the Collaboration Agreement with a subsidiary of Pfizer pursuant to which Pfizer would commercialize the Licensed Products in all countries worldwide outside of the United States. Our control over the amount and timing of resources that Pfizer dedicates to the commercialization of the Licensed Products is very limited. Our ability to generate revenues from the Collaboration Agreement will depend, in part, on Pfizer’s ability to successfully perform the functions assigned to it in such agreement. We cannot predict the success of this collaboration with Pfizer, and we cannot guarantee that this collaboration will lead to commercialization of the Licensed Products in the most efficient manner or at all.
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
•a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
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
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS is developing new payment and delivery models, such as bundled payment models. The U.S. Department of Health and Human Services (“HHS”) moved 41% of Medicare fee-for-service payments to alternative payment models ("APMs") tied to the quality or value of services by the end of 2018. Additionally, HHS had set a goal of moving 50% of Medicare payments into these alternative payment models by the end of 2018, but in 2019, it discontinued this performance goal and replaced it with a new developmental goal to increase the percentage of Medicare health care dollars tied to APMs incorporating downside risk, with a target of 40% for fiscal year 2021. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
Even if patents are granted and even if such patents cover our current or future product candidates, third parties may challenge their validity, enforceability or scope. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we develop. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. Any of these outcomes could impair our ability to prevent competition from third parties. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.
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
We, independently or together with our licensors, have filed several patent applications covering various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be challenged by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
In addition, the degree of future protection afforded by our intellectual property rights may be limited. The following examples are illustrative of what others may achieve:
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
The COVID-19 pandemic may impair our commercialization of NURTEC ODT. The spread of COVID-19 may reduce access to NURTEC ODT. In response to regional quarantines, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in fewer prescriptions of NURTEC ODT than projected, thereby adversely affecting our revenues. In addition, in connection with the recent FDA approval of NURTEC ODT, we have been making presentations to physicians regarding the efficacy of NURTEC ODT but as a result of the COVID-19 pandemic, we may need to conduct some or all of these key meetings with medical professionals solely by virtual means instead of in-person, which could reduce the number of medical professionals we are able to present to, and we cannot guarantee that any such virtual meetings will be as successful as in-person meetings. Moreover, restrictions on travel and transport may result in disruptions in NURTEC ODT distribution. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.
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
The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak impacts our business, including our commercial results and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the development and severity of variants to the virus, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, the widespread distribution, acceptance and effectiveness of vaccines against COVID-19, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
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
As of December 31, 2021, most of our employees were employed directly by our U.S. subsidiary, Biohaven Pharmaceuticals, Inc. Our number of employees increased substantially in 2019 and early 2020 to prepare for the commercialization of NURTEC ODT. This expansion of our operations has resulted in a significant increase in our commercial organization, which may divert our management and business development resources from our clinical development group. To manage our recent growth and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
•any progress or delay in the commencement, enrollment and the ultimate completion of clinical trials;
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
•announcements relating to our arrangements with BMS, AstraZeneca, RPI, or Pfizer;
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
Although we do not believe we were a PFIC for our taxable year ended December 31, 2021 and do not currently expect to be a PFIC for our taxable year ending December 31, 2022 or future taxable years, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies which in some circumstances are unclear and subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which, in our current and future taxable years, we may not be able to fully control, for example, with respect to income attributed to us from entities owned 25% or more by us. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.
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
On November 9, 2021, in connection with the Collaboration Agreement, we agreed to sell to Pfizer $350.0 million worth of our common shares at approximately $173.05 per share, equal to 125% of the volume weighted average price per share for the 20 consecutive trading days prior to the signing of the subscription agreement with Pfizer. The sale of common shares to Pfizer was completed on January 4, 2022, upon the satisfaction of applicable closing conditions. In addition, on November 9, 2021, we entered into an agreement and plan of merger with BioShin, the closing of which was conditioned on the effectiveness of the Collaboration Agreement and consummation of the sale of common shares to Pfizer described above. At the closing of the BioShin merger on January 6, 2022, each outstanding BioShin Series A Preferred Share was converted into the right to receive 0.080121 of a common share of the Company.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our U.S. headquarters is located in New Haven, Connecticut, where, as of December 31, 2021, we occupied approximately 10,000 square feet of office space, used for executive and corporate office functions. We purchased the property in December 2018. In December 2021, we purchased an office building in New Haven, Connecticut to expand its office space for executive and corporate office functions to support our continued growth. The building is directly next to our U.S. headquarters and is approximately 42,000 square feet.
In August 2019, we entered into a lease agreement in Yardley, Pennsylvania for approximately 21,000 square feet of office space to support expansion of our commercial operations in anticipation of the rimegepant commercial launch. The lease commenced on March 1, 2020, and has a term of 88 months, with the ability to extend to 148 months. The lessor provided us a temporary space to occupy while leasehold improvements were completed prior to commencement in the first quarter of 2020.
In November 2020, our Irish subsidiary entered into a license agreement in Dublin, Ireland for approximately 1,000 square feet of office space to support its operations. Upon execution of the agreement, the licensor agreed to provide us a temporary space to occupy at no additional cost until building improvements were complete. The license commenced in January 2021, and has a term of 36 months, with an automatic renewal option equal to the current term of the license but no less than 3 months until the license is terminated by Biohaven or the licensor.
In January 2021, in connection with our acquisition of the remaining interest in Kleo Pharmaceuticals, Inc. ("Kleo") that we did not previously own, we acquired the lease on approximately 10,000 square feet of the recently established Kleo chemistry and discovery facilities at Science Park in New Haven, Connecticut. The lease has a remaining term of 24 months, with an option to extend.
In April 2021, BioShin entered into a lease agreement in Shanghai, China for approximately 4,600 square feet of office space to support its operations. The lease commenced on April 1, 2021, and has a term of 36 months. In November 2021, BioShin entered into a lease agreement in Beijing, China for approximately 1,700 square feet of office space to support its operations. The lease commenced on November 1, 2021, and has a term of 12 months.
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
$1000
$800
$600
$400
$200
$—
May 2017
Dec 2017
Dec 2018
Dec 2019
Dec 2020
Dec 2021
Biohaven Pharmaceutical Holding Company Ltd.
S&P 500
S&P Biotechnology

_______________________________________________________________________________
* $100 invested on May 4, 2017 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Shareholders
As of February 21, 2022, there were 70 shareholders of record of our common shares. The actual number of holders of our common shares is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
In October 2021, we entered into a Purchase and Sale Agreement with 221 Church Street LLC, to purchase the building located at 221 Church Street in New Haven Connecticut (the "Purchase and Sale Agreement"). As consideration under the Purchase and Sale Agreement, in December 2021, we issued 39,004 of our common shares, valued at $4.9 million, that were not registered under the Securities Act to 221 Church Street LLC in December 2021. 221 Church Street LLC represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act, and the foregoing shares were issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act.

In January 2022, we and Katholieke Universiteit Leuven ("KU Leuven") entered into an Exclusive License and Research Collaboration Agreement (the "KU Leuven Agreement") to develop and commercialize first-in-class TRPM3 antagonists. As consideration under the KU Leuven Agreement, we issued 15,340 of our common shares, valued at $2.0 million, that were not registered under the Securities Act to KU Leuven in January 2022. KU Leuven represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act, and the foregoing shares were issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act. See Note 14 to our consolidated financial statements appearing elsewhere in this report for additional details on this transaction.
Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this report.
Use of Proceeds from Registered Securities
Not applicable.
Item 6.    Reserved

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
Overview
We are a commercial-stage biopharmaceutical company with a portfolio of innovative, best-in-class therapies to improve the lives of patients with debilitating neurological and neuropsychiatric diseases, including rare disorders. Our Neuroinnovation portfolio includes FDA-approved NURTEC ODT (rimegepant) for the acute and preventive treatment of migraine and a broad pipeline of product candidates across five distinct mechanistic platforms: calcitonin gene related peptide ("CGRP") receptor antagonism, glutamate modulation, myeloperoxidase ("MPO") inhibition, Kv7 Ion Channel Activators ("Kv7"), and Myostatin.
Our clinical-stage milestones include the following:

Drug Name	Indication	1H2021	2H2021	1H2022	2H2022

	Migraine prevention	Approval

	Migraine acute/prevention	Europe Filing 1Q		EU Positive Opinion

	Migraine acute (China/South Korea)			Topline	China/Korea Filing

Zavegepant Small molecule/NCE	Migraine (intranasal)		Topline	US Filing

	Migraine (oral)	Start Phase 3

Troriluzole NCE prodrug of riluloze	Spinocerebellar ataxia			Expected Topline

	Obsessive-Compulsive Disorder (“OCD”)				Complete Enrollment

Verdiperstat NCE oral MPO inhibitor	Amyotrophic Lateral Sclerosis ("ALS")		Complete Enrollment		Expected Topline (Mid-2022)

Taldefgrobep Alfa Anti-myostatin adnectin	Spinal Muscular Atrophy ("SMA")			Start Phase 3

BHV- 7000 Kv7 channel modulator	Focal seizures				Clinic Start

BHV-1100 ARM combo	Multiple Myeloma		Start Phase 1

Milestone Achieved
CGRP Platform
In July 2016, we acquired exclusive, worldwide rights to our CGRP receptor antagonist platform, including rimegepant and zavegepant (previously known as BHV-3500 and vazegepant), through a license agreement, as amended, with Bristol-Myers Squibb Company (“BMS”). In December 2020, Sosei Heptares and Biohaven entered a global collaboration and license agreement (the "Heptares Agreement") under which Biohaven received exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders.
Rimegepant
The most advanced product candidate from our CGRP receptor antagonist platform is rimegepant, an orally available, potent and selective small molecule human CGRP receptor antagonist that we have developed for the acute and preventive treatment of migraine. During the second quarter of 2019, we submitted NDAs for the acute treatment of migraine to the FDA for the Zydis ODT and tablet formulations of rimegepant. The NDA submission for the Zydis ODT formulation of rimegepant was submitted using an FDA priority review voucher, purchased in March 2019, providing for an expedited 6-month review. The Zydis ODT formulation of rimegepant (NURTEC ODT) was approved by the FDA for the acute treatment of migraine on February 27, 2020 and was available by prescription in U.S. pharmacies on March 12, 2020. During the fourth quarter of 2020, we submitted an sNDA for the preventive treatment of migraine to the FDA for NURTEC ODT. The FDA approved NURTEC ODT for the preventive treatment of episodic migraine on May 27, 2021.
We remain focused on investing in long-term success by driving new-to-brand prescriptions, and ultimately market share, in this rapidly growing oral CGRP market and are continuing to observe a positive return on investment with increasing physician advocacy and attracting a greater pool of patients. We believe that the rapid adoption of NURTEC ODT is evidence of significant unmet need among people with migraine and an associated large acute and preventive therapy market opportunity. We continue to expand commercial payer coverage, with NURTEC ODT now covered by insurance providers reflecting 89% of commercial lives.
A summary of key rimegepant studies is described below.
Study 301/Study 302
In March 2018, we announced positive topline data from our first two pivotal Phase 3 trials (“Study 301 and Study 302”) for the acute treatment of migraine. In each trial, treatment with a single 75 mg dose of rimegepant met the co-primary efficacy endpoints of the trial, which were superior to placebo, at two hours post-dose, on measures of pain freedom and freedom from the patient’s most bothersome symptom ("MBS"). In addition to achieving both co-primary endpoints in each of the trials, rimegepant also was observed to be generally safe and well-tolerated in the trials, with a safety profile similar to placebo. The co-primary endpoints achieved in the Phase 3 trials were consistent with regulatory guidance from the FDA and provided the basis for the submission of an NDA to the FDA.
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
Study 305
In November 2018, we initiated a double-blind, placebo-controlled Phase 3 clinical trial examining regularly scheduled dosing of rimegepant 75 mg to evaluate its efficacy and safety as a preventive therapy for migraine (“BHV3000-305” or “Study 305”). In March 2020 we announced positive topline results from this study. Rimegepant 75 mg, dosed every other day, demonstrated statistically significant superiority, compared to placebo, on the primary endpoint of reduction in the mean number of migraine days per month in both episodic and chronic migraine patients. The safety profile seen in the 370 patients who received rimegepant 75 mg every other day was consistent with prior clinical trial experience. With this trial, rimegepant has become the only CGRP targeted therapy to demonstrate efficacy in both the acute and preventive treatment of migraine. An sNDA for rimegepant for prevention of migraine was filed with the FDA and accepted for review in the fourth quarter of 2020. The FDA approved NURTEC ODT for the preventive treatment of migraine on May 27, 2021.
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
Plaque Psoriasis
In the fourth quarter of 2020, we announced a collaboration with Weill Cornell Medicine's Dr. Richard Granstein, Chairman of Dermatology, to initiate an investigator-led clinical trial, which will explore whether treatment with one of our CGRP-receptor antagonists will reduce the severity of disease and percentage of area affected as measured by patients' Psoriasis Activity Severity Index (PASI) score after 16 weeks of treatment as compared to placebo. In addition, the study will assess the potential impact on itch and patient quality-of-life measures. Psoriasis is a chronic and painful autoimmune disease characterized by red patches of dry, cracked skin that may bleed, itch, and burn that affects approximately 7- 8 million people in the U.S.
Rhinosinusitis
In February 2022, we announced that we have begun enrollment in a Phase 2/3 clinical trial assessing the safety and efficacy of NURTEC ODT 75mg in patients with chronic rhinosinusitis ("CRS") with or without nasal polyps. CRS is a symptomatic inflammation of the paranasal sinuses and nasal cavity lasting more than 12 weeks. CRS typically manifests as facial pain/pressure/fullness, nasal obstruction (congestion), nasal discharge, and/or a decreased sense of smell. Both preclinical and human studies have indicated that increased CGRP levels are associated with CRS, and suggest that blocking CGRP receptors with NURTEC ODT may have beneficial effects for those suffering from CRS. We expect to enroll approximately 200 patients in a randomized, double-blind, placebo-controlled trial across approximately 25 sites in the U.S. Researchers will evaluate acute symptomatic treatment with rimegepant in patients with chronic rhinosinusitis with and without nasal polyps. The primary outcome measure is the change in a patient’s facial pain/pressure/fullness score on a Numerical Rating Scale (0-10). The trial will also assess the safety and tolerability of rimegepant.
Temporomandibular Disorder
In the first quarter of 2022, we received “Study May Proceed” communications from the FDA regarding our proposed clinical trial for the use of NURTEC ODT in temporomandibular disorder ("TMD"). TMD is a disorder of the jaw muscles, temporomandibular joints, and the nerves associated with chronic facial pain. We expect to commence a clinical trial during the first quarter of 2022.
International Health Authority Interactions
Scientific advice for rimegepant for acute and preventive migraine treatment was received from the CHMP, a committee of the European Medicines Agency, in June and December 2018, respectively. In the first quarter of 2021, we submitted the MAA for rimegepant dual activity, inclusive of acute and prevention of migraine. In February 2022, we were notified that CHMP adopted a positive opinion, recommending the granting of a marketing authorization in the EU for rimegepant 75 mg (available as an orally dissolving tablet), intended for the prophylaxis and acute treatment of migraine. If approved, VYDURA (rimegepant) will be the commercial name for rimegepant in the EU. The full indication for VYDURA is the acute treatment of migraine with or without aura in adults and preventive treatment of episodic migraine in adults who have at least four migraine attacks per month. We expect to receive determination regarding our Marketing Authorization Application in the EU for rimegepant in the first half of 2022.
Filings in Israel and the Middle East began in 2020. In March 2021, we received approval for rimegepant in Israel and the UAE for the acute treatment of migraine. In the fourth quarter of 2021, we received approval for rimegepant in Israel for the preventive treatment of episodic migraine in adults and in Kuwait for the acute treatment of episodic migraine in adults. We expect further approvals in 2022.
With respect to Japan, we have engaged the Pharmaceuticals and Medical Devices Agency ("PMDA") on a path forward, and initiation of Phase 2/3 bridging studies are anticipated to begin mid-2022.
In January 2019, we and our subsidiary, BioShin (Shanghai) Consulting Services Company Ltd. (“BioShin Shanghai”), a Shanghai based limited liability company, jointly announced that the National Medical Products Administration (“NMPA,” formerly, the China FDA) had accepted the IND application for rimegepant for the treatment of migraine. As previously announced, BioShin Shanghai was established to develop and potentially commercialize our late-stage migraine and neurology portfolio in China and other Asia-Pacific markets. Following the results of Study 303, we submitted a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. The IND application for the Zydis ODT formulation of rimegepant was accepted by the NMPA in the fourth quarter of 2019. In September 2020, BioShin Limited ("BioShin"), our subsidiary and the parent organization of BioShin Shanghai, raised $60.0 million in series A funding (the "Bioshin Funding") which is being used to build out BioShin in China and advance our clinical portfolio in the Asia-Pacific region.
In November 2020, BioShin initiated a double-blind, randomized Phase 3 clinical trial evaluating the safety and efficacy of NURTEC ODT (rimegepant) for the acute treatment of migraine in China and South Korea.

In February 2022, we announced positive topline results from the study. The study met its co-primary endpoints of freedom from pain (p<0.0001) and freedom from MBS including either nausea, phonophobia or photophobia (p<0.0001) at 2-hours following a single oral dose of rimegepant. The early onset and durable 48 hour efficacy observed in China and South Korea is consistent with previous clinical trial results. In addition to the positive results on the co-primary endpoints, NURTEC ODT demonstrated rapid onset efficacy that was superior to placebo on multiple clinically important outcomes, including: pain relief at 2 hours (p < 0.0001); normal functioning at 2 hours post-dose (p<0.0001); no need for rescue medication within 24 hrs of dosing (p < 0.0001), and showed lasting efficacy with sustained pain freedom from 2 through 24 hours (p < 0.0001) and sustained pain freedom from 2 through 48 hours (p < 0.0001). Initial analysis of topline data indicates NURTEC ODT was numerically advantaged compared to placebo on multiple early-onset measures, including: pain relief within 45 minutes and freedom from MBS within 45 minutes; return to normal function within 60 min; and pain freedom within 90 min. Rimegepant also showed a favorable safety and tolerability profile among study participants that was consistent with prior clinical trial results in the United States. Detailed data from the study will be presented at future medical meetings to help inform ongoing and future research. We expect to submit an NDA during the second half of 2022.
Pursuant to the terms of our Collaboration Agreement with Pfizer, we will continue to perform development activities required for the regulatory approval of rimegepant and zavegepant in all countries outside of the U.S. ("the Territory"). The development activities are to be performed under a mutually agreed-upon development plan. In addition, Pfizer has the right to conduct certain development activities in the Territory and will be the marketing authorization holder in all countries in the Territory where permitted under applicable law.
Zavegepant
BHV-3500, formerly "vazegepant", is now referred to as "zavegepant" (za ve’ je pant).  The World Health Organization (WHO) International Nonproprietary Names (INN) Expert Committee revised the name to "zavegepant" which was accepted by the United States Adopted Names Council for use in the U.S. and is pending formal adoption by the INN for international use.
Acute Treatment of Migraine
Administration of intranasal zavegepant in a Phase 1 clinical trial was initiated in October 2018 and achieved targeted therapeutic exposures. We advanced zavegepant into a Phase 2/3 trial to evaluate its efficacy for the acute treatment of migraine in the first quarter of 2019. We believed that intranasal zavegepant could provide an ultra-rapid onset of action that could be used in a complementary fashion with other migraine treatments when the speed of onset is critical to a patient and/or for patients experiencing severe nausea and/or vomiting symptoms. In December 2019, we announced positive topline results from the Phase 2/3 trial. Zavegepant 10 and 20 mg was statistically superior to placebo on the co-primary endpoints of pain freedom and freedom from the MBS at two hours using a single dose.
In January 2021, we announced the initiation of the Phase 3 clinical trial for the use of intranasal zavegepant for the acute treatment of migraine and in December 2021, we announced top-line results. The results of the study showed that zavegepant was statistically superior to placebo on the co-primary endpoints of pain freedom (24% vs 15%, p <.0001) and freedom from most bothersome symptom (40% vs 31%, p = 0.0012) at 2 hours. Zavegepant was superior to placebo demonstrating pain relief as early as 15 minutes, with patients achieving return to normal function as early as 30 minutes after dosing (p < 0.006). The efficacy benefits of zavegepant were durable, including superiority versus placebo (p < 0.05) on: sustained pain freedom 2 to 24 hours; sustained pain freedom 2 to 48 hours; sustained pain relief 2 to 24 hours; and sustained pain relief 2 to 48 hours. Based upon these results, combined with our prior positive Phase 2/3 trial, we plan to proceed with regulatory submissions in the United States and other countries and expect to submit an NDA for zavegepant with the FDA in the first half of 2022.
Preventative Treatment of Migraine
In September 2020, we announced that the FDA authorized the initiation of clinical trials for oral zavegepant and that we had achieved first in human dosing in a Phase 1 trial designed to assess the safety and pharmacokinetics of oral formulations of zavegepant. In March 2021, we announced that our Phase 2/3 clinical program to assess the efficacy of oral zavegepant in the preventive treatment of migraine began enrollment. The Phase 2/3 trial is ongoing with results expected in the second half of 2022.
COVID-19
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
Asthma
In October 2021, we began enrollment in a Phase 1b, double-blind, placebo-controlled, parallel-group study to evaluate the safety and efficacy of oral zavegepant for the treatment of subjects with mild allergic asthma. Enrollment in the trial is ongoing.

Next Generation CGRP Receptor Antagonists
Several clinical candidates are being developed through a global collaboration and license agreement between Biohaven and Sosei Heptares. Under the agreement, Biohaven received exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders.
BHV-3100, previously known as HTL0022562, was developed successfully through preclinical trials by Sosei Heptares and demonstrated promising and differentiated properties in target CGRP-mediated disorders. During the fourth quarter of 2021, we decided to stop development of BHV-3100 based upon its emerging preclinical profile and will instead advance one of the portfolio's backup compounds in its place.
Glutamate Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is in multiple Phase 3 trials. Other product candidates include BHV-5500 which is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
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
Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. The Phase 2/3 study results were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed consistent numerical improvement over placebo on the Yale-Brown Obsessive Compulsive Scale (Y-BOCS) at all study timepoints (weeks 4 to 12) but did not meet the primary outcome measure at week 12 (p = 0.22 at week 12), including significant improvement at week 8 (p < 0.05). Troriluzole was well tolerated with a safety profile consistent with past clinical trial experience. Given the strong signal in the Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in the Phase 3 program. Two Phase 3 studies are currently ongoing with results expected in the second half of 2022.
In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease was advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In January 2021, topline data from the trial revealed that troriluzole did not statistically differentiate from placebo at 48 weeks on the study's prespecified co-primary endpoints on the Alzheimer's Disease Assessment Scale-Cognitive Subscale and the Clinical Dementia Rating Scale Sumo of Boxes in study participants with mild-to-moderate AD. Troriluzole also did not differentiate from placebo on the key secondary measure of hippocampal volume assessed by magnetic resonance imaging (MRI) in the overall population. A subgroup analysis consisting only of mild AD patients did, however, reveal that troriluzole exhibited a nonsignificant numerical difference of a potential benefit at week 48 on both the ADAS-cog and hippocampal volumetric MRI. Although the numerical effects on the ADAS-cog and hippocampal MRI measured in mild AD patients suggests a potential biologic effect of troriluzole in patients with early stage disease, additional analyses and biomarker data will be informative and help determine whether any further study in early AD is warranted. With regard to safety and tolerability, treatment with troriluzole at a dose of 280 mg once daily was relatively well tolerated and demonstrated a safety profile consistent with previous studies of troriluzole. In December 2021, we completed an ongoing long-term extension study of troriluzole in AD for mild AD patients.
In December 2021, the Global Coalition for Adaptive Research ("GCAR") selected troriluzole for evaluation in Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"). GBM AGILE is a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent glioblastoma ("GBM"), the most fatal form of brain cancer. Troriluzole will be evaluated in all patient subgroups of the trial which include newly-diagnosed methylated MGMT, newly-diagnosed unmethylated MGMT, and recurrent GBM. Troriluzole was selected for inclusion in GBM AGILE based on compelling evidence showing deregulation of glutamate in GBM. The therapeutic potential of troriluzole in GBM and other oncology indications is supported by several recent clinical and translational research studies conducted with troriluzole and its active moiety.
International Development
In the third quarter of 2020, BioShin raised $60.0 million in series A funding (the "Bioshin Funding") which will be used to build out BioShin Limited in China and advance our clinical portfolio in the Asia-Pacific region, including initiating sites in China to participate in the global registrational trial of troriluzole in SCA.In December 2021, in connection with entering into the Collaboration Agreement with Pfizer,we merged Bioshin into a Biohaven subsidiary. BioShin completed enrollment for the SCA trial in China in the first quarter of 2021 with results expected in the first half of 2022.
BHV-5000 and BHV-5500
We are developing BHV-5500, a low-trapping NMDA receptor antagonist. One potential target indication includes Complex Regional Pain Syndrome (“CRPS”). CRPS is a rare, chronic pain condition typically affecting limbs and triggered by traumatic injury. Accompanying symptoms also include chronic inflammation and reduced mobility in the affected areas. Other disorders of interest include post-herpetic neuralgia and diabetic peripheral neuralgia. We acquired worldwide rights to BHV-5000 and BHV-5500 under an exclusive license agreement with AstraZeneca AB in October 2016. We selected a lead formulation at the end of 2017 and completed single dosing in a Phase 1 clinical trial of BHV-5000 in January 2018 to evaluate its pharmacokinetic properties. Results from nonclinical studies limiting clinical dose of BHV-5000 have led us to focus on BHV-5500 (lanicemine). Current work is focused on formulation development.
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
Another potential target indication is ALS. In September 2019, we announced that verdiperstat was selected to be studied in the Phase 3 HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital in collaboration with the Northeast ALS
Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. The Phase 3 HEALEY ALS Platform Trial of verdiperstat began enrollment in July 2020. Enrollment in the trial was completed in November of 2021, with results expected in mid-2022.
Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. Seven clinical studies have been completed by AstraZeneca, including four Phase 1 studies in healthy subjects, two Phase 2a studies in subjects with Parkinson’s disease, and one Phase 2b study in subjects with MSA. We have entered into an exclusive license agreement with AstraZeneca for the product candidate.
Kv7 Platform
BHV-7000
In February 2022, we announced that we entered into a definitive agreement with Channel Biosciences, LLC, a subsidiary of Knopp Biosciences, LLC, to acquire a Kv7 channel targeting platform, adding the latest advances in ion-channel modulation to our growing neuroscience portfolio. BHV-7000 (formerly known as KB-3061) is the lead asset from the Kv7 platform and is a potentially best-in-class potassium channel activator with a profile suggestive of a wide therapeutic index, high selectivity, and significantly reduced GABA-ergic activity. We intend to bring BHV-7000 to the clinic in in 2022 in preparation for a development program in focal epilepsy.
Myostatin Platform
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property we announced that we entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin. Myostatin is a natural protein that limits skeletal muscle growth, an important process in healthy muscular development. However, in patients with neuromuscular diseases, active myostatin can critically limit the growth needed to achieve developmental and functional milestones. Myostatin inhibition is a promising therapeutic strategy for enhancing muscle mass and strength in a range of pediatric and adult neuromuscular conditions. Taldefgrobep is a muscle-targeted treatment for neuromuscular disease and offers the opportunity for combination therapy. We plan to initiate a Phase 3 clinical trial of taldefgrobep in SMA in 2022. SMA is a rare, progressively debilitating motor neuron disease in which development and growth of muscle mass are compromised, resulting in progressive weakness and muscle atrophy, reduced motor function, impaired quality of life and often death. The in-licensing of taldefgrobep expands our portfolio of innovative, late-stage product candidates for the treatment of neurologic, neuroinflammatory, and psychiatric indications.
Biohaven Labs
Kleo Pharmaceuticals, Inc. and Biohaven Labs
In January 2021, we acquired the remaining approximately 58% of Kleo that we did not previously own. We have assumed Kleo's laboratory facilities located in Science Park in New Haven, Connecticut and formed Biohaven Labs to serve as the integrated chemistry and discovery research arm of Biohaven. Biohaven Labs will continue several existing Kleo discovery partnerships, including one with the Bill and Melinda Gates Foundation for the development of a of a SARS-CoV-2 neutralizing therapy for COVID-19 and one with PeptiDream for the development of immuno-oncology therapeutics (See Note 6).
Biohaven's proprietary Multimodal Antibody Therapy Enhancer ("MATE") conjugation technology uses a new class of synthetic peptide binders to target the spike protein of SARS-CoV-2 that are then selectively conjugated to commercially available intravenous immunoglobulin. The Biohaven synthetic binders for SARS-CoV2 were designed to establish a much wider area and number of contacts with the spike protein that other agents like monoclonal antibodies. In February 2021, we announced that BHV-1200, developed with Biohaven's proprietary MATE platform, has demonstrated functional binding and neutralization of the SARS-CoV-2 virus, including the strains known as the "English" and "South African" variants (also known as B.1.1.7 and B.1.351, respectively). The preliminary experiments conducted by Biohaven Labs and an academic collaborator demonstrated that BHV-1200 substantially reduced viral entry into cells. We intend to advance BHV-1200 into a full clinical development program. Accelerated development of the COVID-19 MATE program has been supported by the Bill and Melinda Gates Foundation. In addition, the in vitro data indicated that BHV-1200 may activate important immune system components including antibody-dependent cellular phagocytosis and antibody dependent cellular cytotoxicity. We believe our proprietary MATE-conjugation technology could also be used against other infectious diseases by changing the targeting moiety of its antibody binders.
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
Fox Chase Chemical Diversity Center, Inc.
In May 2019, we entered into an agreement with Fox Chase Chemical Diversity Center Inc. (“FCCDC”) for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides us with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by us (See Note 14).
Sosei Heptares
In November 2020, we entered into a global collaboration and license agreement with Sosei Heptares, an international biopharmaceutical group focused on the discovery and early development of new medicines originating from their proprietary GPCR-targeted StaR technology and structure-based drug design platform capabilities. Under the agreement, Sosei Heptares will be eligible to receive development, regulatory and commercialization milestone payments, as well as tiered royalties on net sales of products resulting from the collaboration. In return, we will receive exclusive global rights to develop, manufacture and commercialize a portfolio of novel, small-molecule CGRP receptor antagonists discovered by Sosei Heptares for the treatment of CGRP-mediated disorders (See Note 14).
Artizan Biosciences, Inc.
In December 2020, we entered into an Option and License Agreement with Artizan Biosciences Inc ("Artizan"), a biotechnology company focused on addressing inflammatory diseases involving the human intestinal microbiota. Pursuant to the agreement, we acquired an option to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products. Artizan will use the proceeds to continue advancing the preclinical research and development of its lead program for inflammatory bowel disease, which is anticipated to enter the clinic in 2022, as well as to explore additional disease targets (See Note 14). In November 2021, we announced a collaborative therapeutic discovery and development program in Parkinson’s disease (PD), to exploit recent scientific advances in the understanding of pathogenic roles played by the gut microbiome in PD
BHV-1100
In the fourth quarter of 2021, Biohaven initiated a Phase 1a/1b trial in multiple myeloma patients using its antibody recruiting molecule (ARM) BHV-1100 in combination with autologous cytokine induced memory-

like (CIML) natural killer (NK) cells and immune globulin (IG) to target and kill multiple myeloma cells expressing the cell surface protein CD38. BHV-1100 is the lead clinical asset from Biohaven’s Antibody Recruiting Molecule (ARM™) Platform developed from a strategic alliance with PeptiDream Inc. (TYO: 4587). This clinical trial will assess the safety and tolerability as well as exploratory efficacy endpoints in newly diagnosed multiple myeloma patients who have tested positive for minimal residual disease (MRD+) in first remission prior to autologous stem cell transplant (ASCT).
Reliant Glycosciences, LLC
In July 2021, Biohaven entered into a development and license agreement with Reliant Glycosciences, LLC ("Reliant") for collaboration on a program with Biohaven Labs’ multifunctional molecules to develop and commercialize conjugated antibodies for therapeutic uses relating to IgA nephropathy and treatment of other diseases and conditions. Under the Agreement, Reliant was entitled to an upfront share payment and will be eligible to receive development milestone payments and royalties of net sales of licensed products (See Note 14).
KU Leuven
In January 2022, we entered into the KU Leuven Agreement to develop and commercialize first-in-class TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery and the Laboratory of Ion Channel Research at KU Leuven. Under the KU Leuven Agreement, we receive exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, henceforth known as BHV-2100, which has demonstrated promising efficacy in preclinical pain models and will be the first to advance towards Phase 1 studies. We will support further basic and translational research at KU Leuven on the role of TRPM3 in pain and other disorders (See Note 14).
Recent Developments
The following is a summary of key developments affecting our business in 2021.
Pfizer Collaboration Agreement
In November 2021, we entered into the Collaboration Agreement with Pfizer, pursuant to which Pfizer would commercialize the Licensed Products in all countries worldwide outside of the United States. In consideration thereof, in January 2022 Pfizer made an upfront payment of $150.0 million to Biohaven upon receipt of the requisite regulatory approvals needed for the effectiveness of the Collaboration Agreement. In addition, in January 2022 Pfizer purchased $350.0 million worth of Biohaven common shares at approximately $173.05 per share, equal to 125% of the volume weighted average price per share for the 20 consecutive trading days prior to the signing. We will be eligible to receive an aggregate additional $740.0 million in contingent payments based on specified commercial and sales-based milestones for the Licensed Products.
We are also entitled to tiered, escalating royalties from the upper teens to twenty percent of net sales of Licensed Products in the Territory. In general, Pfizer’s obligation to pay royalties continues on a product-by-product and country-by-country basis until the latest of ten years after the first commercial sale of such product in such country, the expiration of the patent rights covering such product in such country or the expiration of the period of exclusivity applicable to such product in such country. In addition to the upfront payments, contingent payments and royalties described above, Pfizer will also compensate us for a pro-rata share of certain of its sales-based milestone obligations owed to BMS under the BMS License, and related net sales royalties owed to BMS and RPI that result from Pfizer’s commercialization and sale, respectively, of the Licensed Products in the Territory.
Merger Agreement with BioShin
On November 9, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with BioShin. The Merger Agreement provides for the merger of a wholly owned indirect subsidiary of the Company with and into BioShin, with BioShin surviving the merger as a wholly owned indirect subsidiary of the Company (the “BioShin Merger”). As a result of the satisfaction of the closing conditions described in the Merger Agreement, on January 6, 2022, each Series A convertible preferred share of BioShin, no par value, other than Excluded Shares (as defined in the Merger Agreement), was converted into the right to receive 0.080121 of a Company common share.
Amendments to the Sixth Street Financing Agreement
In August 2020, the Company and Biohaven Pharmaceuticals, Inc., our wholly-owned subsidiary (together with the Company, the "Borrowers"), entered into a financing agreement, as amended, with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto (the "Lenders") pursuant to which the Lenders agreed to extend a senior secured credit facility to us providing for term loans in an aggregate principal amount up to $500.0 million, plus any capitalized interest paid in kind. In September 2021, the Borrowers, and certain other of our subsidiaries entered into Amendment No. 2 (the “Second Amendment”) to the financing agreement (as previously amended and as amended by the Second Amendment, the “Sixth Street Financing Agreement”). Pursuant to the Second Amendment, the parties agreed to, among other things, increase the size of the credit facility by providing for additional term loans in an aggregate principal amount of $250.0 million for a total facility size of $750.0 million plus any capitalized interest paid in kind. The facility consists of drawn amounts for an initial term loan of $275.0 million that the Borrowers drew at closing in August 2020 (the "Initial Term Loan"), $125.0 million drawn in August 2021 (the "DDTL-2"), and $125.0 million (the "2021 Term Loan") and $100.0 million (the "DDTL-1") both drawn in September 2021. The remaining $125.0 million delayed draw term loan commitments (the "2021 DDTL Commitment") was available to be drawn by the Borrowers until December 31, 2021 (the "Delayed Draw Term Loan Commitment Termination Date"). In November 2021, the Company entered into Amendment No. 3 and Limited Consent to Financing Agreement (“the Third Amendment and Limited Consent”) to our Sixth Street Financing Agreement. Pursuant to the Third Amendment and Limited Consent, the lenders consented to the Company’s entry into the Collaboration Agreement with Pfizer. In December 2021, we entered into Amendment No. 4 (the "Fourth Amendment") to the Sixth Street Financing Agreement, which extended the Delayed Draw Term Loan Commitment Termination Date to June 30, 2022. For additional details please refer to "Liquidity and Capital Resources" and Note 14, "Debt."
Artizan Biosciences Inc.
In December 2020, we entered into a Series A-2 Preferred Stock Purchase Agreement with Artizan Biosciences Inc. ("Artizan") (Note 14). Under the agreement, we paid Artizan 61,494 shares valued at $6.0 million, which were issued in January 2021. In exchange, we acquired 34,472,031 shares of series A-2 preferred stock of Artizan.
Yale MoDE Agreement
On January 1, 2021, we entered into a worldwide, exclusive license agreement for the development and commercialization of a novel Molecular Degrader of Extracellular Protein (MoDEs) platform based on ground-breaking research conducted in the laboratory of Professor David Spiegel at Yale University (Note 14). Under the agreement, we paid Yale University an upfront cash payment of $1.0 million and 11,668 shares valued at $1.0 million, both of which were included in research and development expense in the consolidated statements of operations.
Consulting Agreement with Moda Pharmaceuticals LLC
On January 1, 2021, we entered into a consulting services agreement with Moda Pharmaceuticals LLC to further the scientific and commercial advancement of technology, drug discovery platforms, product candidates and related intellectual property owned or controlled by us (Note 14). Under the agreement, we paid Moda an upfront cash payment of $2.7 million and 37,836 shares valued at $3.2 million, both of which were included in research and development expense in the consolidated statements of operations and comprehensive loss.
KU Leuven Agreement
In January 2022, Biohaven and Katholieke Universiteit Leuven ("KU Leuven") entered into an Exclusive License and Research Collaboration Agreement (the "KU Leuven Agreement") to develop and commercialize first-in-class TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery ("CD3") and the Laboratory of Ion Channel Research ("LICR") at KU Leuven. Under the KU Leuven Agreement, Biohaven receives exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, henceforth known as BHV-2100, which has demonstrated promising efficacy in preclinical pain models and will be the first to advance towards Phase 1 studies. Biohaven will support further basic and translational research at KU Leuven on the role of TRPM3 in pain and other disorders. As consideration, KU Leuven received an an upfront cash payment of $3.0 million and 15,340 shares valued at $1.8 million, and is eligible to receive additional development, regulatory, and commercialization milestones payments of up to $327.8 million. In addition, KU Leuven will be eligible to receive mid-single digit royalties on net sales of products resulting from the collaboration.
Kv7 Platform Acquisition
In February 2022, we announced that we entered into a definitive agreement with Channel Biosciences, LLC, a subsidiary of Knopp Biosciences, LLC, to acquire a Kv7 channel targeting platform, adding the latest advances in ion-channel modulation to our growing neuroscience portfolio. BHV-7000 (formerly known as KB-3061) is the lead asset from the Kv7 platform and is a potentially best-in-class potassium channel activator with a profile suggestive of a wide therapeutic index, high selectivity, and significantly reduced GABA-ergic activity. We intend to bring BHV-7000 to the clinic in in 2022 in preparation for a development program in focal epilepsy. In consideration for the transaction, we will make an upfront payment comprised of $65 million in Biohaven common shares and $35 million in cash to Knopp Biosciences. We have also agreed to make additional success-based earnout payments (i) up to $325 million based on BHV-7000 developmental and regulatory epilepsy milestones through approvals in the US, EU and Japan, (ii) up to an additional $250 million based on developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and (iii) up to $562.5 million for commercial sales-based milestones of BHV-7000. Biohaven has also agreed to make scaled royalty payments for BHV-7000 and the pipeline programs, starting at high single digits and peaking at low teens for BHV-7000 and starting at mid-single digits and peaking at low double-digits for the pipeline programs.

Taldefgrobep Alfa Platform License
In February 2022, following the transfer of intellectual property we announced that we entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa, a novel, Phase 3-ready anti-myostatin adnectin. The in-licensing of taldefgrobep expands our portfolio of innovative, late-stage product candidates for the treatment of neurologic, neuroinflammatory, and psychiatric indications. Under the terms of the agreement, we will receive worldwide rights to taldefgrobep alfa and BMS will be eligible for regulatory approval milestone payments, as well as tiered, sales-based royalty percentages from the high teens to the low twenties (Note 14). We plan to initiate a Phase 3 clinical trial of taldefgrobep alfa in SMA in 2022.
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
•payments made in cash, equity securities or other forms of consideration under third-party licensing agreements prior to regulatory approval of the product candidate; and
We recognize external development costs based on an evaluation of the progress to completion of specific tasks using estimates of our clinical personnel or information provided to us by our service providers.
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
Interest Expense on Mandatorily Redeemable Preferred Shares
Interest expense on mandatorily redeemable preferred shares is being recognized in connection with the issuance of series A preferred shares and series B preferred shares pursuant to the Series A preferred share purchase agreement and Series B preferred shares forward contracts we entered into with RPI. Since we are required to redeem the series A preferred shares for 2x the original purchase price in equal quarterly installments by December 31, 2024 and the series B preferred shares for 1.77x the original purchase price in equal installments beginning on March 31, 2025 and ending December 31, 2030, we concluded that the Series A preferred shares and Series B preferred shares are mandatorily redeemable instruments and initially classified the preferred shares at their fair value as a liability. Interest expense on the mandatorily redeemable preferred shares represents the accretion of the carrying value of the preferred shares liability to its redemption value using the effective interest rate method.
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
Gain (Loss) from Equity Method Investment
Prior to our acquisition of Kleo in January 2021, we owned approximately 42% of the outstanding shares as of December 31, 2020, and accounted for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period was included in other income (expense), net, in our consolidated statement of operations and results in a corresponding adjustment to the carrying value of the equity method investment on our consolidated balance sheet.
On January 4, 2021, we acquired the rest of the shares of Kleo, and post-transaction we own 100% of the outstanding shares of Kleo.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement and profit from US commercial sales of NURTEC ODT, BPI was profitable during the year ended December 31, 2021, and BPI is subject to taxation in the United States.
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
We continue to maintain a valuation allowance against our US deferred tax assets. We periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to excess research and development ("R&D") credit carryforwards as of December 31, 2021. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. We anticipate the commercialization of NURTEC ODT will result in future earnings and believe sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release is subject to change on the basis of the level of profitability that we are able to actually achieve.
In January 2021, we completed the acquisition of Kleo. The acquisition and inclusion of Kleo did not result in a material impact on the provision for income taxes or the effective tax rate for the year ended December 31, 2021. We recorded a full valuation allowance against our Kleo US deferred tax assets and will periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to Kleo’s cumulative loss history. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

We recorded an income tax provision during the year ended December 31, 2021 of $5.1 million which primarily represents certain state taxes for the period and US federal taxes due to general business credit limitations.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
In thousands	2021	2020	Change
Product revenue, net	$462,509	$63,627	$398,882
Cost of goods sold	91,664	17,694	73,970
Gross profit	370,845	45,933	324,912
Operating expenses:
Research and development	361,340	228,998	132,342
Selling, general and administrative	713,549	462,323	251,226
Total operating expenses	1,074,889	691,321	383,568
Loss from operations	(704,044)	(645,388)	(58,656)
Other income (expense):
Interest expense	(41,551)	(12,636)	(28,915)
Interest expense on mandatorily redeemable preferred shares	(32,293)	(27,623)	(4,670)
Interest expense on liability related to sale of future royalties	(60,605)	(45,238)	(15,367)
Change in fair value of derivatives	(2,833)	(19,321)	16,488
Gain (loss) from equity method investment	5,261	(4,162)	9,423
Other expense, net	(7,258)	(4,020)	(3,238)
Total other expense	(139,279)	(113,000)	(26,279)
Loss before provision for income taxes	(843,323)	(758,388)	(84,935)
Provision for income taxes	5,073	10,227	(5,154)
Net loss	$(848,396)	$(768,615)	$(79,781)
Less: Net loss attributable to non-controlling interests	(1,810)	(1,819)	9
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(846,586)	$(766,796)	$(79,790)
Product Revenue, Net
We began recording product revenues in the first quarter of 2020 following the approval of NURTEC ODT by the FDA on February 27, 2020 and its subsequent commercial launch in the U.S. in March 2020. Net product revenue was $462.5 million for the year ended December 31, 2021, compared to $63.6 million for the year ended December 31, 2020. The increase of $398.9 million in net product revenues was due to both increased NURTEC ODT sales volume and improvements in net price realization due to decreases in sales allowances in 2021, compared to 2020, and a full year of NURTEC ODT sales during 2021 compared to a partial period of NURTEC ODT sales in 2020. Sales allowances and accruals mostly consisted of patient affordability programs, distribution fees and rebates.
Cost of Goods Sold
Cost of goods sold of $91.7 million for the year ended December 31, 2021 is primarily related to royalties on net sales payable to BMS under a license agreement, manufacturing costs for NURTEC ODT, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent. The increase of $74.0 million in cost of goods sold was primarily due to increased NURTEC ODT sales during the year ended December 31, 2021, compared to the year ended December 31, 2020, which had no material manufacturing costs included as the majority of the costs were incurred prior to FDA approval and as such recorded as research and development expense.

Research and Development Expenses

	Year Ended December 31,
In thousands	2021	2020	Change

Direct research and development expenses by program:
Rimegepant	$65,394	$53,838	$11,556
Troriluzole	50,637	42,127	8,510
Zavegepant	54,717	36,836	17,881
Verdiperstat	34,518	24,987	9,531
Other programs	4,329	383	3,946
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	105,182	52,248	52,934
Preclinical research programs	29,031	12,092	16,939
Other	17,532	6,487	11,045
Total research and development expenses	$361,340	$228,998	$132,342
R&D expenses, including non-cash share-based compensation costs, were $361.3 million for the year ended December 31, 2021, compared to $229.0 million for the year ended December 31, 2020. The increase of $132.3 million was primarily due to:
•a $52.9 million increase in personnel costs, driven by a $28.4 million increase in share-based compensation expense, as well as increases in headcount, merit increases and bonuses;
•increased expenses from later stage trials in our zavegepant programs of $17.9 million, which included a partial offset related to a $30.8 million reduction in our obligation to perform R&D services for zavegepant; and
•increases in preclinical research costs of $16.9 million, which included upfront payments of $2.0 million to Yale University in connection with a license agreement, $5.9 million to Moda Pharmaceuticals LLC in connection with a consulting agreement, and $3.7 million to Reliant Glycosciences, LLC in connection with a development and license agreement;
•increases in direct costs of $11.6 million, $9.5 million and $8.5 million for our rimegepant, verdiperstat and troriluzole programs, respectively, in 2021; and
•increases of $11.0 million in various other unallocated R&D costs.
Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $713.5 million for the year ended December 31, 2021, compared to $462.3 million for the year ended December 31, 2020. The increase of $251.2 million was primarily due to increased spending to support the continued launch of NURTEC ODT, including the launch of NURTEC ODT for the preventative treatment of migraine which was approved by the FDA in May of 2021. The increased spending included increases in marketing and advertising expenses, professional fees and non-cash share based compensation. Less than half of the SG&A expense was for commercial organization personnel costs, excluding non-cash share-based compensation expense. The increase of $41.3 million in non-cash share based compensation expense was primarily due to our annual equity incentive awards that were granted in the first quarter of 2021.
Other Income (Expense), Net
Other income (expense), net was a net expense of $139.3 million for the year ended December 31, 2021, compared to net expense of $113.0 million for the year ended December 31, 2020. The increase of $26.3 million in net expense was primarily due to increased interest expense on our term loans with Sixth Street, which were drawn in the third quarter of 2020 and the third quarter of 2021, an increase in the interest expense recognized on our liability related to the sale of future royalties, and increased interest expense on our liability related to the mandatorily redeemable preferred shares resulting from the sale of Series A Preferred Shares to RPI in April 2019. These increases were partially offset by a change in gain (loss) on equity investment of $9.4 million, primarily due to the acquisition of Kleo Pharmaceuticals, Inc. in the first quarter of 2021, and a $16.5 million decrease in expense related to changes in the fair value of our derivatives.
Provision for Income Taxes
We recorded a provision for income taxes of $5.1 million for the year ended December 31, 2021, compared to a provision for income taxes of $10.2 million for the year ended December 31, 2020. The tax provision recorded for the year ended December 31, 2021 was primarily attributable to our profitable operations in the United States during the year.

Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
In thousands	2020	2019	Change
Product revenue, net	$63,627	$—	$63,627
Cost of goods sold	17,694	—	$(17,694)
Gross profit	45,933	—	$(45,933)
Operating expenses:
Research and development	228,998	344,673	(115,675)
Selling, general and administrative	462,323	134,449	327,874
Total operating expenses	691,321	479,122	212,199
Loss from operations	(645,388)	(479,122)	(166,266)
Other income (expense):
Interest expense	(12,636)	—	12,636
Interest expense on mandatorily redeemable preferred shares	(27,623)	(12,711)	(14,912)
Interest expense on liability related to sale of future royalties	(45,238)	(26,580)	(18,658)
Change in fair value of derivatives	(19,321)	(3,875)	(15,446)
Gain (loss) from equity method investment	(4,162)	(6,076)	1,914
Other expense, net	(4,020)	(22)	(3,998)
Total other expense	(113,000)	(49,264)	(63,736)
Loss before provision for income taxes	(758,388)	(528,386)	(230,002)
Provision for income taxes	10,227	419	9,808
Net loss	$(768,615)	$(528,805)	$(239,810)
Less: Net loss attributable to non-controlling interests	(1,819)	—	(1,819)
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(766,796)	$(528,805)	$(237,991)
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
Cost of Goods Sold
Cost of goods sold of $17.7 million for the year ended December 31, 2020 is related to royalties on net sales payable to BMS under a license agreement (see Note 17 "Commitments and Contingencies" to our consolidated financial statements), product costs incurred after FDA approval, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 14 "License and Other Agreements" to our consolidated financial statements. Prior to receiving initial FDA approval for NURTEC ODT on February 27, 2020, we manufactured NURTEC ODT inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the NURTEC inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the year ended December 31, 2020. These previously expensed costs were not material for the year ended December 31, 2020. The inventory build-up incurred before FDA approval was sold prior to the start of the fourth quarter of 2020.

Research and Development Expenses

	Year Ended December 31,
In thousands	2020	2019	Change
Direct research and development expenses by program:
BHV-0223	$172	$849	$(677)
Troriluzole	42,127	37,812	4,315
Rimegepant
Priority review voucher	—	105,000	(105,000)
Program expenses'	53,838	88,948	(35,110)
Zavegepant	36,836	44,821	(7,985)
BHV-5000	211	850	(639)
Verdiperstat	24,987	10,922	14,065
Unallocated research and development costs:
Personnel related (including share-based compensation)	52,248	45,683	6,565
Preclinical research programs	12,092	6,193	5,899
Other	6,487	3,595	2,892
Total research and development expenses	$228,998	$344,673	$(115,675)
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
•non-cash research and development expense of $5.6 million due to issuance of common shares in the second quarter of 2019 relating to the collaborative discovery program with Fox Chase;
•decreases in direct costs of $8.0 million for our zavegepant program, mainly due to expenses for development milestones payable to BMS of $10.0 million in 2019;
•increases in direct costs of $4.3 million for our troriluzole program in 2020, which include increases for our OCD, and Alzheimer’s Disease trials;
•increases in direct costs of $14.1 million for our verdiperstat program in 2020; and
•increases in personnel costs of $6.6 million mainly due to an increase of $8.4 million in non-
cash share-based compensation in 2020 as a result of additional share-based compensation awards, hiring additional research and development personnel, and the implementation of the Employee Share Purchase Plan.
•increases due to the global collaboration and license agreement with Sosei Heptares, which included an upfront cash payment of $5.0 million and the issuance 54,617 shares valued at $4.9 million to Sosei Heptares.
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
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have funded our operations primarily with proceeds from sales of our common and preferred equity, sales of revenue participation rights related to future royalties, a senior secured credit facility and the Collaboration Agreement with Pfizer. In addition, we began to generate net product revenue in the first quarter of 2020 in conjunction with the launch of our first product, NURTEC ODT.
We continuously assess our working capital needs, capital expenditure requirements and future investments or acquisitions. As of February 25, 2022, we expect that our cash, cash equivalents and marketable securities as of December 31, 2021, our future operating cash flows from sales of NURTEC ODT, $125.0 million in potential future borrowings under our credit facility, proceeds related to the settlement of our Series B preferred shares forward contracts, potential sales of common shares under the Equity Distribution Agreement in 2022, and the $500.0 million in proceeds received on January 4, 2022 and potential milestone payments from the strategic collaboration with Pfizer will be sufficient sources of cash to meet our cash needs for more than one year.
As of December 31, 2021, we had cash and cash equivalents of $171.9 million, excluding restricted cash of $2.4 million. Cash in excess of immediate requirements is invested in marketable securities with a view to liquidity and capital preservation. As of December 31, 2021, we had marketable securities of $192.6 million .
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
In thousands	2021	2020	2019
Net cash used in operating activities	$(831,100)	$(702,879)	$(377,331)
Net cash provided by (used in) investing activities	26,552	(269,880)	(3,784)
Net cash provided by financing activities	844,849	788,824	434,593
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(189)	439	$—
Net increase (decrease) in cash, cash equivalents and restricted cash	$40,112	$(183,496)	$53,478
Operating Activities
During the year ended December 31, 2021, we used $831.1 million of cash in operating activities, an increase of $128.2 million as compared to the year ended December 31, 2020. The increase in cash usage was primarily due to an increase in SG&A expenses due to increased costs, including advertising, to support the commercial growth of NURTEC ODT and an increase in R&D expenses to support our portfolio of late stage product candidates and preclinical assets, partially offset by an increase in cash receipts from an increase in net product revenue from sales of NURTEC ODT. The increase in cash usage was also due to $62.5 million in payments to RPI for the mandatory redemption of 624 Series A preferred shares, which were accounted for as payments of accrued interest on the mandatorily redeemable preferred shares liability.
Investing Activities
During the year ended December 31, 2021, net cash provided by investing activities was $26.6 million, an increase of $296.4 million as compared to the year ended December 31, 2020.  The increase was primarily due to an increase of $126.6 million of sales and maturities of marketable securities, a decrease of $126.1 million of purchases of marketable securities, and a decrease of $41.5 million of payments for intangible assets during the year ended December 31, 2021. The $41.5 million of payments for intangible assets during the year ended December 31, 2020 are milestone payments related to the FDA approval and launch of NURTEC ODT.
Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $844.8 million, an increase of $56.0 million compared to the year ended

December 31, 2020. The increase was primarily due to an increase of $97.9 million of R&D funding, $75.0 million of long-term debt and $70.4 million for the issuance of Series B preferred shares all in the year ended December 31, 2021 partially offset by $147.5 million from the sale of future royalties and $60.0 million from the sale of contingently redeemable non-controlling interests during the year ended December 31, 2020.
Pfizer Collaboration Agreement
In November 2021, we entered into the Collaboration Agreement with Pfizer, pursuant to which Pfizer would commercialize the Licensed Products in all countries worldwide outside of the United States. In consideration thereof, in January 2022 Pfizer made an upfront payment of $150.0 million to Biohaven upon receipt of the requisite regulatory approvals needed for the effectiveness of the Collaboration Agreement. In addition, in January 2022 Pfizer purchased $350.0 million worth of Biohaven common shares at approximately $173.05 per share. We will be eligible to receive an aggregate additional $740.0 million in contingent payments based on specified commercial and sales-based milestones for the Licensed Products.
We are also entitled to tiered, escalating royalties from the upper teens to twenty percent of net sales of Licensed Products in the Territory. In general, Pfizer’s obligation to pay royalties continues on a product-by-product and country-by-country basis until the latest of ten years after the first commercial sale of such product in such country, the expiration of the patent rights covering such product in such country or the expiration of the period of exclusivity applicable to such product in such country. In addition to the upfront payments, contingent payments and royalties described above, Pfizer will also compensate us for a pro-rata share of certain of our sales-based milestone obligations owed to BMS under the BMS License, and related net sales royalties owed to BMS and RPI that result from Pfizer’s commercialization and sale, respectively, of the Licensed Products in the Territory.
Credit Facility
In August 2020, we entered into a financing agreement, as amended, with the Lenders pursuant to which the Lenders agreed to extend a senior secured credit facility to the Company providing for term loans in an aggregate principal amount up to $500.0 million, plus any capitalized interest paid in kind. We drew an initial term loan of $275.0 million at closing in August 2020 (the "Initial Term Loan"), and had $100.0 million of immediately available delayed draw term loan commitments and $125.0 million of delayed draw term loan commitments available upon achievement of the Delay Draw Sales Milestone (as defined in the Sixth Street Financing Agreement).
In March 2021, we entered into Amendment No. 1 (the “First Amendment”) to the financing agreement pursuant to which the parties agreed to, among other things, remove the Delayed Draw Sales Milestone tied to the availability of the $125.0 million tranche of delayed draw term loans. In August 2021, we drew the $125.0 million tranche of delayed draw term loans (the "DDTL-2).
In September 2021, we entered into Amendment No. 2 (the “Second Amendment”) to the financing agreement. Pursuant to the Second Amendment, the parties agreed to, among other things, increase the size of the credit facility by providing for additional term loans in an aggregate principal amount of $250.0 million for a total facility size of $750.0 million plus any capitalized interest paid in kind. At closing of the Second Amendment, we drew an initial term loan of $125.0 million (the "2021 Term Loan") and $100.0 million of delayed draw term loan commitments (the "DDTL-1"). The remaining $125.0 million in delayed draw term loan commitments (the "2021 DDTL Commitment") was available to be drawn by the Borrowers until December 31, 2021 (the "Delayed Draw Term Loan Commitment Termination Date").
In November 2021, we entered into Amendment No. 3 and Limited Consent to Financing Agreement (“the Third Amendment and Limited Consent”) to our Sixth Street Financing Agreement. Pursuant to the Third Amendment and Limited Consent, the Lenders consented to our entry into the Collaboration Agreement with Pfizer.
In December 2021, we entered into Amendment No. 4 (the "Fourth Amendment") to the financing agreement (as previously amended and as amended by the Fourth Amendment, the “Sixth Street Financing Agreement”), pursuant to which the parties agreed to, among other things, extend the Delayed Draw Term Loan Commitment Termination Date to June 30, 2022.
2020 Loans
In August 2020, we borrowed the Initial Term Loan for total proceeds of $262.2 million, net of discounts and issuance costs. In August 2021, we borrowed the DDTL-2 for total proceeds of $123.8 million, net of discounts and issuance costs. The DDTL-2 was borrowed under the same financing terms as the Initial Term Loan. The Initial Term Loan and the DDTL-2 (collectively, the "August 2020 Loans") become due and payable in August 2025. The August 2020 Loans accrue interest at a variable rate, with interest paid on a quarterly basis. The interest rate on the August 2020 Loans as of December 31, 2021 was 10.0%. We have the option to pay-in-kind up to 4.0% interest per annum for the first two years and have elected to pay-in-kind the maximum amount for all interest payments as of December 31, 2021. The proceeds from the August 2020 Loans are being used for general corporate purposes.
2021 Loans
In September 2021, we borrowed the 2021 Term Loan for total proceeds of $119.7 million and the DDTL-1 for total proceeds of $97.8 million, both net of discounts and issuance costs. The 2021 Term Loan and the DDTL-1 (collectively, the "September 2021 Loans") become due and payable in September 2026. The September 2021 Loans accrue interest at a variable rate, with interest paid on a quarterly basis. The interest rate on the September 2021 Loans as of December 31, 2021 was 9.25%. We have the option to pay-in-kind up to 4.0% interest per annum for the first two years that the loans are outstanding. The proceeds from the September 2021 Loans are being used for general corporate purposes.
As of December 31, 2021, we have $125.0 million in delayed draw term loan commitments still available to borrow under the Sixth Street Financing Agreement until June 30, 2022. If drawn, the loans will be borrowed under the same financing terms as the September 2021 Loans.
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
As of December 31, 2021, we have issued and sold 939,328 common shares for net proceeds of approximately $78.7 million all in the first quarter of 2021 under the Equity Distribution Agreement.
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
As of December 31, 2021, we have issued 1,406 Series B preferred shares to RPI for proceeds of $70.4 million.
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
•complete the Phase 3 clinical trial of oral zavegepant and related support activities, and continue other clinical trials of oral zavegepant;
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
As of February 25, 2022, the issuance date of our consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities as of December 31, 2021, our furture operating cash flows from sales of NURTEC ODT, the funds available from the Sixth Street Financing Agreement, proceeds from the issuance of Series B Preferred Shares, potential sales under the Equity Distribution Agreement in 2022, and proceeds from our Collaboration Agreement with Pfizer will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. We may need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
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
Contractual Obligations and Commitments
The following table summarizes certain estimated future obligations by period under our various contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
In thousands	Total	2022	2023 - 2024	2025 - 2026	Thereafter

Long-term debt obligations
Principal payments(1)	$675,333	$—	$47,811	$627,522	$—
Interest payment(2)	225,062	43,967	120,984	60,111	—
Finance leases	9,518	5,714	3,804	—	—
Operating leases	4,155	689	1,420	1,477	569
Purchase obligations
Commercial commitments(3)	107,882	90,809	17,073	—	—
Research commitments(4)	33,485	33,485	—	—	—
Other long-term liabilities
Mandatorily redeemable preferred shares(5)	187,500	62,500	125,000	—	—
Series B preferred shares forward contracts(6)	354,552	—	—	118,184	236,368
Total	$1,597,487	$237,164	$316,092	$807,294	$236,937
(1)    Principal payments on long-term debt relate to the $625.0 million in term loans drawn under our senior secured credit facility with Sixth Street Specialty Lending, Inc., and includes the capitalization and payment as principal of $50.3 million of interest paid-in-kind.
(2)    Interest payments on long-term debt are calculated using the 10.00% interest rate on the August 2020 Loans and 9.25% on the September 2021 Loans, our outstanding term loans in effect on December 31, 2021. It excludes 4% of interest paid-in-kind for the first eight quarters that the loans are outstanding and includes the effect of the inclusion of the interest paid-in-kind as part of the outstanding loan principal.
(3)    Commercial commitments primarily related to advertising, data license agreements and manufacturing preparation services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table are limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.
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
(5)    Pursuant to the Series A Preferred Shares Agreement with RPI, the mandatorily redeemable preferred shares are redeemed in cash in equal quarterly installments beginning on March 31, 2021 and ending December 31, 2024.
(6)     The Series B preferred shares forward contracts require RPI to purchase $200.0 million of Series B preferred shares from us on a quarterly basis beginning on March 31, 2021 and ending on December 31, 2024. After December 31, 2024, we are required to redeem the Series B preferred shares at 1.77x the purchase price in quarterly installments ending December 31, 2030.
In addition to the contractual obligations in the table above, under various agreements with third-party licensors and collaborators, we have agreed to make milestone payments and pay royalties and annual maintenance fees to third parties and to meet due diligence requirements based upon specified milestones. We have not included any contingent payment obligations, such as milestones, royalties, or due diligence, in the table above as the amount, timing and likelihood of such payments are not known. We have not included any of the annual license maintenance fee payments in the above table, as although the amount and timing are known, we cannot currently determine the final termination dates of the agreements and, as a result, we cannot determine the total amounts of such payments we will be required to make under the agreements. We do not anticipate making material annual license maintenance payments related to our license agreements in the next 12 months.

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
We make significant estimates and judgments that materially affect our recognition of net product revenue. Claims by third-party payors for rebates, chargebacks and discounts frequently are submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. We will adjust our estimates based on new information, including information regarding actual rebates, chargebacks and discounts for our products, as it becomes available.
Interest Expense and Liability Related to Sale of Future Royalties
We have accounted for the 2018 Funding Agreement with RPI Finance Trust ("RPI") and a portion of the 2020 Funding Agreement with RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) as liability financings. See Note 7 "Liability Related to Sale of Future Royalties, net" for additional details. The liability related to sale of future royalties and the related interest expense are measured based on our current estimate of the timing and amount of expected future royalties expected to be paid over the estimated term of the related funding agreement with RPI Trust. The liability is amortized using the effective interest rate method, resulting in recognition of interest expense over the estimated term of the agreement. Each reporting period, we assess the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, we recognize the impact to the liability’s amortization schedule and the related interest expense prospectively. Our estimate of the amount of expected future royalties to be paid considers the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing.
Valuation of Series B Forward Contract Derivative
The fair value of the derivative recognized in connection with the RPI Series B Preferred Share Agreement was determined based on significant inputs not observable in the market. The fair value of the derivative primarily relates to the difference between the fair value of the Series B Preferred Shares and the contractual future purchase price. The fair value of the Series B Preferred Shares is calculated based on the cash flows to RPI (1.77 times the original purchase price as scheduled or accelerated upon certain events) and our estimated cost of capital for those cash flows. The cash flows to RPI are based on probability adjusted cash flows from certain scenarios outlined in the agreement that would result in accelerated payments modeled using a Monte Carlo simulation. As inputs into the valuation, we considered the type and probability of occurrence of certain change of control events, the amount of the payments, the expected timing of certain acceleration of payments, and a risk-adjusted discount rate. Assessing the probability of certain change of control events over a 10-year time period requires significant judgment and the successful completion of a change of control is largely dependent on the outcome of potential negotiations with a third party. Due to this uncertainty, our expectation of the probability of the timing of a change of control event at the reporting date could reasonably be different than the timing of an actual change of control event, and if so, would mean the estimated fair value could differ from the fair value determined.
Income Taxes
In August 2020, we completed an intra-entity asset transfer of intellectual property ("IP"). See Note 15 "Income Taxes" for additional details. The fair value of the transferred IP required significant and complex management judgments to establish assumptions about the intellectual property’s fair value, including revenue growth rates, projected profit margins, and discount rate. The fair value determination was based upon a discounted cash flow model that was subject to significant judgement given the IP asset transferred had been recently launched and there was limited historical sales activity. As a result of the transfer, we recognized a deferred tax asset for the step up in tax basis based on the fair value of the transferred IP.
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
Interest Rate Risk
As of December 31, 2021, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(1.3) million and $0.8 million, respectively.
In August 2020, we became subject to market risk in connection with borrowings under the Sixth Street Financing Agreement. The August 2020 Term Loans borrowed under the agreement accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 9.00%. The September 2021 Term Loans borrowed under the agreement accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 8.25%. Considering the total outstanding principal balance for all the loans drawn under the Sixth Street Financing Agreement of approximately $645.0 million at December 31, 2021, a 1.00% change in the LIBOR Rate would result in an impact to loss before income taxes of less than $1.5 million per year.
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
We are also subject to credit risk from our accounts receivable related to our product sales. Our trade accounts receivable primarily consists of amounts due from pharmacy wholesalers in the U.S. (collectively, our "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. We monitor the financial performance and creditworthiness of our Customers so that we can properly assess and respond to changes in their credit profile. Our reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of December 31, 2021, and we do not expect any such delays in collections to have a material impact on our financial condition or results of operations.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP., an independent registered public accounting firm, as stated in their report, which is included below.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Biohaven Pharmaceutical Holding Company Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited Biohaven Pharmaceutical Holding Company Ltd. internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Biohaven Pharmaceutical Holding Company Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes of the Company and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Hartford, Connecticut
February 25, 2022

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On February 24, 2022, Biohaven and certain of its affiliates (collectively, for purposes of this Item 9B, the “Company”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Knopp Biosciences LLC ( “Knopp”) and Channel Biosciences, LLC, a newly formed wholly owned subsidiary of Knopp (“Channel”), pursuant to which (a) Knopp will contribute its assets related to its Kv7 channel targeting platform, and (b) the Company will subsequently acquire all of the equity interests in Channel (the “Transaction”).
In consideration for the Transaction, the Company will make an upfront payment comprised of $35 million in cash and $65 million in common shares of Biohaven Holdco (“Biohaven Shares”) issued through a private placement. The Company has also agreed to pay additional success-based payments comprised of (i) up to $325 million based on developmental and regulatory milestones through approvals in the United States, EMEA and Japan for the lead asset, BHV-7000 (formerly known as KB-3061), (ii) up to an additional $250 million based on developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and (iii) up to $562.5 million for commercial sales based milestones of BHV-7000. These contingent milestone payments may be paid in cash or Biohaven Shares at the election of the Company, but if the Company elects to pay in Biohaven Shares, such amounts are subject to increases of a mid-single-digit percentage increase (or in one case, a ten-percent increase). Additionally, the Company has agreed to make scaled royalty payments in cash for BHV-7000 and the pipeline programs, starting at high single digits and peaking at low teens for BHV-7000 and starting at mid-single digits and peaking at low double digits for the pipeline programs.
The Company has also given Knopp the option to request a one-time cash true-up payment from the Company in December 2022 in the event that Knopp continues to hold Biohaven Shares issued as a component of the upfront payment and the value of such shares has declined, subject to certain conditions.
The requisite approvals of Knopp equityholders have been obtained. The Transaction is subject to the satisfaction of certain customary closing conditions, including the receipt of select third-party consents.
At the closing of the Transaction, 493,254 common shares of Biohaven Holdco will be issued as part of the initial consideration. The contemplated issuances and sales of that initial consideration payable in common shares and those contingent payments payable in Biohaven Shares have not been registered under the Securities Act or any state securities laws. Biohaven has relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.
ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Shareholders (the "2022 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10‑K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our 2022 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Delinquent Section 16(a) Reports."
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2022 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2022 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2022 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2022 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

2.6
Agreement and Plan of Merger, dated November 9, 2021, by and among Biohaven Pharmaceutical Holding Company Ltd., Biohaven Therapeutics Ltd., Atlas Merger Sub and BioShin Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on November 12, 2021).

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

4.2
Description of Biohaven's Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-38080) filed with the Securities and Exchange Commission on March 1, 2021).

10.1	#
Amendment No. 1 to Financing Agreement, dated as of August 7, 2020, by and between Biohaven Pharmaceuticals Holding Company Ltd., Biohaven Pharmaceuticals, Inc., the guarantors party thereto from time to time, the lenders party thereto from time to time and Sixth Street Specialty Lending, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38080) filed with the Securities and Exchange Commission on March 1, 2021).

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
Employment Agreement dated March 30, 2019 by and between Biohaven Pharmaceuticals, Inc. and William Jones, Jr. (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File No. 001-38080) filed with the Securities and Exchange Commission on February 26, 2020).

10.27	+
Employment Agreement dated February 1, 2014 by and between Biohaven Pharmaceuticals, Inc. and Kimberly A. Gentile. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38080) filed with the Securities and Exchange Commission on February 26, 2020).

10.28	+
Offer Letter dated April 5, 2017 by and between Biohaven Pharmaceuticals, Inc. and Elyse Stock. (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K (File No. 001-38080) filed with the Securities and Exchange Commission on February 26, 2020).

10.29	#
Zydis Commercial Supply Agreement, dated as of June 29, 2018, by and between Biohaven Pharmaceuticals, Inc. and Catalent U.K. Swindon Zydis Limited. (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K (File No. 001-38080) filed with the Securities and Exchange Commission on February 26, 2020).

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

10.34
Collaboration Agreement, dated November 9, 2021, by and among Pfizer Ireland Pharmaceuticals, Biohaven Pharmaceutical Holding Company Ltd., Biohaven Pharmaceutical Ireland DAC and BioShin, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on November 12, 2021).

10.35
Sublicense Agreement, dated November 9, 2021, by and among Pfizer Ireland Pharmaceuticals, Biohaven Pharmaceutical Holding Company Ltd., Biohaven Pharmaceutical Ireland DAC and BioShin, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on November 12, 2021).

10.36
Subscription Agreement, dated November 9, 2021, by and between Pfizer Inc. and Biohaven Pharmaceutical Holding Company Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on November 12, 2021).

10.37
Amendment No. 3 and Limited Consent to Financing Agreement, dated November 9, 2021, by and between Biohaven Pharmaceuticals Holding Company Ltd., Biohaven Pharmaceuticals, Inc., the guarantors party thereto from time to time, the lenders party thereto from time to time and Sixth Street Specialty Lending, Inc., as administrative agent (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on November 12, 2021).

10.38	+
Consulting Agreement, dated December 5, 2021, between the Company and Declan Doogan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on December 9, 2021).

10.39	+
Employment Agreement, dated December 8, 2021, between the Company and Matthew Buten (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on December 9, 2021).

10.40	+
2022 Deferral Election Agreement for Executives (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38080) filed with the Securities and Exchange Commission on December 30, 2021).

10.41	+	Amendment No. 1 to Employment Agreement, dated December 14, 2021, by and between Biohaven Pharmaceuticals, Inc. and James Engelhart.
10.42
Amendment No. 4 to Financing Agreement, dated as of December 28, 2021, by and between Biohaven Pharmaceuticals Holding Company Ltd., Biohaven Pharmaceuticals, Inc., the guarantors party thereto from time to time, the lenders party thereto from time to time and Sixth Street Specialty Lending, Inc., as administrative agent.

21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (contained on signature page hereto).
31.1		Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Convertible Preferred Shares and Shareholders' Equity (Deficit), (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vi) Cover Page, tagged as blocks of text.
104	The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
Dated: February 25, 2022
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
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

Signature	Title	Date

/s/ VLAD CORIC, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Vlad Coric, M.D.
/s/ MATTHEW BUTEN	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Matthew Buten
/s/ GEORGE C. CLARK	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
George C. Clark
/s/ GREGORY H. BAILEY, M.D.	Director	February 25, 2022
Gregory H. Bailey, M.D.
/s/ JOHN W. CHILDS	Director	February 25, 2022
John W. Childs
/s/ JULIA P. GREGORY	Director	February 25, 2022
Julia P. Gregory
/s/ MICHAEL HEFFERNAN	Director	February 25, 2022
Michael Hefferenan
/s/ ROBERT J. HUGIN	Director	February 25, 2022
Robert J. Hugin
/s/ KISHEN MEHTA	Director	February 25, 2022
Kishen Mehta

Biohaven Pharmaceutical Holding Company Ltd.
Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Biohaven Pharmaceutical Holding Company Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Biohaven Pharmaceutical Holding Company Ltd. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Government Rebates

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s revenues from product sales are recorded at the net sales price which includes estimates of variable consideration for government rebates paid under the Medicaid Drug Rebate Program. The estimates of variable consideration are based on the amounts earned or to be claimed on the related sales. These estimates are established by management based on historical experience, current statutory requirements and forecasted customer buying patterns and will be adjusted to reflect known changes in the factors that impact such amounts.

Auditing the amount of consideration to be paid related to government rebates was complex because the calculation includes subjective management assumptions regarding the levels of expected future claims from governmental entities, the amount of forecasted shipments from wholesalers that will be dispensed to eligible benefit plan participants as well as the complexity of the governmental pricing calculations. Governmental pricing calculations are complex as a result of assumptions such as the average manufacturer price, best price and the unit rebate amount. The reductions to gross product revenues are sensitive to these significant estimates and calculations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of government rebates. For example, we tested controls over management’s review of the government pricing calculations, the significant assumptions and the data inputs used in the calculations of government rebates.

To test the revenue adjustments related to the government rebates, our audit procedures included, among others, evaluating the methodology used, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the significant assumptions described above that are used by management in its analysis. We compared the assumptions used by management to historical experience, evaluated rebate adjustments recorded and assessed the historical accuracy of management’s estimates against actual results. In addition, we involved a governmental pricing subject matter professional to assist with our evaluation of management’s governmental pricing calculations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Hartford, Connecticut
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Biohaven Pharmaceutical Holding Company Ltd.
Opinion on the Financial Statements
We have audited the consolidated statements of operations, of comprehensive loss, of shareholders’ equity (deficit) and of cash flows of Biohaven Pharmaceutical Holding Company Ltd. and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$171,945	$132,149
Marketable securities	192,648	223,185
Trade receivables, net	308,269	120,111
Inventories	80,608	39,563
Prepaid expenses	88,838	76,682
Other current assets	33,946	11,716
Total current assets	876,254	603,406
Property and equipment, net	14,690	9,340
Equity method investment	—	1,176
Intangible assets, net	56,438	39,087
Other assets	129,830	33,966
Total assets	$1,077,212	$686,975
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$51,683	$48,476
Accrued expenses and other current liabilities	420,019	166,630
Current portion of mandatorily redeemable preferred shares	62,500	62,500
Total current liabilities	534,202	277,606
Long-term debt	626,720	267,458
Liability related to sale of future royalties, net	367,645	328,350
Mandatorily redeemable preferred shares, net	155,737	111,591
Derivative liability	13,110	14,190
Obligation to perform R&D services	50,571	932
Other long-term liabilities	12,236	19,037
Total liabilities	1,760,221	1,019,164
Commitments and contingencies (Note 17)
Contingently redeemable non-controlling interests	60,000	60,000
Shareholders' Deficit:
Common shares, no par value; 200,000,000 shares authorized as of December 31, 2021 and 2020; 66,933,531 and 60,436,876 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,676,792	1,249,547
Additional paid-in capital	169,656	98,938
Accumulated other comprehensive (loss) income	(73)	314
Accumulated deficit	(2,585,755)	(1,739,169)
Total shareholders’ deficit attributable to Biohaven Pharmaceutical Holding Company Ltd.	(739,380)	(390,370)
Non-controlling interests in consolidated subsidiaries	(3,629)	(1,819)
Total shareholders' deficit	(743,009)	(392,189)
Total liabilities and shareholders' deficit	$1,077,212	$686,975

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Product revenue, net	$462,509	$63,627	$—
Cost of goods sold	91,664	17,694	—
Gross profit	370,845	45,933	—
Operating expenses:
Research and development	361,340	228,998	344,673
Selling, general and administrative	713,549	462,323	134,449
Total operating expenses	1,074,889	691,321	479,122
Loss from operations	(704,044)	(645,388)	(479,122)
Other income (expense):
Interest expense	(41,551)	(12,636)	—
Interest expense on mandatorily redeemable preferred shares	(32,293)	(27,623)	(12,711)
Interest expense on liability related to sale of future royalties	(60,605)	(45,238)	(26,580)
Change in fair value of derivatives	(2,833)	(19,321)	(3,875)
Gain (loss) from equity method investment	5,261	(4,162)	(6,076)
Other expense, net	(7,258)	(4,020)	(22)
Total other expense	(139,279)	(113,000)	(49,264)
Loss before provision for income taxes	(843,323)	(758,388)	(528,386)
Provision for income taxes	5,073	10,227	419
Net loss	(848,396)	(768,615)	(528,805)
Less: Net loss attributable to non-controlling interests	(1,810)	(1,819)	—
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(846,586)	$(766,796)	$(528,805)
Net loss per share attributable to Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(13.09)	$(13.06)	$(10.91)
Weighted average common shares outstanding—basic and diluted	64,677,823	58,732,415	48,489,890

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(848,396)	$(768,615)	$(528,805)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(189)	439	—
Net unrealized losses related to available-for-sale debt securities	(198)	(125)	—
Other comprehensive (loss) income	(387)	314	—
Comprehensive loss	(848,783)	(768,301)	(528,805)
Less: comprehensive loss attributable to non-controlling interests	(1,810)	(1,819)	—
Comprehensive loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(846,973)	$(766,482)	$(528,805)

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(Amounts in thousands, except share amounts)

	Common Shares					Biohaven Shareholders' Deficit
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income		Non-controlling Interests	Total Shareholders' Deficit
Balances as of December 31, 2018	44,197,549	$554,384	$40,104	$(443,568)	$—	$150,920	$—	$150,920
Issuance of common shares, net of offering costs	7,501,745	302,321	—	—	—	302,321	—	302,321
Exercise of related party warrants	215,000	7,201	(5,203)	—	—	1,998	—	1,998
Issuance of common shares as payment for TDP-43 asset	100,000	5,646	—	—	—	5,646	—	5,646
Issuance of common stock under equity incentive plan	370,989	11,874	(6,350)	—	—	5,524	—	5,524
Non-cash share-based compensation expense	—	—	54,972	—	—	54,972	—	54,972
Net loss	—	—	—	(528,805)	—	(528,805)	—	(528,805)
Balances as of December 31, 2019	52,385,283	881,426	83,523	(972,373)	—	(7,424)	—	(7,424)
Issuance of common shares as payment for agreement	54,617	4,858	—	—	—	4,858	—	4,858
Issuance of common shares, net of offering costs	5,555,554	282,833	—	—	—	282,833	—	282,833
Issuance of common shares under equity incentive plan and employee share purchase plan	2,441,422	80,430	(41,999)	—	—	38,431	—	38,431
Non-cash share-based compensation expense	—	—	57,414	—	—	57,414	—	57,414
Net loss	—	—	—	(766,796)	—	(766,796)	(1,819)	(768,615)
Other comprehensive income	—	—	—	—	314	314	—	314
Balances as of December 31, 2020	60,436,876	1,249,547	98,938	(1,739,169)	314	(390,370)	(1,819)	(392,189)
Issuance of common shares, net of offering costs	4,037,204	308,243	—	—	—	308,243	—	308,243
Issuance of common shares as payments for agreements	295,135	29,473	—	—	—	29,473	—	29,473
Issuance of common shares under equity incentive plan and employee share purchase plan	2,158,695	89,437	(56,317)	—	—	33,120	—	33,120
Exercise of warrants, net settlement of shares	5,621	92	(92)	—	—	—	—	—
Non-cash share-based compensation expense	—	—	127,127	—	—	127,127	—	127,127
Net loss	—	—	—	(846,586)	—	(846,586)	(1,810)	(848,396)
Other comprehensive loss	—	—	—	—	(387)	(387)	—	(387)
Balances as of December 31, 2021	66,933,531	$1,676,792	$169,656	$(2,585,755)	$(73)	$(739,380)	$(3,629)	$(743,009)

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(848,396)	$(768,615)	$(528,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	127,127	57,414	54,972
Deferred interest on mandatorily redeemable preferred shares	32,293	27,623	12,711
Deferred interest on liability related to sale of future royalties	60,605	45,238	26,580
Deferred interest paid-in-kind on long-term debt	15,506	4,478	—
Issuance of common shares as payment for license and consulting agreements	7,929	4,858	5,646
Change in fair value of derivatives	2,833	19,321	3,875
Gain (loss) from equity method investment	(5,261)	4,162	6,076
Depreciation and amortization	24,932	9,447	646
Change in obligation to perform R&D services	(30,767)	(345)	—
Other non-cash items	(1,130)	—	—
Changes in operating assets and liabilities:
Trade receivables, net	(188,158)	(120,111)	—
Inventories	(24,102)	(37,965)	—
Prepaid expenses and other current assets	(31,804)	(81,369)	(3,464)
Other assets	(89,909)	(46)	(232)
Accounts payable	2,215	32,807	3,319
Accrued expenses and other current liabilities	113,459	92,424	43,320
Other long-term liabilities	1,528	7,800	(1,975)
Net cash used in operating activities	$(831,100)	$(702,879)	$(377,331)
Cash flows from investing activities:
Purchase of marketable securities	(193,295)	(319,395)	—
Sales of marketable securities	113,441	85,167	—
Maturities of marketable securities	108,124	9,818	—
Purchases of property and equipment	(1,718)	(2,370)	(2,534)
Payments for leasehold improvements	—	(1,600)	(1,250)
Payments for intangible assets	—	(41,500)	—
Net cash provided by (used in) investing activities	$26,552	$(269,880)	$(3,784)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	350,000	275,000	—
Proceeds from issuance of common shares	308,743	283,333	303,221
Proceeds from sale of future royalties	—	147,476	—
Proceeds from sale of contingently redeemable non-controlling interests	—	60,000	—
Proceeds from obligation to perform R&D services	100,000	2,124	—
Proceeds from issuance of mandatorily redeemable preferred shares	70,441	—	125,000
Proceeds from exercise of warrants	—	—	1,998
Proceeds from exercise of share options and employee share purchase plan	36,883	38,431	5,524
Payments for term loan, finance leases and other	(21,218)	(17,540)	(1,150)
Net cash provided by financing activities	$844,849	$788,824	$434,593
Effect of exchange rates on cash, cash equivalents and restricted cash	(189)	439	—
Net increase (decrease) in cash, cash equivalents and restricted cash	40,112	(183,496)	53,478
Cash, cash equivalents and restricted cash at beginning of period	134,231	317,727	264,249
Cash, cash equivalents and restricted cash at end of period	$174,343	$134,231	$317,727
Supplemental disclosure of cash flow information:
Cash paid for interest	$93,610	$6,983	$—
Cash paid for income taxes	$16,710	$2,866	$823
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
Subsequent to its May 2017 initial public offering, the Company has primarily raised funds through sales of equity in private placements and public offerings, sales of revenue participation rights related to potential future royalties, and a debt financing. On November 9, 2021, the Company and certain of its affiliates (collectively, the “Company”) entered into a licensing and collaboration arrangement (the “Collaboration Agreement”) with a subsidiary of Pfizer Inc. (“Pfizer”) pursuant to which Pfizer would commercialize product candidates containing the Company’s proprietary compounds rimegepant (BHV-3000) and gain rights to zavegepant
(BHV-3500) (the “Licensed Products”) in all countries worldwide outside of the United States (the “Territory”). The Collaboration Agreement became effective on January 4, 2022. Refer to Note 19, "Subsequent Events," for further details.
The Company has incurred recurring losses since its inception, had an accumulated deficit as of December 31, 2021, and expects to continue to generate operating losses during the continued commercial launch of rimegepant. To execute its business plans, the Company will continue to require additional funding to support its continuing operations and pursue its growth strategy.
Through the date of the issuance of this Form 10-K, the Company has funded its operations primarily with proceeds from sales of preferred and common shares, issuance of debt and and proceeds from our Subscription Agreement and Collaboration Agreement with Pfizer (see Note 19). The Company has incurred recurring losses since its inception, including net losses attributable to the Company of $846,586, $766,796, and $528,805 during the years ended December 31, 2021, 2020 and 2019, respectively, and had an accumulated deficit of $2,585,755 as of December 31, 2021. As a result of the Company’s commercial launch of NURTEC ODT, the continued development of its product candidates, and other strategic investments, the Company expects to continue to generate operating losses for the foreseeable future. As of February 25, 2022, the issuance date of these consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities as of December 31, 2021, and the funds available from the Sixth Street Financing Agreement, Series B Preferred Shares, and proceeds from our Subscription Agreement and Collaboration Agreement with Pfizer will be sufficient to fund its current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. The Company may need to raise additional capital until it is profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, the Company may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund its operating costs and working capital needs.
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
Reclassifications
Certain items in the prior period’s consolidated financial statements have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of December 31, 2021 and December 31, 2020, cash equivalents was comprised of money market funds.
Restricted Cash
Restricted cash included in other current assets in the consolidated balance sheets primarily represents employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares. See Note 12 "Share-Based Compensation" for additional information on the Company's employee share purchase plan.
Restricted cash included in other assets in the consolidated balance sheets represents collateral held by a bank for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania. See Note 17 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease. The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash for the years ended December 31, 2021, 2020 and 2019, respectively, in the consolidated statements of cash flows:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$171,945	$132,149	$316,727
Restricted cash (included in other current assets)	1,648	1,082	—
Restricted cash (included in other assets)	750	1,000	1,000
Total cash, cash equivalents and restricted cash at the end of the period in the consolidated statement of cash flows	$174,343	$134,231	$317,727
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
Trade Receivables, Net
The Company’s trade accounts receivable consists of amounts due primarily from pharmacy wholesalers in the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of December 31, 2021 and 2020.
Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers and contract manufacturers. The Company classifies inventory costs as noncurrent when we expect to utilize the inventory beyond our normal operating cycle and includes these costs in other assets in our consolidated balance sheets. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations.
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
Acquisitions
Our consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired In-Process Research and Development ("IPR&D") be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. Contingent consideration in a business acquisition is included as part of the consideration transferred and is recognized at fair value as of the acquisition date. Fair value of IPR&D and contingent consideration is generally estimated by using a probability-weighted discounted cash flow approach.
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
As of December 31, 2020, the Company owned approximately 42% of the outstanding shares of Kleo Pharmaceuticals, Inc. ("Kleo"), which was accounted for as an equity method investment. In January 2021, the Company acquired the remaining 58% of Kleo's common shares that it did not previously own and ceased accounting for Kleo as an equity method investment. See Note 6 "Business Acquisition" for additional details.
Property and Equipment
Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. As of December 31, 2021 and December 31, 2020, the Company's property and equipment consisted of office buildings, office equipment, computer software and computer equipment.

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
Intangible Assets
FDA Milestone Payments
The Company paid milestone payments of $41,500 related to the FDA approval and launch of NURTEC ODT in 2020. These milestone payments were capitalized as an intangible asset, and will be amortized to cost of goods sold over the remaining expected life of the patents of 17 years. The gross carrying value and accumulated amortization of the finite-lived intangible asset was $41,500 and $4,921 as of December 31, 2021, respectively, and $41,500 and $2,413 as of December 31, 2020, respectively. For the years ended December 31, 2021 and December 31, 2020, the Company recognized $2,508 and $2,413, respectively, of amortization on the asset and recorded the expense to cost of goods sold.
Estimated future amortization expense for the intangible assets subsequent to December 31, 2021 is a follows:

2022	2,121
2023	2,121
2024	2,121
2025	2,121
2026	2,121
Thereafter	25,977
36,579
Acquired In-Process Research and Development
IPR&D that the Company acquires in conjunction with the acquisition of a business represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a determination as to the then-useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company evaluates IPR&D for impairment at least annually, or more frequently if impairment indicators exist, by performing a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.
In January 2021, in connection with our acquisition of Kleo, we recorded intangible assets consisting of IPR&D assets of $18,400, which included an oncology therapeutic candidate entering Phase I clinical trials and a COVID-19 therapeutic candidate in the planning stage for clinical development, and goodwill of $1,390. See Note 6 "Business Acquisition" for additional details.
Impairment of Long-lived Assets
The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company believes no impairment of long-lived assets existed as of December 31, 2021 or December 31, 2020.
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
The Company's Series A preferred shares derivative liability and Series B preferred shares forward contracts are carried at fair value, with fair value based upon Level 3 inputs described above (see Note 4). The carrying values of other current assets, accounts payable, accrued expenses, and long-term debt approximate their fair values due to the short-term nature of these assets and liabilities.
Derivative Instruments
The Company recognizes all derivatives at fair value either as assets or liabilities in the consolidated balance sheets and changes in fair value of such instruments are recognized in current period earnings, unless specific hedge accounting criteria are met on its derivative instruments. As of December 31, 2021, the Company accounted for its Series B preferred forward contract as a derivative instrument (see Note 4 and 8). As of December 31, 2020, the Company accounted for certain scenarios as described in the Series A preferred shares agreement with RPI as a derivative liability (see Note 4 and 8).
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
For our real estate lease, the Company elected the practical expedient to include both the lease and non-lease components as a single component and account for it as an operating lease. In addition, payments made by the Company for improvements to the underlying asset, if the payment relates to an asset of the lessor, are recorded as prepaid rent within other assets in the consolidated balance sheets prior to lease commencement and on commencement, reclassified to the right-of-use asset. The commencement date for the Company's leased office space in Yardley, Pennsylvania occurred during the second quarter of 2020. In connection with the commencement of the office lease, the Company reclassified $2,850 for leasehold improvements related to assets of the lessor from prepaid rent to operating right-of-use asset. As of December 31, 2021, the Company had restricted cash of $750 included in other assets in the consolidated financial statements, which represents collateral held by a bank for an LOC issued in connection with the leased office space in Yardley, Pennsylvania. The restricted cash is deposited in a non-interest bearing account. See Note 17 ‘‘Commitments and Contingencies’’ for additional information on the real estate lease.
For our vehicle leases, the Company elected the practical expedient to include both the lease and non-lease components as a single component and account for it as a finance lease. Each of the Company's vehicle leases are considered a single lease under a master service agreement, and each vehicle lease has a residual value guarantee equivalent to the wholesale value of the vehicle at termination of the lease. During 2020, the Company took delivery of the majority of its commercial car fleet. In connection with the vehicle leases, the Company recorded finance lease right-of-use assets in other assets and finance lease liabilities in other long-term liabilities on its consolidated balance sheet. See Note 17 "Commitments and Contingencies" for additional information on the vehicle leases.
Obligation to Perform Research and Development Services
The Company accounts for obligations to perform Research and Development ("R&D") services by recording the consideration received as a liability, which then is recognized in the consolidated statement of

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
operations as an offset to R&D expense using the percentage completion method. The percentage complete is determined based on incurred R&D costs as a percent of the total forecasted costs of the contractual R&D commitment.
Foreign Currency Translation
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income, net of tax, in stockholders’ equity. Foreign currency transaction gains and losses are included in other expense in the consolidated statement of operations. The Company's aggregate foreign currency transaction loss of $8,951 was included in determining the consolidated results for the year ended December 31, 2021. The Company's aggregate foreign currency transaction losses were immaterial for the years ended December 31, 2020 and 2019.
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
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of NURTEC ODT, including third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on the Company’s net product revenues and amortization of intangible assets associated with NURTEC ODT. Cost of goods sold may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. In connection with the FDA approval of NURTEC on February 27, 2020, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of NURTEC ODT were expensed prior to FDA approval and, therefore, are not included in cost of goods sold

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
during 2020. These previously expensed costs were not material for the year ended December 31, 2020.
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
Interest Expense and Liability Related to Sale of Future Royalties
The Company accounted for the 2018 Funding Agreement with RPI Finance Trust ("RPI") and a portion of the 2020 Funding Agreement with RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) as liability financings. See Note 7 "Liability Related to Sale of Future Royalties, net" for additional details. The liability related to sale of future royalties and the related non-cash interest expense are measured based on the Company's current estimate of the timing and amount of expected future royalties expected to be paid over the estimated term of the agreements. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreements. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, the Company recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. The Company’s estimate of the amount of expected future royalties to be paid considers the probability of success of the compounds being approved for sale, market penetration rates of the compounds upon approval, compliance rate and net pricing. Additionally, the transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the agreements.
Interest Expense on Mandatorily Redeemable Preferred Shares
The Company accounts for the sale of mandatorily redeemable preferred shares as liability financing. See Note 8 "Mandatorily Redeemable Preferred Shares, net" for additional details. Mandatorily redeemable preferred share liabilities are initially measured at fair value as of the transaction date, and are amortized under the effective interest method. The transaction costs associated with mandatorily redeemable preferred shares liabilities are amortized to interest expense on mandatorily redeemable preferred shares until termination of the liability.
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
Advertising Costs
Advertising costs include costs of endorsement and sponsorship contracts, television, digital and print advertising, media fees and brand events. The Company's endorsement contracts are generally expensed on a straight-line basis over the term of the contract. However, certain contract elements may be accounted for differently based upon the facts and circumstances of each individual contract. Prepayments made under the contract are included in prepaid expenses and other current assets in the consolidated statement of operations. For other advertising, the Company expenses the advertising costs as incurred. The Company incurred and expensed advertising costs in the amount of $162,900 and $106,961 for the years ended December 31, 2021 and 2020, respectively. The Company had no material advertising costs in 2019. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
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
Net Loss per Share
The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Net loss per share attributable to common shareholders is calculated based on net loss attributable to Biohaven Pharmaceutical Holding Company Ltd. and excludes net loss attributable to non-controlling interests for relevant periods.
Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common shareholders is computed by adjusting net loss attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options, warrants to purchase common shares, convertible preferred shares and contingently issuable equity are considered potential dilutive common shares.
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
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit primarily to pharmaceutical wholesale distributors. Customer creditworthiness is monitored and collateral is not required. Historically, we have not experienced credit losses on our accounts receivable and as of December 31, 2021 and 2020, allowances on receivables were not material.
As of December 31, 2021, three customers accounted for 94% of the accounts receivable balance, with each these individual customers ranging from 30% to 33% of the accounts receivable balance. As of December 31, 2020, three customers accounted for 99% of the accounts receivable balance, with each these individual customers ranging from 29% to 37% of the accounts receivable balance.
For the year ended December 31, 2021, three customers accounted for 92% of our product sales, with these individual customers ranging from 29% to 32% of our product sales. For the year ended December 31, 2020, three customers accounted for 98% of our product sales, with these individual customers ranging from 32% to 34% of our product sales.
Segment Information
The Company manages its operations as a single segment, focusing on serving patients affected by neurological diseases through development and commercialization of life changing therapies. Consistent with our operational structure, the Company's chief decision maker manages and allocates resources at a consolidated level. Therefore, results of our operations are reported on a consolidated basis for the purposes of assessing performance and making operating decisions. In 2021 and 2020, materially all the Company's net product revenues were attributed to external customers in the United States and materially all the Company's long-lived assets are held in the United States.
Recently Adopted Accounting Pronouncements
Effective January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
Future Adoption of New Accounting Pronouncements
In August 2020 the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update addresses issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of the standard requires changes to be made through either a modified retrospective method of transition or a fully retrospective method. In applying the modified retrospective method, the updated guidance is applied to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company does not expect the adoption of ASU 2020-06 to have a material effect on its consolidated financial statements.
In January 2021 the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, providing temporary guidance to ease the burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which is currently expected to occur in mid-2023 for legacy contracts. The amendments in ASU 2021-01 are elective immediately and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The Company does not expect that the adoption of ASU 2021-01 will have a material effect on its consolidated financial statements.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
In May 2021 the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The guidance is applied prospectively and is effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact that the adoption of ASU 2021-04 will have on the consolidated financial statements. The effect will largely depend on the terms of written call options or financings issued or modified in the future.

3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at December 31, 2021 and 2020 was as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Corporate bonds
U.S.	$130,388	$—	$130,388	$1	$(234)	$130,155
Foreign	20,643	—	20,643	—	(82)	20,561
Government related obligations
U.S.	41,939	—	41,939	—	(8)	41,931
Total	$192,971	$—	$192,971	$1	$(324)	$192,648

December 31, 2020
Corporate bonds
U.S.	$185,989	$—	$185,989	$1	$(106)	$185,884
Foreign	37,321	—	37,321	1	(21)	37,301
Total	$223,310	$—	$223,310	$2	$(127)	$223,185

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
3. Marketable Securities (Continued)
The net amortized cost and fair value of debt securities available-for-sale at December 31, 2021 and 2020 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	December 31, 2021		December 30, 2020
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$155,359	$155,226	$215,292	$215,177
One year through two years	37,612	37,422	8,018	8,008
Total	$192,971	$192,648	$223,310	$223,185
Summarized below are the debt securities available-for-sale the Company held at December 31, 2021 and 2020 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
December 31, 2021
Corporate bonds
U.S.	38	$122,804	$(234)
Foreign	8	20,561	(82)
Government related obligations
U.S.	7	41,931	(8)
Total	53	$185,296	$(324)

December 31, 2020
Corporate bonds
U.S.	41	$177,620	$(105)
Foreign	6	34,759	(21)
Total	47	$212,378	$(126)
The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of December 31, 2021 and 2020.
The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of December 31, 2021, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
3. Marketable Securities (Continued)
Net Investment Income
Sources of net investment income included in other expense, net under other income (expense) in the consolidated statements of operations for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Gross investment income from debt securities available-for-sale	$304	$168
Investment expenses	(100)	(12)
Net investment income (excluding net realized capital gains or losses)	204	156
Net realized capital gains	19	11
Net investment income	$223	$167
The Company had no net investment income during the year ended December 31, 2019.
We utilize the specific identification method in computing realized gains and losses. The proceeds from the sale of debt securities available-for-sale and the related gross realized capital gains and losses for the year ended December 31, 2021 and 2020 were the following:

	2021	2020
Proceeds from sales	$113,441	$85,167
Gross realized capital gains	19	12
Gross realized capital losses	$—	(1)
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
4. Fair Value of Financial Assets and Liabilities (Continued)
Financial assets and liabilities measured at fair value on a recurring basis on the consolidated balance sheet at December 31, 2021 and 2020 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Cash equivalents	Money market funds	$32,420	$—	$—	$32,420
Marketable securities	U.S. treasury bills	5,994	35,937	—	41,931
Marketable securities	U.S. corporate bonds	—	130,155	—	130,155
Marketable securities	Foreign corporate bonds	—	20,561	—	20,561
Total assets		$38,414	$186,653	$—	$225,068

Liabilities:
Series B preferred shares forward contracts		—	—	13,110	13,110
Total liabilities		$—	$—	$13,110	$13,110

December 31, 2020
Assets:
Cash equivalents	Money market funds	$6,858	$—	$—	$6,858
Marketable securities	U.S. corporate bonds	—	185,884	—	185,884
Marketable securities	Foreign corporate bonds	—	37,301	—	37,301
Total assets		$6,858	$223,185	$—	$230,043

Liabilities:
Series B preferred shares forward contracts		—	—	14,190	14,190
Total liabilities		$—	$—	$14,190	$14,190
There were no securities transferred between Level 1, 2, and 3 during the years ended December 31, 2021 and 2020.
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash Equivalents
Cash equivalents at December 31, 2021 consisted of cash invested in money market funds. The carrying value of cash equivalents approximates fair value as maturities are less than three months. Since quoted prices are available in an active market, the Company's cash equivalents are classified in Level 1 of the fair value hierarchy.
Marketable Securities
The fair values of the Company’s Level 2 debt securities are obtained from quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value.
Series B Preferred Shares Forward Contracts
In August 2020, the Company entered into Series B preferred share agreement, whereby RPI will invest in the Company through the purchase of up to 3,992 Series B preferred shares (the "Series B Preferred Shares") at a price of $50,100 per share (the "RPI Series B Preferred Share Agreement"). The gross proceeds from the transaction with RPI will be used for the clinical development of zavegepant and other general corporate purposes. The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024.
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
The Company subsequently remeasures the fair value and recognizes any gains or losses through other income (expense) in its consolidated statement of operations. The Company recognized expense of $2,833 and $14,190 for the years ended December 31, 2021, and 2020, respectively, related to the RPI Series B Preferred Share Agreement.
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
Upon issuance of the Series B Preferred Shares, they qualify as mandatorily redeemable instruments and are classified as preferred shares liabilities. The Company will then measure the liability at fair value, and subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The Company had 1,406 and no Series B Preferred Shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.
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
The following tables provide roll forwards of the aggregate fair value of the Company's Series B Preferred Shares Forward Contracts for which fair value is determined by Level 3 inputs for the years ended December 31, 2021 and 2020:

Carrying Value
Balance at December 31, 2020	$14,190
Change in fair value of derivative liability	2,833
Partial settlement of derivative liability	$(3,913)
Balance at December 31, 2021	$13,110

Beginning balance	$—
Change in fair value of derivative liability	14,190
Balance at December 31, 2020	$14,190
Contingent Value Right Liability
On January 4, 2021, the Company acquired Kleo Pharmaceuticals, Inc. (“Kleo”) (see Note 6 for additional information). Included in the purchase consideration transferred was a contingent value right to receive one dollar in cash for each Kleo share if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the FDA prior to the expiration of 30 months following the effective time of the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
4. Fair Value of Financial Assets and Liabilities (Continued)
transaction. The maximum amount payable pursuant to the contingent value right is approximately $17,300, and the fair value of the contingent value right was $1,457 as of the acquisition date. The Company recorded the contingent value right in other long-term liabilities on the consolidated balance sheets.
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
At December 31, 2021,the Company determined the value of the contingent value right to be immaterial and recognized a gain of $1,457 related to the contingent value right in other income (expense) in the consolidated statements of operations.
Valuation of Series A Preferred Shares Derivative Liability
The fair value of the derivative liability recognized in connection with the Series A preferred shares agreement with RPI, as described in Note 8, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability relates to certain scenarios outlined in the agreement that would result in accelerated payments as compared to the agreement's host instrument. The with-and-without valuation method was used to determine the fair value of the embedded derivatives within the agreement.
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
The following table provides a roll forward of the aggregate fair value of the Company's Series A preferred shares derivative liability for which fair value is determined by Level 3 inputs for the year ended December 31, 2020:

Carrying Value
Balance at December 31, 2019	$37,690
Change in fair value of derivative liability	5,131
Partial settlement of derivative liability	$(42,821)
Balance at December 31, 2020	$—
The Company had no Series A preferred shares derivative liability for the year ended December 31, 2021.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
4. Fair Value of Financial Assets and Liabilities (Continued)
Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets
The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the consolidated balance sheets at adjusted cost or contract value at December 31, 2021 and 2020 were as follows:

	Carrying	Fair Value Measurement Using:
	Value	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Series A-2 Preferred Stock investment(1)	6,000	N/A	N/A	N/A	N/A
Liabilities:
Long-term debt(2)	626,720	—	646,159	—	646,159

December 31, 2020
Assets:
Series A-2 Preferred Stock investment(1)	6,000	N/A	N/A	N/A	N/A
Liabilities:
Long-term debt(2)	267,458	—	287,050	—	287,050
(1) It was not practical to estimate the fair value of this investment as it represents Series A-2 Preferred Stock of an unlisted company. On a routine basis the Company will determine if additional preferred shares of the unlisted company have been issued and will adjust the carrying value of its Series A-2 Preferred Stock investment accordingly. The Series A-2 Preferred Stock investment was recorded in other long-term assets on the consolidated balance sheets. See Artizan under Note 14 "License and Other Agreements" for additional details on the Series A-2 Preferred Stock investment.
(2) The fair value of the Company's long-term debt was determined using observable inputs, such as quoted prices in active markets for similar liabilities and other inputs that are corroborated by observable market data.
5. Balance Sheet Components
Prepaid Expenses
Prepaid expenses consisted of the following:

	December 31,
	2021	2020
Prepaid clinical trial costs	$42,578	$21,173
Prepaid manufacturing	17,448	36,040
Prepaid commercial costs	15,732	16,448
Other prepaid expenses	13,080	3,021
	$88,838	$76,682
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Building and land	$11,728	$6,857
Building improvements	569	—
Computer hardware and software	3,863	1,574
Machinery & equipment	1,193	287
Furniture & fixtures	1,202	1,202
Office equipment	747	674
Construction-in-progress	—	860
	$19,302	$11,454
Accumulated depreciation	(4,612)	(2,114)
	$14,690	$9,340
Depreciation expense for property and equipment was $2,498, $1,182 and $629 for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021 and 2020, computer software costs included in property and equipment were

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
5. Balance Sheet Components (Continued)
$1,727 and $238, respectively, net of accumulated amortization of $566 and $53, respectively. Depreciation and amortization expense for capitalized computer software costs was $513 and $53 for the years ended December 31, 2021 and 2020. There was no depreciation and amortization expense recognized for capitalized computer software during the year ended December 31, 2019.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2021	2020
Accrued development milestones	$5,000	$667
Accrued employee compensation and benefits	40,109	29,447
Accrued clinical trial costs	37,477	19,887
Accrued commercialization and other professional fees	19,994	6,336
Accrued sales discounts and allowances	203,760	73,155
Current obligation to perform R&D services	22,030	846
Other accrued expenses and current liabilities	91,649	36,292
	$420,019	$166,630
Inventories
Inventories consisted of the following:

	As of December 31,
	2021	2020
Raw materials	$—	$931
Work-in-process	159,075	33,266
Finished goods	9,269	5,366
Total inventories	168,344	39,563
Less noncurrent inventories(1)	$87,736	$—
Total inventories classified as current	$80,608	$39,563
(1) Included in other assets on the consolidated balance sheets. There are no recoverability issues for these amounts.
6. Business Acquisition
On January 4, 2021, the Company acquired Kleo Pharmaceuticals, Inc. (“Kleo”). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The transaction was accounted for as the acquisition of a business using the acquisition method of accounting.
The total fair value of the consideration transferred was $20,043, which primarily consisted of the issuance of a total of 115,836 common shares of the Company to Kleo stockholders and contingent consideration in the form of a contingent value right to receive one dollar in cash for each Kleo share if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the FDA prior to the expiration of 30 months following the effective time of the transaction. The maximum amount payable pursuant to the contingent value right was approximately $17,300. At December 31, 2021, the Company determined the value of the contingent value right to be immaterial and recognized a gain of $1,457 related to the contingent value right in other income (expense).
Prior to the consummation of the transaction, the Company owned approximately 41.9% of the outstanding shares of Kleo and accounted for it as an equity method investment. As part of the transaction, the Company acquired the remainder of the shares of Kleo, and post-transaction the Company owns 100% of the outstanding shares of Kleo. The carrying value of the Company’s investment in Kleo was $1,176 immediately prior to the acquisition date. The Company determined the fair value of the existing interest was $6,437, and recognized a gain from our equity method investment of $5,261 for the year ended December 31, 2021 on the consolidated statement of operations as a result of remeasuring to fair value the existing equity interest in Kleo.
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
In June 2018, the Company entered into a funding agreement (the "2018 RPI Funding Agreement") to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or zavegepant (previously known as BHV-3500 and vazegepant) and certain derivative

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
7. Liability Related to Sale of Future Royalties, net (Continued)
compounds thereof ("Products") to RPI, a Delaware statutory trust. The Company issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products for each calendar quarter during the royalty term contemplated by the 2018 RPI Funding Agreement, in exchange for $100,000 in cash. Specifically, the participation rate commences at 2.1% on annual global net sales of up to and equal to $1,500,000, declining to 1.5% on annual global net sales exceeding $1,500,000. Pursuant to the Collaboration Agreement with Pfizer, Pfizer will compensate Biohaven for the related royalties on net sales outside of the U.S. owed to RPI under the 2018 RPI Funding Agreement.
Concurrent with the 2018 Funding Agreement, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with RPI. Pursuant to the Purchase Agreement, the Company sold 1,111,111 common shares of the Company to RPI at a price of $45.00 per share, for gross proceeds of $50,000.
The Company concluded that there were two units of account for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the 2018 Funding Agreement and $50,000 from the Purchase Agreement among the two units of account on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing share price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of account. The effective interest rate under the 2018 Funding Agreement, including transaction costs, is approximately 27% as of December 31, 2021.
2020 RPI Funding Agreement
In August 2020, the Company entered into a funding agreement with RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) providing for up to $250,000 of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant (the "2020 RPI Funding Agreement"). Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing rimegepant, and payments tied to success-based milestones as described below. Pursuant to the Collaboration Agreement with Pfizer, Pfizer will compensate Biohaven for the related royalties on net sales outside of the U.S. owed to RPI under the 2020 RPI Funding Agreement. The Company received $150,000 in cash at closing in 2020 and $100,000 in cash upon achievement of the commencement of the oral zavegepant Phase 3 program in 2021.
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
The Company concluded that there were two units of account for the $150,000 in initial consideration received, which comprised of a liability related to sale of future royalties for products containing rimegepant, and a research and development arrangement with RPI 2019 IFT for zavegepant. The Company allocated the $150,000 from the 2020 RPI Funding Agreement among the two units of account based on the present value of probability adjusted net sales at the time of the transaction. The Company allocated $147,876 in transaction consideration to the liability related to sale of future royalties and $2,124 to the obligation to perform R&D services liability in the consolidated balance sheets. The transaction costs of $400 were allocated to the liability related to sale of future royalties. The effective interest rate under the 2020 RPI Funding Agreement, including transaction costs, is approximately 8% as of December 31, 2021.
The following table shows the activity within the liability related to sales of future royalties account for the years ended December 31, 2021 and 2020, respectively, related to the 2018 and 2020 RPI Funding Agreements.

	2021	2020
Beginning balance	$335,282	$144,111
Additional liability related to the 2020 RPI Funding Agreement, net of issuance costs	—	147,476
Royalty revenues payable to RPI	(11,604)	(1,543)
Non-cash interest expense on liability related to sale of future royalties	60,605	45,238
Ending balance	$384,283	$335,282
In March 2021, the Company received $100,000 from RPI 2019 IFT, pursuant to the 2020 RPI Funding Agreement, for the commencement of the oral

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
7. Liability Related to Sale of Future Royalties, net (Continued)
zavegepant Phase 3 clinical program. The Company allocated the proceeds to obligation to perform R&D services liability in the consolidated balance sheets.
Since there is a substantive and genuine transfer of risk to RPI 2019 IFT for the development of zavegepant, the $102,124 of consideration allocated to the development of zavegepant is being recognized by the Company as an obligation to perform contractual services and therefore is a reduction of research and development expenses as incurred.
The following table shows the activity within the obligation to perform R&D services account for the years ended December 31, 2021 and 2020, respectively, related to the 2020 RPI Funding agreement.

	2021	2020
Beginning balance	$1,778	$—
Additional obligations to perform R&D services	100,000	2,124
Reduction to research and development expenses	(29,177)	(346)
Ending balance	$72,601	$1,778

8. Mandatorily Redeemable Preferred Shares, net
RPI Series A Preferred Shares
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
The Company is required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable beginning March 31, 2021 in equal quarterly installments through December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 20% as of December 31, 2021. The Company recognized $30,020, $27,623, and $12,711 in non-cash interest expense for the years ended December 31, 2021, 2020, and 2019 respectively. The Company had 1,871 and 2,495 Series A preferred shares issued and outstanding as of December 31, 2021 and 2020, respectively.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
8. Mandatorily Redeemable Preferred Shares, net (Continued)
The following table shows the activity within the Series A preferred share liability for the years ended December 31, 2021 and 2020, respectively:

Carrying Value
Gross balance at December 31, 2020	$174,264
Interest expense recognized, excluding transaction cost amortization	29,976
Redemption of Series A preferred shares	(62,500)
Gross balance at December 31, 2021	141,740
Less: unamortized transaction costs	(130)
Net balance at December 31, 2021	141,610

Gross balance at December 31, 2019	103,864
Partial settlement of Series A preferred share derivative liability	42,821
Interest expense recognized, including transaction cost amortization	27,579
Gross balance at December 31, 2020	$174,264
Less: unamortized transaction costs	$(173)
Net balance at December 31, 2020	$174,091
Certain scenarios as described in the Preferred Share Agreement were determined by the Company to result in a derivative liability (see Note 4 for details on the fair value measurement).
The Company recorded the payment for the PRV as research and development expense in the consolidated statements of operations, and as an operating cash outflow in the consolidated statements of cash flows during the year ended December 31, 2019. During the second quarter of 2019, the Company submitted NDAs for the acute treatment of migraine for the Zydis ODT and tablet formulations of rimegepant. The NDA submission of rimegepant Zydis ODT was submitted using the PRV.
Upon the FDA's approval of NURTEC ODT the Company remeasured the derivative using the inputs noted above. In the first quarter of 2020, the Company partially settled the Series A preferred shares derivative liability associated with this approval of $42,821, which modified the timing of the payment obligation related to the redeemable preferred share liability. The Company had no Series A preferred shares derivative liability for the year ended December 31, 2021 or 2020.
RPI Series B Preferred Shares
On August 7, 2020, the Company entered into the RPI Series B Preferred Share Agreement, pursuant to which RPI agreed to invest in the Company through the purchase of up to 3,992 Series B Preferred Shares at a price of $50,100 per share. The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. Upon issuance of the Series B Preferred Shares, they qualify as mandatorily redeemable instruments and are classified as a mandatorily redeemable preferred shares liability on the consolidated balance sheet. The Company measures the liability at fair value, and subsequently accretes the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Series B Preferred Share Agreement was determined to be approximately 8.5%, and the Company recognized $2,273 in interest expense for the year ended December 31, 2021. The Company had 1,406 and no Series B preferred shares issued and outstanding, as of December 31, 2021 and December 31, 2020, respectively.
The following table shows the activity within the Series B preferred share liability for the year ended December 31, 2021:

Carrying Value
Balance at December 31, 2020	$—
Issuance of Series B preferred shares at fair value	74,354
Interest expense recognized	2,273
Balance at December 31, 2021	$76,627

9. Warrants
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
In addition to the common shares issued to FCCDC, Biohaven is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing (See Note 14). The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 Biohaven common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TD-43. The warrant expires May 31, 2029 and has accelerated vesting in the event of a change of control of Biohaven.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
10. Shareholders' Deficit
Issuance of Common Shares for Purchase and Sale Agreement
In October 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to purchase a building located at 221 Church Street, New Haven, Connecticut in exchange for 39,004 shares of Company stock valued at approximately $4,871. The Purchase and Sale Agreement closed and the shares were issued in December 2021.
Issuance of Common Shares for Exercise of Warrant
In September 2021, the Trout Group LLC exercised a warrant granted in June 2017 for the purchase of 6,751 shares through a net share settlement, resulting in an issuance of 5,621 shares.
Issuance of Common Shares for Reliant Agreement
In July 2021, the Company entered into a development and license agreement (the "Reliant Agreement") with Reliant Glycosciences, LLC ("Reliant"), pursuant to which the Company and Reliant have agreed to collaborate on a program with Biohaven Labs’ multifunctional molecules to develop and commercialize conjugated antibodies for therapeutic uses relating to IgA nephropathy and treatment of other diseases and conditions. Under the Reliant Agreement, the Company paid Reliant an upfront share payment of 29,297 shares valued at approximately $3,686.
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
Issuance of Common Share for Acquisition of Kleo Pharmaceuticals, Inc.
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
Issuance of Common Shares for Yale MoDE Agreement
On January 1, 2021, the Company entered into a worldwide, exclusive license agreement for the development and commercialization of a novel Molecular Degrader of Extracellular Protein (MoDEs) platform based on ground-breaking research conducted in the laboratory of Professor David Spiegel at Yale University. Under the agreement, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 shares valued at $1,000, both of which were included in research and development expense in the consolidated statements of operations.
Issuance of Common Shares for Consulting Agreement with Moda Pharmaceuticals LLC
On January 1, 2021, the Company entered into a consulting services agreement with Moda Pharmaceuticals LLC to further the scientific and commercial advancement of technology, drug discovery platforms, product candidates and related intellectual property owned or controlled by the Company. Under the agreement, the Company paid Moda Pharmaceuticals LLC an upfront cash payment of $2,700 and 37,836 shares valued at $3,243, both of which were included in research and development expense in the consolidated statements of operations.
Issuance of Common Shares for Equity Distribution Agreement
In December 2020, the Company entered into the Equity Distribution Agreement. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $400,000 from time to time through or to the sales agents, acting as our agents or principals. Sales of our common shares, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
10. Shareholders' Deficit (Continued)
such methods of sale. The sales agents may also sell our common shares by any other method permitted by law. The sales agents are not required to sell any specific amount of securities but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the sales agents and us. The Company issued and sold 939,328 common shares for net proceeds of approximately $78,743 during the year ended December 31, 2021. The Company did not issue any shares under the Equity Distribution Agreement during the year ended December 31, 2020.
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
Issuance of Series A Preferred Shares and Employee Share Options by Consolidated Subsidiary
In September 2020, the Company's Asia-Pacific Subsidiary, BioShin Limited, authorized, issued and sold 15,384,613 BioShin Series A Preferred Shares at a price of $3.90 per share for a total of $60,000 to a group of investors led by OrbiMed, with participation from Cormorant Asset Management LLC, HBM Healthcare Investments Ltd, Surveyor Capital (a Citadel Company), and Suvretta Capital Management, LLC (the "BioShin Investors"). The BioShin Series A Preferred Shares contained both a call option by the Company and a put option held by the BioShin Investors. Due to the contingently redeemable features, the Company had classified the BioShin Series A Preferred Shares in mezzanine equity since the redemption was out of the Company's control.
In connection with the BioShin Series A Preferred Shares issuance, BioShin Limited executed the 2020 Equity Incentive Plan ("BioShin 2020 Equity Incentive Plan") and granted options under the BioShin 2020 Equity Incentive Plan to certain employees. The compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. The Company is accounting for the expense being recognized over the requisite service period as non-controlling interest in shareholder's equity. The Company recognized $1,810 and $1,819 in non-controlling interest relating to the options for the years ended December 31, 2021 and 2020.
In November 2021, Biohaven Pharmaceutical Holding Company LTD. ("Biohaven HoldCo"), Biohaven Therapeutics Ltd., Atlas Merger Sub (“Merger Sub”) and BioShin entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provided for the merger of Merger Sub with and into BioShin, with BioShin surviving the merger as a wholly owned indirect subsidiary of Biohaven Holdco, in accordance with Section 233 of the Cayman Islands Companies Act. As a result of the satisfaction of the closing conditions described in the Merger Agreement, on January 6, 2022, each Series A convertible preferred share of BioShin, no par value, other than Excluded Shares (as defined in the Merger Agreement), was converted into the right to receive 0.080121 of a Biohaven Holdco common share.
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
Issuance of Common Shares for the June 2019 Offering
In June 2019, the Company issued and sold 6,976,745 common shares at a public offering price of $43.00 per share for net proceeds of approximately $281,100 after deducting underwriting discounts and commissions of approximately $18,000 and other offering expenses of approximately $900. In addition, in July 2019, the underwriters of the follow-on offering partially exercised their option to purchase additional shares, and the Company issued and

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
10. Shareholders' Deficit (Continued)
sold 525,000 common shares for net proceeds of approximately $21,221 after deducting underwriting discounts and commissions of approximately $1,354. Thus, the aggregate net proceeds to the Company from the follow-on offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $302,321.
Issuance of Common Shares for Exercise of Related Party Warrants
In connection with a guarantee of its obligations under a certain credit agreement, the Company issued warrants, each to purchase 107,500 common shares at an exercise price of $9.9211 per share, to two of its directors. Both warrants were exercised in March 2019, and common shares settled in the second quarter of 2019. The exercise resulted in cash proceeds to the Company of $1,998 and the issuance of 215,000 common shares.

11. Accumulated Other Comprehensive Income (Loss)
Shareholders’ deficit included the following activity in accumulated other comprehensive income (loss) for the years ended December 31, 2021 and 2020:

	2021	2020
Net unrealized investment gains (losses):
Beginning of period balance	$(125)	$—
Other comprehensive loss before reclassifications(1)	(217)	(113)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	19	(12)
Other comprehensive loss	(198)	(125)
End of period balance	(323)	(125)

Foreign currency translation adjustments:
Beginning of period balance	439	—
Other comprehensive income (loss)(1)	(189)	439
Other comprehensive income (loss)	(189)	439
End of period balance	250	439

Total beginning of period accumulated other comprehensive income	314	—
Total other comprehensive income (loss)	(387)	314
Total end of period accumulated other comprehensive income (loss)	$(73)	$314
(1) There was no tax on other comprehensive income (loss) during the period.
(2) Amounts reclassified from accumulated other comprehensive income for specifically identified debt securities are included in other expense, net under other income (expense) in the consolidated statements of operations.
The Company had no accumulated other comprehensive income (loss) included in shareholders' deficit as of December 31, 2019.
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
12. Share-Based Compensation (Continued)
2017 Equity Incentive Plan
In April 2017, the Company's shareholders approved the 2017 Equity Incentive Plan (the "2017 Plan"), which became effective on May 3, 2017 in connection with the Company's IPO. The 2017 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share unit awards ("RSUs"), performance-based share awards and other share-based awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. As of December 31, 2021, the 2017 Plan allows for a maximum of 15,329,403 shares of the Company's common stock to be reserved and available for grants. Also as of December 31, 2021, there were 1,462,699 shares of the Company's common stock available for future grants under the 2017 Plan. In January 2022, the Board of Directors approved an additional increase in the number of common shares reserved for future issuance under the 2017 Plan of 2,677,252.
Vesting periods are determined at the discretion of the board of directors. Stock options and RSUs typically vest over three or four years. The maximum contractual term for both stock options and RSUs is 10 years.
Non-Cash Share-Based Compensation Expense
Non-cash share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three to four years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for stock options, RSUs, and the 2017 Employee Share Purchase Plan (the "ESPP") was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020	2019
Research and development expenses	$52,135	$23,734	$26,284
Selling, general and administrative expenses	74,992	33,680	28,688
	$127,127	$57,414	$54,972
Less: Share-based compensation expense attributable to non-controlling interests	1,810	1,819	—
Share-based compensation expense attributable to Biohaven Pharmaceutical Holding Company Ltd.	$125,317	$55,595	$54,972
As of December 31, 2021, total unrecognized compensation cost related to the unvested share-based awards was $118,683, which is expected to be recognized over a weighted average period 1.85 years.
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
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at December 31, 2021. The total intrinsic value of outstanding stock options for the years ended December 31, 2021, 2020 and 2019 was $692,428, $433,879 and $284,300, respectively. The total intrinsic value of stock options exercised for the year ended December 31, 2021 was $160,095.
The assumptions that the Company used to determine the grant-date fair value of stock options granted under the 2014 Plan and the 2017 Plan (collectively, the "Plans") were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.60%	0.72%	1.93%
Expected term (in years)	5.74	7.62	6.24
Expected volatility	67.28%	68.68%	72.27%
Expected dividend yield	—%	—%	—%
Exercise price	$83.23	$57.76	$50.46
As of December 31, 2021, unrecognized compensation expense related to unvested stock options totaled $50,945, which the Company expects to be recognized over a weighted-average period of 1.57 years. The Company expects approximately 2,034,528 of the unvested stock options to vest over the requisite service period.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
12. Share-Based Compensation (Continued)
The following table is a summary of the Company's stock option activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	7,545,907	$24.58
Granted	1,277,280	$83.23
Exercised	(1,647,170)	$17.83
Forfeited	(86,290)	$60.13
Outstanding as of December 31, 2021	7,089,727	$40.15	6.78	$692,428
Options exercisable as of December 31, 2021	5,055,199	$31.18	6.21	$539,053
Vested and expected to vest as of December 31, 2021	7,089,727	$40.15	6.78	$692,428
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
As of December 31, 2021, there was $67,738 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.06 years. The total fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $34,819, $7,056 and $1,702, respectively.
The following table is a summary of the RSU activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock outstanding as of December 31, 2020	467,160	$56.00
Granted	1,246,200	$86.94
Forfeited	(45,913)	$75.79
Vested	(449,377)	$77.48
Unvested restricted stock outstanding as of December 31, 2021	1,218,070	$78.98
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
The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each calendar year, beginning on January 1, 2018 through January 1 2027. As of December 31, 2021, 2,057,085 shares remained available for future issuance under the ESPP. In January 2022, 600,000 additional shares were authorized to be issued under the ESPP.
The Company accounts for employee share purchases made under its ESPP using an estimate of the grant date fair value, which is determined in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized compensation expense of $2,696 and $2,815 for the years ended December 31, 2021 and 2020. The Company values ESPP shares using the Black-Scholes model.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
12. Share-Based Compensation (Continued)
As of December 31, 2021, there was $1,359 of unrecognized share compensation expense related to the ESPP, which is expected to be recognized over the remaining offering period ending May 31, 2022. During the year ended December 31, 2021, 104,230 shares were issued under the ESPP.
Bioshin 2020 Equity Incentive Plan
In 2020 the Company executed the Bioshin 2020 Equity Incentive Plan, which awards non-public subsidiary stock as compensation. The Company recognized stock based compensation expense of $1,810 and $1,819 in the years ended December 31, 2021 and 2020, respectively, for the Bioshin 2020 Equity Incentive Plan. Upon employee vesting of subsidiary stock, the Company recognizes a noncontrolling equity interest. Employees are restricted from selling vested subsidiary stock to anyone other than the Company and the Company has discretion on the amount of stock to repurchase. Therefore, the subsidiary stock is classified as equity because it is not mandatorily redeemable. The Company has not repurchased any subsidiary stock.
13. Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(848,396)	$(768,615)	$(528,805)
Net loss attributable to non-controlling interests	(1,810)	(1,819)	—
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(846,586)	$(766,796)	$(528,805)
Denominator:
Weighted average common shares outstanding—basic and diluted	64,677,823	58,732,415	48,489,890
Net loss per share attributable to Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(13.09)	$(13.06)	$(10.91)
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

	Year Ended December 31,
	2021	2020	2019
Options to purchase common shares	7,089,727	7,545,907	9,423,015
Warrants to purchase common shares	100,000	106,751	106,751
Restricted Share Units	1,218,070	467,160	88,950
	8,407,797	8,119,818	9,618,716
14. License and Other Agreements
Yale University Agreements
In September 2013, the Company entered into an exclusive license agreement (the "Yale Agreement") with Yale University to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression. As part of the consideration for this license, the Company issued Yale 250,000 common shares and granted Yale the right to purchase up to 10% of the securities issued in specified future equity offerings by the Company, in addition to the obligation to issue shares to prevent anti-dilution. The obligation to

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
14. License and Other Agreements (Continued)

contingently issue equity to Yale was no longer outstanding as of December 31, 2018.
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
For the year ended December 31, 2021, in addition to the development milestone payments noted above, the Company recorded $150 in research and development expense related to Yale MoDE Agreement following the initiation of a certain Phase 1 clinical trial. For the years ended December 31, 2020 and 2019, the
Company did not record any material expense, or make any milestone or royalty payments under the Yale Agreement or the Yale MoDE Agreement.
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
For the years ended December 31, 2021, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.
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
In connection with the agreement with Catalent, upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay Catalent up to $1,500 upon the achievement of specified regulatory and commercial milestones. The Company recorded the $1,500 in milestone payments as an intangible asset in its consolidated balance sheets in the first quarter of 2020, and is amortizing the expense to cost of goods sold on its consolidated statement of operations over the patent life. The Company paid the $1,500 in milestone payments to Catalent during the year ended December 31, 2020. The Company did not make any milestone payments to Catalent during the year ended December 31, 2021.
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
For the years ended December 31, 2021, 2020 and 2019, the Company did not record any material expense or make any milestone or royalty payments under the Rutgers Agreement.
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
14. License and Other Agreements (Continued)

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
In March 2018, the Company entered into an amendment to the BMS Agreement (the “2018 BMS Amendment”). Under the 2018 BMS Amendment, the Company paid BMS an upfront payment of $50,000 in return for a low single-digit reduction in the royalties payable on net sales of rimegepant and a mid single-digit reduction in the royalties payable on net sales of zavegepant, which was recorded in research and development expense in the consolidated statements of operations.
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
In November 2020, the Company entered into a further amendment of the BMS Agreement (the “November 2020 BMS Amendment”). Under the November 2020 BMS Amendment, certain exclusivity provisions under the BMS Agreement are waived which permits the Company to develop certain CGRP compounds licensed by the Company from Heptares Therapeutics Limited (“Heptares”). Under the November 2020 Amendment, if the Company initiates clinical development of a Heptares compound prior to July 8, 2023, the Company is obligated to pay BMS certain fees based on net sales of the Heptares compounds from low single percentage to 10% and pay up to $17,500 for each Heptares compound upon the achievement of certain development milestones and up to $150,000 for each Heptares compound upon the achievement of certain commercial milestones. No fees or milestones are due by the Company to BMS for Heptares compounds that begin clinical trials after July 8, 2023
The BMS Agreement continues to provide the Company with exclusive global development and commercialization rights to rimegepant, zavegepant and related CGRP molecules, as well as related know-how and intellectual property. The Company's obligations to make development milestone payments to BMS under the BMS Agreement remain unchanged.
In connection with the BMS Agreement, upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay BMS $40,000 in milestone payments. The Company recorded the $40,000 in milestone payments as an intangible asset on its consolidated balance sheets in the first quarter of 2020, and will amortize the expense to cost of goods sold on its consolidated statement of operations over the patent life. The Company paid the $40,000 in milestone payments to BMS during the year ended December 31, 2020.
In connection with the BMS Agreement, the Company was required to pay $2,000 to BMS on commencement of a Phase 1 clinical trial, $4,000 on

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
14. License and Other Agreements (Continued)

commencement of a Phase 2 clinical trial, and $6,000 on commencement of a Phase 3 clinical trial, for certain milestones relating to the development of zavegepant. Accordingly, the Company recognized these liabilities in accrued expenses within the consolidated balance sheets in the fourth quarter of 2018, first quarter of 2019, and fourth quarter of 2019, respectively. Per the BMS Agreement, the $2,000 and $4,000 payment obligations under the agreement were deferred until the earlier of FDA approval of rimegepant or the discontinuation of the rimegepant development program. Upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay BMS the $2,000 and $4,000 milestone payments for the commencement of the Phase 1 and Phase 2 clinical trials of zavegepant, respectively, and made the milestone payments in the second quarter of 2020. The Company paid the $6,000 milestone payment following the commencement of the Phase 3 clinical trial of zavegepant in the fourth quarter of 2020. In the first quarter of 2021, the Company accrued a $5,000 development milestone expense following the regulatory filing for rimegepant in Europe, which was paid in the second quarter of 2021. In the fourth quarter of 2021, the Company accrued a $5,000 development milestone expense for the planned submission of a New Drug Application to the FDA for intranasal zavegepant in the first half of 2022.
The Company recorded $10,000, $5,000, and $17,500 of research and development expense related to the BMS Agreement during the years ended December 31, 2021, 2020 and 2019, respectively. In addition, for the years ended December 31, 2021 and 2020, the Company recorded $46,420 and $6,346, respectively, in royalty expense in cost of goods sold on the consolidated statement of operations under the BMS agreement. The Company recorded no royalty expense related to the BMS agreement in 2019.
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
For the years ended December 31, 2021, 2020 and 2019, the Company did not record any expense or make any milestone or royalty payments under the 2016 AstraZeneca Agreement.
RPI Agreements
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
In connection with the 2018 RPI Funding Agreement, the Company recorded $50,094, $41,908, and $26,580 in interest expense on its liability related to sale of future royalties for the years ended December 31, 2021, 2020 and 2019, respectively. The Company paid $6,458 and $597 under the 2018 RPI Funding Agreement during the years ended December 31, 2021 and 2020, and no payments under the 2018 RPI Funding Agreement in 2019.
In August 2020, pursuant to the 2020 RPI Funding Agreement, the Company sold sales-based participation rights on global net sales of products containing zavegepant and rimegepant to RPI 2019 IFT for

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
14. License and Other Agreements (Continued)

aggregate funding of $250,000, payable in two tranches. For further details on the transaction see Note 7 “Liability Related to Sale of Future Royalties, net.”
In connection with the 2020 RPI Funding Agreement, the Company recorded $10,511 and $3,330 in interest expense on its liability related to sale of future royalties for the years ended December 31, 2021 and 2020. The Company paid $1,230 and $70 under the 2020 RPI Funding Agreement during years ended December 31, 2021 and 2020.
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
For the years ended December 31, 2021, 2020 and 2019, the Company did not record any material expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.
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
The Company recorded $1,746 and $1,500 in research and development expense in the consolidated statements of operations related to the Research Plan milestones with FCCDC during the years ended

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
14. License and Other Agreements (Continued)

December 31, 2021 and 2020, respectively. Excluding the upfront payments noted above, the Company recorded no expense related to this agreement in 2019.
Heptares Agreement
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
In the second quarter of 2021, the Company accrued a $500 development milestone expense following the initiation of a Phase I clinical trial, which was paid in the third quarter of 2021.
For the year ended December 31, 2021 and 2020, excluding the upfront and development milestone payments noted above, the Company recorded $7,658 and $800, respectively, in research and development expense related to the Heptares Agreement.
Artizan Agreement
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
In December 2020, simultaneously with the Option and License Agreement, the Company entered into a Series A-2 Preferred Stock Purchase Agreement with Artizan. Under the agreement, the Company paid Artizan 61,494 shares valued at $6,000, which were issued in January 2021. In exchange, the Company acquired 34,472,031 shares of series A-2 preferred stock of Artizan. The Company recorded the fair value of the Series A-2 Preferred Stock as an other asset on its consolidated balance sheets and a corresponding liability in other current liabilities as of December 31, 2020.
For the year ended December 31, 2021, the Company did not record any research and development expense or make any milestone payments related to the Artizan Agreement.
Moda Agreement
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
14. License and Other Agreements (Continued)

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
For the year ended December 31, 2021, the Company did not record any material research and development expense or make any milestone payments related to the Moda Agreement.
Reliant Agreement
In July 2021, the Company entered into the Reliant Agreement pursuant to which the Company and Reliant have agreed to collaborate on a program with Biohaven Labs’ multifunctional molecules to develop and commercialize conjugated antibodies for therapeutic uses relating to IgA nephropathy and treatment of other diseases and conditions. Under the Reliant Agreement, the Company paid Reliant an upfront payment in the form of issuance of common shares valued at approximately $3,686, which the Company recorded as research and development expense on its consolidated statement of operations. In addition, Reliant will be eligible to receive development and regulatory milestone payments of up to $36,500, and royalties of a low single-digit percentage of net sales of licensed products.
For the year ended December 31, 2021, excluding the upfront payment noted above, the Company recorded $167 in research and development expense related to the Reliant Agreement.
Purchase and Sale Agreement
In October 2021, the Company entered into the Purchase and Sale Agreement to purchase the building located at 221 Church Street, New Haven, Connecticut (see Note 10).
KU Leuven Agreement
In January 2022, Biohaven and Katholieke Universiteit Leuven ("KU Leuven") entered into an Exclusive License and Research Collaboration Agreement (the "KU Leuven Agreement") to develop and commercialize first-in-class TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery ("CD3") and the Laboratory of Ion Channel Research ("LICR") at KU Leuven. Under the KU Leuven Agreement, Biohaven receives exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, henceforth known as BHV-2100, which has demonstrated promising efficacy in preclinical pain models and will be the first to advance towards Phase 1 studies. Biohaven will support further basic and translational research at KU Leuven on the role of TRPM3 in pain and other disorders. As consideration, KU Leuven received an an upfront cash payment of $3,000 and 15,340 shares valued at $1,779, and is eligible to receive additional development, regulatory, and commercialization milestones payments of up to $327,750. In addition, KU Leuven will be eligible to receive mid-single digit royalties on net sales of products resulting from the collaboration.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property the Company announced that we entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement"). Under the terms of the Taldefgrobep Alfa License Agreement, the Company will receive worldwide rights to taldefgrobep alfa and BMS will be eligible for regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
15. Income Taxes
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
As a company principally subject to taxation in the BVI, the Company's foreign income relates to the operations of our non-BVI subsidiaries operating in the U.S., Ireland, and China. The Company has historically outsourced all of the research and clinical development for its programs under a master services agreement

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
15. Income Taxes (Continued)
with Biohaven Pharmaceuticals, Inc., a Delaware corporation ("BPI"). As a result of providing services under this agreement and profit from US commercial sales of NURTEC ODT, BPI was profitable during the years ended December 31, 2021, 2020 and 2019, and BPI is subject to taxation in the United States.
Loss before provision for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
BVI	$(285,697)	$(421,948)	$(541,625)
Foreign	(557,626)	(336,440)	13,239
Loss before provision for income taxes	$(843,323)	$(758,388)	$(528,386)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Current income tax provision:
BVI	$—	$—	$—
Foreign	5,073	10,227	419
Total current income tax provision	5,073	10,227	419
Deferred income tax provision (benefit):
BVI	—	—	—
Foreign	—	—	—
Total deferred income tax provision (benefit)	—	—	—
Total provision for income taxes	$5,073	$10,227	$419
A reconciliation of the BVI statutory income tax rate of 0% to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
BVI statutory income tax rate	0.0%	0.0%	0.0%
Foreign tax rate differential	(8.2)	(121.2)	0.3
Tax credits	(1.8)	(1.4)	(2.2)
Tax reserves	0.0	0.7	0.0
Change in valuation allowance	10.2	124.6	1.9
Share-based compensation	(0.6)	(0.9)	0.0
Nondeductible expenses	0.9	0.0	0.0
Other	0.1	(0.5)	0.1
Effective income tax rate	0.6%	1.3%	0.1%
Net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
Tax credits	$26,590	$17,321
Accrued bonus	7,772	5,422
Net operating losses	98,537	44,839
Interest expense carryforward	27,491	8,241
Intangible assets	875,000	875,000
Share-based compensation	27,562	16,737
Lease liabilities	867	3,522
Other	5,848	610
Valuation allowance	(1,063,314)	(965,338)
Total deferred tax assets	6,353	6,354
Deferred tax liabilities:
Right-of-use assets	(867)	(3,522)
Other	(5,486)	(2,832)
Total deferred tax liabilities	(6,353)	(6,354)
Net deferred tax asset (liability)	$—	$—
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
In January 2021, we completed the acquisition of Kleo. We recorded a full valuation allowance against our Kleo deferred tax assets and periodically review our position. Due to Kleo's cumulative loss history, we determined that a full valuation allowance on these assets was appropriate. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
15. Income Taxes (Continued)
As of December 31, 2021, the Company had foreign net operating loss carryforwards of $747,156, which can be carried forward indefinitely and $26,401 which begin to expire in 2037. The Company has federal and state research and development credits of $12,825 and $6,467, respectively, as December 31, 2021, which begin to expire in 2037. As of December 31, 2021, the Company had federal orphan drug credits of $7,298, which begin to expire in 2038. As of December 31, 2021, we evaluated our U.S. deferred tax assets and determined that a full valuation allowance on these assets was appropriate.
The change in the valuation allowance for deferred tax assets during the year ended December 31, 2021 was primarily due to generation of excess tax credits, losses in foreign jurisdictions and the acquisition of Kleo. The change in the valuation allowance for deferred tax assets during the year ended December 31, 2020 was primarily due to the intra-entity transfer of certain intellectual property for which the Company has established a full valuation allowance. The changes for the year ended December 31, 2019 were due to the generation of excess credits.
The following table represents a roll-forward of our valuation allowance on deferred tax assets:

	Year Ended December 31,
	2021	2020	2019
Valuation allowance as of beginning of year	$965,338	$20,728	$10,957
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	92,845	944,610	9,771
Increases recorded in other balance sheet accounts	5,131	—	—
Valuation allowance as of end of year	$1,063,314	$965,338	$20,728
The Company followed the authoritative guidance for recognizing and measuring uncertainty in income taxes for tax positions taken or expected to be taken in a tax return.
The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

	Year Ended December 31,
	2021	2020	2019
Beginning of period balance	$5,790	$—	$—
Increase for tax positions taken during the current period	1,100	5,790	—
Revaluation of tax positions taken in a prior period	200	—	—
End of period balance	$7,090	$5,790	$—
The unrecognized tax benefits relate primarily to issues common among multinational corporations. All of these unrecognized tax benefits, if recognized, would impact the Company's effective income tax rate. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021 and 2020, the total amount of accrued interest and penalties were not significant. We estimate that it is reasonably possible that within the next 12 months, $320 of our gross unrecognized tax benefits, could reverse affecting the effective income tax rate in future periods.
The Company files income tax returns in the U.S. federal, state and several foreign jurisdictions. The U.S. federal and foreign jurisdictions returns are subject to tax examinations for the tax year ended December 31, 2018 and subsequent years. The Company’s subsidiary, BPI, is currently under examination for the tax period ending December 31, 2019.
16. Debt
In August 2020, the Company and Biohaven Pharmaceuticals, Inc., the Company's wholly-owned subsidiary (together with the Company, the "Borrowers"), entered into a financing agreement, as amended, with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto (the "Lenders") pursuant to which the Lenders agreed to extend a senior secured credit facility to the Company providing for term loans in an aggregate principal amount up to $500,000, plus any capitalized interest paid in kind. The Borrowers drew an initial term loan of $275,000 at closing in August 2020 (the "Initial Term Loan") and had $100,000 of immediately available delayed draw term loan commitments and $125,000 of delayed draw term loan commitments available upon achievement of the Delay Draw Sales Milestone (as defined in the Sixth Street Financing Agreement).
In March 2021, the Borrowers and certain other of the Company’s subsidiaries entered into Amendment No. 1 (the “First Amendment”) to the financing agreement pursuant to which the parties agreed to, among other things, remove the Delayed Draw Sales Milestone tied to the availability of the $125,000 tranche of delayed draw term loans. In August 2021, the Borrowers drew the $125,000 tranche of delayed draw term loans (the "DDTL-2).

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
16. Debt (Continued)
In September 2021, the Borrowers and certain other of the Company’s subsidiaries entered into Amendment No. 2 (the “Second Amendment”) to the financing agreement. Pursuant to the Second Amendment, the parties agreed to, among other things, increase the size of the credit facility by providing for additional term loans in an aggregate principal amount of $250,000 for a total facility size of $750,000 plus any capitalized interest paid in kind. At the closing of the Second Amendment, the Borrowers drew an initial term loan of $125,000 (the "2021 Term Loan") and $100,000 of delayed draw term loan commitments (the "DDTL-1"). The remaining $125,000 in delayed draw term loan commitments (the "2021 DDTL Commitment") was available to be drawn by the Borrowers until December 31, 2021 (the "Delayed Draw Term Loan Commitment Termination Date").
In November 2021, the Company entered into Amendment No. 3 and Limited Consent to Financing Agreement (“the Third Amendment and Limited Consent”) to our Sixth Street Financing Agreement. Pursuant to the Third Amendment and Limited Consent, the Lenders consented to the Company’s entry into the Collaboration Agreement with Pfizer.
In December 2021, the Company entered into Amendment No. 4 (the "Fourth Amendment") to the financing agreement (as previously amended and as amended by the Fourth Amendment, the “Sixth Street Financing Agreement”), pursuant to which the parties agreed to, among other things, extend the Delayed Draw Term Loan Commitment Termination Date to June 30, 2022.
The Company has the right to elect to pay up to 4.00% per annum of the interest on the term loans comprising such borrowing in the form of payment-in-kind for the first eight fiscal quarters after the date of such borrowing. For the loans drawn under the 2021 DDTL Commitment, the payment-in-kind election cannot exceed seven fiscal quarters after the Delayed Draw Term Loan Commitment Termination Date. Interest on amounts borrowed under the facility will be payable quarterly.
The Company will have the right to prepay borrowings under the facility in whole or in part at any time, subject to a customary prepayment fee on the principal amount prepaid, which declines over time. The Company paid customary fees with respect to amounts drawn on each credit date. The Company also agreed to pay customary fees on the funding of any delayed draw term loans.
The Sixth Street Financing Agreement contains mandatory prepayments, restrictions, and covenants applicable to the Company and its subsidiaries that are customary for financings of this type. Among other requirements, the Borrowers are required to maintain a minimum unrestricted cash balance of $80,000. At the Borrowers' request, the minimum unrestricted cash balance will be waived for any fiscal quarter in which the Borrowers achieve $400,000 of net sales of the Company’s products in the four consecutive quarterly periods prior to such fiscal quarter. The Sixth Street Financing Agreement also includes representations, warranties, indemnities, and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon or after an event of default, the administrative agent and the lenders may declare all or a portion of our obligations under the Sixth Street Financing Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Sixth Street Financing Agreement.
The obligations under the Sixth Street Financing Agreement are and will be guaranteed by each of the Company's existing and future direct and indirect subsidiaries, subject to certain exceptions. The obligations of the Company and its subsidiaries under the Sixth Street Financing Agreement are secured, subject to customary permitted liens, and other agreed-upon exceptions, by a security interest in certain existing and after-acquired assets of the Company and its subsidiaries.
2020 Loans
In August 2020, the Company borrowed the Initial Term Loan for total proceeds of $262,200, net of discounts and issuance costs. In August 2021, the Company borrowed the DDTL-2 for total proceeds of $123,750, net of discounts and issuance costs. The DDTL-2 contained the same financing terms as the Initial Term Loan. The Initial Term Loan and the DDTL-2 (collectively, the "August 2020 Loans") become due and payable in August 2025. The August 2020 Loans bear floating interest on the unpaid principal amount at a rate per annum equal to the three-month LIBOR rate, adjusted for applicable reserve requirements, and subject to a floor of 1.00%, plus 9.00%. As of December 31, 2021, the contractual interest rate for the August 2020 Loans was 10.00%, and the effective interest rate is approximately 11.60% and 10.90% for Initial Term Loan and DDTL-2, respectively. The interest expense on the August 2020 Loans, including amortization of loan discounts and issuance costs, was $34,898 and $11,975 for the years ended December 31, 2021, and 2020, respectively. For the August 2020 Loans, the Company elected to pay in kind the maximum amount for its interest payments made through December 31, 2021.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
16. Debt (Continued)
2021 Loans
In September 2021, the Company borrowed the 2021 Term Loan and DDTL-1 (collectively, the "September 2021 Loans") and received $119,722 and $97,778, respectively, both net of discounts and issuance costs. The September 2021 Loans are due and payable in September 2026. If drawn, loans drawn under the 2021 DDTL Commitment will be borrowed under the same financing terms as the September 2021 Loans. The September 2021 Loans will bear floating interest on the unpaid principal amount at a rate per annum equal to the three-month LIBOR rate, adjusted for applicable reserve requirements, and subject to a floor of 1.00%, plus 8.25%. As of December 31, 2021, the contractual interest rate for the September 2021 Loans was 9.25%, and the effective interest rate is approximately 10.80% and 10.20% for 2021 Term Loan and DDTL-1, respectively. The interest expense on the September 2021 Loans, including amortization of loan discounts and issuance costs, was $5,578 for the year ended December 31, 2021. For the September 2021 Loans, the Company elected to pay in kind the maximum amount for its interest payments made through December 31, 2021.
The following table is a summary of the Company’s borrowing as of December 31, 2021 and 2020:

	2021	2020
Long-term debt
Floating rate loans due August 2025 (10.00% at December 31, 2021)(1)	$417,685	$279,478
Floating rate loans due September 2026 (9.25% at December 31, 2021)(2)	227,300	—
Total debt principal	644,985	279,478
Unamortized debt discount and issuance costs	(18,265)	(12,020)
Long-term debt	$626,720	$267,458
(1) Includes $13,207 and $4,478 of paid-in-kind interest that was added to the principal balances during the years ended December 31, 2021, and 2020, respectively.
(2) Includes $2,300 of paid-in-kind interest that was added to the principal balances during the year ended December 31, 2021.
The following is a summary of the Company's required repayments of debt principal due during each of the next five years and thereafter, as of December 31, 2021:

2022	$—
2023	10,386
2024	36,661
2025	393,368
2026	204,570
$644,985
17. Commitments and Contingencies
Lease Agreements
During the second quarter of 2020, the Company took occupancy of the premises associated with its Yardley office lease, which the Company determined to be an operating lease. Before the Yardley lease, the Company had no active leases in 2020 other than a short-term lease of temporary office space. The short-term lease terminated when the Company took occupancy of the premises. Also, during 2020, the Company took delivery of most of its commercial fleet leases, which were determined to be finance leases. See "Real Estate Lease" and "Commercial Fleet Leases" below for additional details related to the office lease and commercial fleet leases, respectively.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
17. Commitments and Contingencies (Continued)
The following table is a summary of the components of total lease cost for the years ended December 31, 2021 and 2020:

	Statement of Operations Loss Location	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expense	$5,318	$2,284
Interest on lease liabilities	Interest expense	568	331
Operating lease cost	Selling, general and administrative expense	1,042	676
Total lease cost		$6,928	$3,291
The Company recognized no material short-term or variable lease costs for the years ended December 31, 2021 and 2020. The Company recognized no material lease costs in 2019.
The following table summarizes supplemental cash flow information for the years ended December 31, 2021 and 2020 :

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$672	$202
Operating cash flows paid for interest portion of finance leases	$592	$266
Financing cash flows paid for principal portion of finance leases	$4,863	$2,240
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$478	$16,184
Right-of-use assets obtained in exchange for new finance lease liabilities	$369	$3,681
(1) This figure excludes $2,850 of opening adjustments to the right-of-use operating asset due to leasehold improvements originally classified in other assets and transferred to the right-of-use operating asset at lease commencement in 2020.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
17. Commitments and Contingencies (Continued)
Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 is as follows:

In thousands, except remaining lease term and discount rate	Balance Sheets Location	2021	2020
Operating lease:
Operating lease right-of-use assets	Other assets	$5,222	$5,981

Current portion of operating lease liabilities	Accrued expenses and other current liabilities	$439	$675
Noncurrent operating lease liabilities	Other long-term liabilities	2,797	2,929
Total operating lease liabilities		$3,236	$3,604

Finance leases:
Finance lease right-of-use assets		$16,363	$16,184
Accumulated amortization		7,632	2,284
Total finance lease right-of-use assets	Other assets	$8,731	$13,900

Current portion of finance lease liabilities	Accrued expenses and other current liabilities	$5,410	$5,640
Noncurrent finance lease liabilities	Other long-term liabilities	3,728	8,361
Total finance lease liabilities		$9,138	$14,001

Weighted average remaining lease term (in years)
Operating leases		5.75	6.75
Finance leases		1.63	2.56

Weighted average discount rate
Operating leases		9.07%	9.07%
Finance lease		5.15%	5.19%
The following table summarize maturities of lease liabilities as of December 31, 2021:

	Finance leases	Operating leases	Total
2022	$5,714	$689	$6,403
2023	3,741	703	4,444
2024	62	717	779
2025	—	731	731
2026	—	746	746
Thereafter	—	569	569
Total lease payments	9,517	4,154	13,671
Less: imputed interest	379	918	1,297
Total lease liabilities	$9,138	$3,236	$12,374
Real Estate Leases
In August 2019, the Company entered into a lease agreement for office space in Yardley, Pennsylvania to support expansion of the Company's commercial operations in anticipation of the NURTEC ODT commercial launch. The lease commenced in the second quarter of 2020. It has a term of 88 months, with the ability to extend to 148 months. The Company continuously reassesses its strategic objectives and resulting capital deployment strategy. Therefore, at lease commencement the Company determined that the extension was not reasonably certain and did not include the extension in the lease term when calculating the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
17. Commitments and Contingencies (Continued)
right-of-use asset and lease liability. The Company had restricted cash of $1,000, as of December 31, 2021, of which $250 is included in other current assets and $750 is included in other assets in the consolidated balance sheets, which represents collateral held by a bank for a letter of credit issued in connection with the lease. The restricted cash is invested in a non-interest bearing account.
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
Since the Company expected to occupy the temporary space for less than 12 months, the Company did not record a right-of-use asset and lease liability in its consolidated balance sheets for the temporary space. The Company recognized no material expense related to the temporary space. Since there were no cash payments for use of the temporary space, the rent expense recognized for the use of the temporary space is being treated as a deferred rent liability in other long-term liabilities in the Company's consolidated balance sheets. As the Company makes lease payments on the premises, a portion of each lease payment will be used to reduce the deferred rent liability.
During the second quarter of 2020, the Company began occupying the premises after the landlord substantially completed all agreed upon improvements to the office space. The Company determined the lease to be an operating lease and used an estimate of its incremental borrowing rate at lease commencement to discount the future lease commitments.
In November 2020, the Company's Irish subsidiary entered into a license agreement in Dublin, Ireland for approximately 1,000 square feet of office space to support its operations. Upon execution of the agreement, the licensor agreed to provide the Company a temporary space to occupy at no additional cost until building improvements are complete. The license commenced on January 2021. Once the license commences, the license term is 36 months, with an automatic renewal option equal to the current term of the license but no less than 3 months until the license is terminated by Biohaven or the licensor. Since the license gives the Company the right to control the use of the office space, the Company determined that the license should be accounted for as an operating lease.
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
Other Commercial Commitments
The Company's commercial commitments in excess of one year primarily relate to manufacturing preparation services that are enforceable and legally binding on us and that specify all significant terms, including applicable milestone payments and target completion dates. The Company had commercial commitments in excess of one year of $21,037, $11,072, and $6,000 for 2022, 2023, and 2024, respectively.
Research Commitments
The Company has entered into agreements with several contract research organizations to provide services in connection with its preclinical studies and clinical trials. The Company may commit to minimum payments under these arrangements. The Company did not have material unpaid minimum commitments in excess of one year as of December 31, 2021 or 2020.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company's amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
17. Commitments and Contingencies (Continued)
believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2021, there were no matters which would have a material impact on the Company's financial results.
18. Related Party Transactions
License Agreements with Yale
On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 14 for detail). Yale is a related party because the Company's Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement.
In January 2021, the Company entered into the Yale MoDE Agreement with Yale (see Note 14 for detail) . Under the license agreement, Biohaven acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform. As part of consideration for this license, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 common shares valued at approximately $1,000. Additionally, in the fourth quarter of 2021, the Company paid a $150 development milestone to Yale following the initiation of a Phase I clinical trial.
For the year ended December 31, 2021, excluding the development milestone payment noted above, the Company did not record any material research and development expense related to the Yale MoDE Agreement and Yale Agreement (the "Yale Agreements"). For the years ended December 31, 2020 and 2019, the Company did not record any material expense, or make any milestone or royalty payments under the Yale Agreements. As of December 31, 2021, 2020 and 2019, the Company owed no amounts to Yale.
Kleo Pharmaceuticals, Inc.
Prior to the acquisition in January 2021, the Company had an investment in the common stock of Kleo (see Note 6 for acquisition details). Kleo was a related party because the Company had determined that it exercised significant influence over the operating and financial policies of Kleo. In connection with its investment in Kleo, the Company received the right to designate two members of Kleo’s board of directors. The Company completed the last of four scheduled tranche purchases in January 2018, consisting of 1,375,000 shares for cash consideration of $1,375. In November 2018, the Company participated in Kleo's Series B funding raise, purchasing 1,420,818 shares for cash consideration of $5,000. As of December 31, 2020, the Company owned approximately 42% of Kleo's outstanding capital stock. The Company had also entered into a clinical development master services agreement with Kleo to assist Kleo with clinical development. As of December 31, 2020, the Company had not performed material services or received any payments under this agreement.
19. Subsequent Events
Pfizer Collaboration and BioShin Merger Agreement
In November 2021, the Company and Pfizer Inc. entered into a Subscription Agreement (the “Subscription Agreement”). On December 31, 2021, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the reportable transactions contemplated by the Subscription Agreement. As a result of such expiration of the waiting period and satisfaction of the other closing conditions described in the Subscription Agreement, on January 4, 2022, the Company closed the sale of 2,022,581 of its common shares to Pfizer Inc. for $350,000, representing an approximately 25% market premium at $173 per share (the “Share Purchase”), pursuant to the terms of the Subscription Agreement.
In November 2021, the Company and Pfizer entered into a Collaboration and License Agreement (the “Collaboration Agreement”), pursuant to which Pfizer was granted the exclusive right to commercialize product candidates containing Biohaven's proprietary compound rimegepant (BHV-3000) and may elect to commercialize zavegepant (BHV-3500), in each case, in all countries worldwide outside of the United States. On January 4, 2022, following the expiration or termination of applicable waiting periods under all applicable antitrust laws and the completion of the Share Purchase, the Collaboration Agreement with Pfizer became effective.
In November 2021, Biohaven HoldCo, Biohaven Therapeutics Ltd., Atlas Merger Sub (“Merger Sub”) and BioShin entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Merger Sub with and into BioShin, with BioShin surviving the merger as a wholly

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
19. Subsequent Events (Continued)
owned indirect subsidiary of Biohaven Holdco, in accordance with Section 233 of the Cayman Islands Companies Act. As a result of the satisfaction of the closing conditions described in the Merger Agreement, on January 6, 2022, each Series A convertible preferred share of BioShin, no par value, other than Excluded Shares (as defined in the Merger Agreement), was converted into the right to receive 0.080121 of a Biohaven Holdco common share.
Kv7 Platform Acquisition
In February 2022, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Knopp Biosciences LLC (“Knopp”) and Channel Biosciences, LLC, a newly formed wholly owned subsidiary of Knopp (“Channel”), pursuant to which (a) Knopp will contribute its assets related to its Kv7 channel targeting platform, and (b) the Company will subsequently acquire all of the equity interests in Channel (the “Transaction”).
In consideration for the Transaction, the Company will make an upfront payment comprised of $35,000 in cash and $65,000 in common shares of Biohaven (“Biohaven Shares”) issued through a private placement. The Company has also agreed to pay additional success-based payments comprised of (i) up to $325,000 based on developmental and regulatory milestones through approvals in the United States, EMEA and Japan for the lead asset, BHV-7000 (formerly known as KB-3061), (ii) up to an additional $250,000 based on developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and (iii) up to $562,500 for commercial sales based milestones of BHV-7000. These contingent milestone payments may be paid in cash or Biohaven Shares at the election of the Company, but if the Company elects to pay in Biohaven Shares, such amounts are subject to increases of a mid-single-digit percentage increase (or in one case, a ten-percent increase). Additionally, the Company has agreed to make scaled royalty payments in cash for BHV-7000 and the pipeline programs, starting at high single digits and peaking at low teens for BHV-7000 and starting at mid-single digits and peaking at low double digits for the pipeline programs.
The Company has also given Knopp the option to request a one-time cash true-up payment from the Company in December 2022 in the event that Knopp continues to hold Biohaven Shares issued as a component of the upfront payment and the value of such shares has declined, subject to certain conditions.
The requisite approvals of Knopp equityholders have been obtained. The Transaction is subject to the satisfaction of certain customary closing conditions, including the receipt of select third-party consents.
At the closing of the Transaction, 493,254 common shares of Biohaven will be issued as part of the initial consideration. The contemplated issuances and sales of that initial consideration payable in common shares and those contingent payments payable in Biohaven Shares have not been registered under the Securities Act or any state securities laws. Biohaven has relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.