Form 10-Q
period 2022-03-31
Biohaven Pharmaceutical Holding Co Ltd.
filed 2022-05-10
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2022, the registrant had 71,043,181 common shares, without par value per share, outstanding.
2

Index to Condensed Consolidated Financial Statements
Part I.     Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$169,065	$171,945
Marketable securities	433,410	192,648
Trade receivable, net	328,342	308,269
Inventory	91,281	80,608
Prepaid expenses	104,891	88,838
Other current assets	44,096	33,946
Total current assets	1,171,085	876,254
Property and equipment, net	14,534	14,690
Intangible assets, net	55,910	56,438
Other assets	130,188	129,830
Total assets	$1,371,717	$1,077,212
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$56,202	$51,683
Accrued expenses and other current liabilities	457,412	420,019
Current portion of mandatorily redeemable preferred shares	62,500	62,500
Total current liabilities	576,114	534,202
Long-term debt	634,106	626,720
Liability related to sale of future royalties, net	377,998	367,645
Mandatorily redeemable preferred shares, net	162,994	155,737
Derivative liability	9,120	13,110
Obligation to perform R&D services	36,016	50,571
Other long-term liabilities	41,782	12,236
Total liabilities	1,838,130	1,760,221
Commitments and contingencies (Note 14)
Contingently redeemable non-controlling interests	—	60,000
Shareholders’ deficit:
Common shares, no par value; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 70,540,802 and 66,933,531 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,112,686	1,676,792
Additional paid-in capital	129,580	169,656
Accumulated other comprehensive loss	(2,398)	(73)
Accumulated deficit	(2,702,154)	(2,585,755)
Total shareholders’ deficit attributable to Biohaven Pharmaceutical Holding Company Ltd.	(462,286)	(739,380)
Non-controlling interests in consolidated subsidiaries	(4,127)	(3,629)
Total shareholders' deficit	(466,413)	(743,009)
Total liabilities and shareholders’ deficit	$1,371,717	$1,077,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product revenue, net	$123,590	$43,823
Collaboration and other revenue	195,262	—
Total revenues	318,852	43,823
Operating expenses:
Cost of sales	26,342	12,862
Research and development	119,099	107,111
Selling, general and administrative	227,243	159,523
Total operating expenses	372,684	279,496
Loss from operations	(53,832)	(235,673)
Other income (expense):
Interest expense	(17,216)	(7,731)
Interest expense on mandatorily redeemable preferred shares	(7,917)	(7,943)
Interest expense on liability related to sale of future royalties	(17,314)	(13,508)
Change in fair value of derivatives	3,604	(210)
Gain from equity method investment	—	5,261
Other income (expense), net	81	(1,700)
Total other expense, net	(38,762)	(25,831)
Loss before provision for income taxes	(92,594)	(261,504)
Provision for income taxes	24,303	3,824
Net loss	(116,897)	(265,328)
Net loss attributable to non-controlling interests	498	360
Deemed dividend upon repurchase of preferred shares in consolidated subsidiary	(92,673)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(209,072)	$(264,968)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(2.97)	$(4.27)
Weighted average common shares outstanding—basic and diluted	70,332,274	62,040,715
Comprehensive loss:
Net loss	$(116,897)	$(265,328)
Other comprehensive (loss) income, net of tax	(2,325)	95
Comprehensive loss	(119,222)	(265,233)
Less: comprehensive loss attributable to non-controlling interests	498	360
Comprehensive loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(118,724)	$(264,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(116,897)	$(265,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	81,828	48,726
Interest expense on mandatorily redeemable preferred shares	7,917	7,943
Interest expense on liability related to sale of future royalties	17,314	13,508
Deferred interest paid-in-kind on long-term debt	6,450	2,795
Issuance of common shares as payment for license agreement	1,779	4,243
Change in fair value of derivatives	(3,604)	210
Gain from equity method investment	—	(5,261)
Depreciation and amortization	4,402	5,054
Change in obligation to perform R&D services	(6,942)	—
Other non-cash items	(646)	461
Changes in operating assets and liabilities:
Trade receivable, net	(20,073)	(36,658)
Inventory	(23,397)	(17,566)
Prepaid expenses, other current assets, and other assets	(24,954)	(25,619)
Accounts payable	4,518	13,903
Accrued expenses, other current liabilities, and other liabilities	48,661	47,915
Net cash used in operating activities	$(23,644)	$(205,674)
Cash flows from investing activities:
Purchases of marketable securities	(246,816)	—
Sales of marketable securities	—	113,441
Maturities of marketable securities	3,058	7,515
Purchases of property and equipment	(512)	(1,187)
Net cash (used in) provided by investing activities	$(244,270)	$119,769
Cash flows from financing activities:
Proceeds from issuance of common shares	252,000	308,743
Proceeds from obligation to perform R&D services	—	100,000
Proceeds from the issuance of series B preferred shares	14,579	17,585
Proceeds from exercise of share options	2,803	1,382
Payments for term loan, finance leases, and other	(1,391)	(6,695)
Net cash provided by financing activities	$267,991	$421,015
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(46)	14
Net increase in cash, cash equivalents and restricted cash	31	335,124
Cash, cash equivalents and restricted cash at beginning of period	174,343	134,231
Cash, cash equivalents and restricted cash at end of period	$174,374	$469,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. We are a biopharmaceutical company with a portfolio of innovative product candidates targeting neurological diseases, including rare disorders. The Company's lead product, NURTEC® ODT (rimegepant), was approved by the U.S. Food and Drug Administration ("FDA") in February 2020, for the acute treatment of migraine and was approved for the preventive treatment of migraine in May 2021. NURTEC ODT is the first and only calcitonin gene-related peptide ("CGRP") receptor antagonist available in a quick-dissolve orally dissolving tablet ("ODT") formulation that is approved by the FDA for both the acute and preventive treatment of migraine in adults. Our Neuroinnovation portfolio includes product candidates based on multiple mechanisms — CGRP receptor antagonists, glutamate modulators, myeloperoxidase inhibition, Kv7 ion channel activators ("Kv7"), and Myostatin inhibition — which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications.
On November 9, 2021, the Company entered into a strategic commercialization arrangement with Pfizer Inc. ("Pfizer"), including a collaboration and license agreement and a related sublicense agreement (the "Pfizer Collaboration"), pursuant to which Pfizer would commercialize product candidates containing the Company's proprietary compounds rimegepant (BHV-3000) and gains rights to zavegepant (BHV-3500) (the "Licensed Products") in all countries worldwide outside of the United States (the "Territory"). The Pfizer Collaboration became effective on January 4, 2022. Refer to Note 13, "Collaboration, License and Other Agreements" for further details.
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
The Company has incurred recurring losses since its inception, had an accumulated deficit as of March 31, 2022, and expects to continue to generate operating losses during the continued global commercial launch of rimegepant. Prior to the commercial launch of rimegepant the Company has primarily raised funds through sales of equity in private placements and public offerings, sale of revenue participation rights related to potential future royalties, and debt financings.
As of May 10, 2022, the issuance date of our condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities as of March 31, 2022, our future operating cash flows from sales of NURTEC ODT, the funds available from the Sixth Street Financing Agreement, Series B Preferred Shares receipts, product sales and other proceeds from our Pfizer Collaboration will be sufficient to fund its current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. The Company may need to raise additional capital to execute its business plans and growth strategy until it is profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, the Company may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund its operating costs and working capital needs.
2.   Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Updates to our accounting policies, including impacts from the adoption of new accounting standards, are discussed below in this Note 2.
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
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders' equity (deficit) and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income, net of tax, in shareholders' deficit. Foreign currency transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Revenue Recognition - Collaboration and Other Revenue
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606, Revenue from Contracts with Customers

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

("ASC 606"). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. The accounting treatment pursuant to ASC 606 is outlined below.
The terms of licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply and research and development services and royalties on net sales of licensed products. Each of these payments results in collaboration and other revenue, except for revenues related to manufacturing supply services, which are classified as product revenue. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.
In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
Amounts received prior to recognizing revenue are recorded as contract liabilities in the Company’s condensed consolidated balance sheets.
At contract inception, the Company assesses the goods or services promised in a contract with a customer and identifies those distinct goods and services that represent a performance obligation. A promised good or service may not be identified as a performance obligation if it is immaterial in the context of the contract with the customer, if it is not separately identifiable from other promises in the contract (either because it is not capable of being separated or because it is not separable in the context of the contract), or if the promised good or service does not provide the customer with a material right.
The Company considers the terms of the contract to determine the transaction price. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration will only be included in the transaction price when it is not considered constrained, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.
If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling prices ("SSP"). The relative SSP for each deliverable is estimated using external sourced evidence if it is available. If external sourced evidence is not available, the Company uses its best estimate of the SSP for the deliverable.
Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset, which for a service is considered to be as the services are received and used. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the service promised to the customer.
After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the transaction price is allocated to the performance obligations on the same basis as at contract inception, or to a single performance obligation as applicable.
Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the SSP of identified performance obligations, which may include forecasted revenue, development timelines, estimated future costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.
Recently Adopted Accounting Pronouncements
Effective January 1, 2022 the Company adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update addresses issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The adoption of ASU 2020-06 did not have a material effect on the Company's consolidated financial statements.
Effective January 1, 2022 the Company adopted ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The guidance has been applied prospectively and did not have a material effect on the consolidated financial statements of the Company.
Future Adoption of New Accounting Pronouncements
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

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at March 31, 2022 and December 31, 2021 was as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Corporate bonds
U.S.	$290,201	$—	$290,201	$2	$(1,969)	$288,234
Foreign	47,106	—	47,106	—	(426)	46,680
Government related obligations
U.S.	98,707	—	98,707	1	(212)	98,496
Total	$436,014	$—	$436,014	$3	$(2,607)	$433,410

December 31, 2021
Corporate bonds
U.S.	$130,388	$—	$130,388	$1	$(234)	$130,155
Foreign	20,643	—	20,643	—	(82)	20,561
Government related obligations
U.S.	41,939	—	41,939	—	(8)	41,931
Total	$192,971	$—	$192,971	$1	$(324)	$192,648
The Company had 99 and 53 available-for-sale debt securities in an unrealized loss position, with an aggregate fair value of $412,366 and $185,296, as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis. We did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2022 and December 31, 2021.
The net amortized cost and fair value of debt securities available-for-sale at March 31, 2022 and December 31, 2021 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity. The fair values of available for sale debt securities are classified as marketable securities in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$342,502	$341,069	$155,359	$155,226
One year through five years	93,512	92,341	37,612	37,422
Total	$436,014	$433,410	$192,971	$192,648

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

Net Investment Income
Sources of net investment income included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Gross investment income from debt securities available-for-sale	$140	$72
Investment expenses	(18)	(52)
Net investment income (excluding net realized capital gains or losses)	122	20
Net realized capital (losses) gains	(3)	19
Net investment income	$119	$39
We utilize the specific identification method in computing realized gains and losses. The proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2022 and 2021 were the following:

	Three Months Ended March 31,
	2022	2021
Proceeds from sales	$—	$113,441
Gross realized capital gains	—	19
Gross realized capital losses	$—	—
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
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see (Note 4) “Fair Value of Financial Assets and Liabilities” in the 2021 Form 10-K. Financial assets and liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 were as follows:

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets:
Cash equivalents	Money market funds	$45,999	$—	$—	$45,999
Cash equivalents	U.S. treasury bills	—	8,497	—	8,497
Marketable securities	U.S. treasury bills	5,992	92,504	—	98,496
Marketable securities	U.S. corporate bonds	—	288,234	—	288,234
Marketable securities	Foreign corporate bonds	—	46,680	—	46,680
Total assets		$51,991	$435,915	$—	$487,906

Liabilities:
Series B preferred shares forward contracts		$—	$—	$9,120	$9,120
Total liabilities		$—	$—	$9,120	$9,120

December 31, 2021
Assets:
Cash equivalents	Money market funds	$32,420	$—	$—	$32,420
Marketable securities	U.S. treasury bills	5,994	35,937	—	41,931
Marketable securities	U.S. corporate bonds	—	130,155	—	130,155
Marketable securities	Foreign corporate bonds	—	20,561	—	20,561
Total assets		$38,414	$186,653	$—	$225,067

Liabilities:
Series B preferred shares forward contracts		$—	$—	$13,110	$13,110
Total liabilities		$—	$—	$13,110	$13,110
There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2022 or 2021.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)

Series B Preferred Shares Forward Contracts
The following tables provide roll forwards of the aggregate fair value of the Company's Series B Preferred Shares Forward Contracts for which fair value is determined by Level 3 inputs for the three months ended March 31, 2022 and 2021:

Carrying Value
Balance at December 31, 2021	$13,110
Change in fair value of derivative liability	(3,604)
Partial settlement of derivative liability	(386)
Balance at March 31, 2022	$9,120

Balance at December 31, 2020	$14,190
Change in fair value of derivative liability	835
Partial settlement of derivative liability	(625)
Balance at March 31, 2021	$14,400
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
At December 31, 2021, the Company determined the value of the contingent value right to be immaterial and recognized a gain of $1,457 related to the contingent value right in other income (expense) during the fourth quarter of 2021.
5. Balance Sheet Components
Restricted Cash
Restricted cash included in other current assets in the condensed consolidated balance sheets is primarily employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares.
Restricted cash included in other assets in the condensed consolidated balance sheets represents collateral held by a bank for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania. The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of March 31, 2022 and December 31, 2021, respectively, in the condensed consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$169,065	$171,945
Restricted cash (included in other current assets)	4,559	1,648
Restricted cash (included in other assets)	750	750
Cash, cash equivalents and restricted cash in the statements of cash flows	$174,374	$174,343
Trade Receivable, Net
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
(Unaudited)
5. Balance Sheet Components (Continued)
including reserve amounts for estimated credit losses, was immaterial as of March 31, 2022 and December 31, 2021.
Inventory
Inventory consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Work-in-process	169,390	159,075
Finished goods	13,731	9,269
Total inventories	$183,121	$168,344
Less noncurrent inventories(1)	91,840	87,736
Total inventories classified as current	$91,281	$80,608
(1) Included in other assets on the condensed consolidated balance sheets. There are no recoverability issues for these amounts.
Prepaid Expenses
Prepaid expenses consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Prepaid clinical trial costs	$58,562	$42,578
Prepaid manufacturing	8,856	17,448
Prepaid commercial costs	33,248	15,732
Other prepaid expenses	4,225	13,080
Prepaid expenses	$104,891	$88,838
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Accrued development milestones	$5,000	$5,000
Accrued employee compensation and benefits	35,362	40,109
Accrued clinical trial costs	36,051	37,477
Accrued commercialization and other professional fees	22,744	19,994
Accrued sales discounts and allowances	233,096	203,760
Current obligation to perform R&D services	29,642	22,030
Other accrued expenses and other current liabilities	95,517	91,649
Accrued expenses and other current liabilities	$457,412	$420,019
6.   Business Acquisition
On January 4, 2021, the Company acquired Kleo Pharmaceuticals, Inc. (“Kleo”). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The transaction was accounted for as the acquisition of a business using the acquisition method of accounting.
The total fair value of the consideration transferred was $20,043 which primarily consisted of the issuance of a total of 115,836 common shares of the Company to Kleo stockholders and contingent consideration in the form of a contingent value right to receive one dollar in cash for each Kleo share if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the FDA prior to the expiration of 30 months following the effective time of the transaction. The maximum amount payable pursuant to the contingent value right was approximately $17,300. At December 31, 2021, the Company determined the value of the contingent value right to be immaterial and recognized a gain of $1,457 related to the contingent value right in other income (expense) during the fourth quarter of 2021. The value of the contingent value right continues to be immaterial with no value included on the condensed consolidated balance sheet as of March 31, 2022.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.   Business Acquisition (Continued)

Prior to the consummation of the transaction, the Company owned approximately 41.9% of the outstanding shares of Kleo and accounted for it as an equity method investment. As part of the transaction, the Company acquired the remainder of the shares of Kleo, and post-transaction the Company owns 100% of the outstanding shares of Kleo. The carrying value of the Company’s investment in Kleo was $1,176 immediately prior to the acquisition date. The Company determined the fair value of the existing interest was $6,437, and recognized a gain from our equity method investment during the first quarter of 2021 of $5,261 on the condensed consolidated statements of operations and comprehensive loss as a result of remeasuring to fair value the existing equity interest in Kleo.
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
7.   Liability Related to Sale of Future Royalties, net
2018 RPI Funding Agreement
In June 2018, the Company entered into a funding agreement (the "2018 RPI Funding Agreement") to sell tiered, sales-based royalty rights on global net sales of pharmaceutical products containing the compounds rimegepant or zavegepant (previously known as BHV-3500 and vazegepant) and certain derivative compounds thereof ("Products") to RPI, a Delaware statutory trust. The Company issued to RPI the right to receive certain revenue participation payments, subject to certain reductions, based on the future global net sales of the Products for each calendar quarter during the royalty term contemplated by the 2018 RPI Funding Agreement, in exchange for $100,000 in cash. Specifically, the participation rate commences at 2.1% on annual global net sales of up to and equal to $1,500,000, declining to 1.5% on annual global net sales exceeding $1,500,000. Pursuant to the Pfizer Collaboration, Pfizer will compensate Biohaven for the related royalties on net sales outside of the U.S. owed to RPI under the 2018 RPI Funding Agreement
Concurrent with the 2018 RPI Funding Agreement, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with RPI. Pursuant to the Purchase Agreement, the Company sold 1,111,111 common shares of the Company to RPI at a price of $45.00 per share, for gross proceeds of $50,000.
The Company concluded that there were two units of account for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the 2018 RPI Funding Agreement and $50,000 from the Purchase Agreement among the two units of account on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing share price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of account. The effective interest rate under the 2018 RPI Funding Agreement, including transaction costs, is approximately 27% as of March 31, 2022.
2020 RPI Funding Agreement
In August 2020, the Company entered into a funding agreement with RPI 2019 Intermediate Finance Trust (“RPI 2019 IFT”) providing for up to $250,000 of funding in exchange for rights to participation payments based on global net sales of products containing zavegepant and rimegepant and certain payments based on success-based milestones relating to zavegepant (the "2020 RPI Funding Agreement"). Under the 2020 RPI Funding Agreement, RPI 2019 IFT will be entitled to receive tiered, sales based participation rights up to 3.0% of future global net sales of products containing zavegepant, 0.4% of future global net sales of products containing rimegepant, and payments tied to success-based milestones as described below. Pursuant to the Pfizer Collaboration, Pfizer will compensate Biohaven for the related royalties on net sales outside of the U.S. owed to RPI under the 2020 RPI Funding Agreement. The Company received $150,000 in cash at closing in 2020 and $100,000 in cash upon achievement of the commencement of the oral zavegepant Phase 3 program in March 2021.
The success-based milestone payments range from 0.6x to 2.95x of the funded amount depending on the number of regulatory approvals achieved for

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Liability Related to Sale of Future Royalties, net (Continued)
zavegepant (including 1.9x for the first zavegepant migraine regulatory approval) and would be paid over a 10-year period. If the Company consummates a Change of Control, RPI 2019 IFT has the option to accelerate each unpaid milestone payment which has or thereafter occurs.
The Company concluded that there were two units of account for the $150,000 in initial consideration received, which comprised of a liability related to sale of future royalties for products containing rimegepant and a research and development arrangement with RPI 2019 IFT for zavegepant. The Company allocated the $150,000 from the 2020 RPI Funding Agreement among the two units of account based on the present value of probability adjusted net sales at the time of the transaction. The Company allocated $147,876 in transaction consideration to the liability related to sale of future royalties and $2,124 to the obligation to perform R&D services liability in the condensed consolidated balance sheets. The transaction costs of $400 were allocated to the liability related to sale of future royalties. The effective interest rate under the 2020 RPI Funding Agreement, including transaction costs, is approximately 8% as of March 31, 2022.
In March 2021, the Company received $100,000 from RPI 2019 IFT, pursuant to the 2020 RPI Funding Agreement, for the commencement of the oral zavegepant Phase 3 clinical program. The Company allocated the proceeds to obligation to perform R&D services liability in the condensed consolidated balance sheets.
Since there is a substantive and genuine transfer of risk to RPI 2019 IFT for the development of zavegepant, the $102,124 of consideration allocated to the development of zavegepant is being recognized by the Company as an obligation to perform contractual services and therefore is a reduction of research and development expenses as incurred.
The following table shows the activity within the obligation to perform R&D services account for the three months ended March 31, 2022 and 2021, related to the 2020 RPI Funding Agreement.

	Three Months Ended March 31,
	2022	2021
Reduction to research and development expenses	$6,943	190
The following table shows the activity within the liability related to sales of future royalties account for the three months ended March 31, 2022 and 2021, related to the 2018 and 2020 RPI Funding Agreements.

	Three Months Ended March 31,
	2022	2021
Liability related to sale of future royalties - beginning balance	$384,283	$335,282
Royalty revenues paid and payable to RPI	(3,090)	(1,096)
Interest expense on liability related to sale of future royalties	17,314	13,508
Liability related to sale of future royalties - ending balance	$398,507	$347,694
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
The Company is required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable beginning March 31, 2021 in equal quarterly installments through December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Preferred Share Agreement, including transaction costs, was determined to be approximately 20% as of March 31, 2022. The Company recognized $6,463 and $7,943 in interest expense for the three months ended March 31, 2022 and 2021, respectively. The Company had 1,715 and 1,871 Series A preferred shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.
The following table shows the activity within the Series A preferred share liability for the three months ended March 31, 2022 and 2021, respectively:

Carrying Value
Gross balance at December 31, 2021	$141,740
Interest expense recognized, excluding transaction cost amortization	6,452
Redemption of Series A preferred shares	(15,625)
Gross balance at March 31, 2022	$132,567
Less: unamortized transaction costs	(120)
Net balance at March 31, 2022	$132,447

Gross balance at December 31, 2020	$174,264
Interest expense recognized, including transaction cost amortization	7,932
Redemption of Series A preferred shares	(15,625)
Gross balance at March 31, 2021	$166,571
Less: unamortized transaction costs	(162)
Net balance at March 31, 2021	$166,409
RPI Series B Preferred Shares
On August 7, 2020, the Company entered into the RPI Series B Preferred Share Agreement, pursuant to which RPI agreed to invest in the Company through the purchase of up to 3,992 Series B Preferred Shares at a price of $50,100 per share. The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. Upon issuance of the Series B Preferred Shares, they qualify as mandatorily redeemable instruments and are classified as a mandatorily redeemable preferred shares liability on the condensed consolidated balance sheet. The Company measures the liability at fair value, and subsequently accretes the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the Series B Preferred Share Agreement was determined to be approximately 8.7% as of March 31, 2022. The Company recognized $1,454 in interest expense for the three months ended March 31, 2022 and no interest expense for the three months ended March 31, 2021. The Company had 1,697 and 1,406 Series B preferred shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively.
The following table shows the activity within the Series B preferred share liability for the three months ended March 31, 2022 and 2021, respectively:

Carrying Value
Balance at December 31, 2021	$76,627
Interest expense recognized	1,454
Issuance of Series B preferred shares at fair value	14,966
Balance at March 31, 2022	$93,047

Balance at December 31, 2020	$—
Issuance of Series B preferred shares at fair value	18,210
Balance at March 31, 2021	$18,210

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

9.   Shareholders' Deficit
Changes in shareholders’ deficit for the three months ended March 31, 2022 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Biohaven Shareholders' Equity (Deficit)	Non-controlling Interests	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2021	66,933,531	$1,676,792	$169,656	$(2,585,755)	$(73)	$(739,380)	$(3,629)	$(743,009)
Repurchase of preferred shares in consolidated subsidiary	1,232,629	152,673	(92,673)			60,000		60,000
Issuance of common shares as payment for agreements	2,037,921	253,779				253,779		253,779
Issuance of common shares under equity incentive plan	336,721	29,442	(30,193)			(751)		(751)
Non-cash share-based compensation expense			82,790			82,790		82,790
Net loss				(116,399)		(116,399)	(498)	(116,897)
Other comprehensive loss					(2,325)	(2,325)		(2,325)
Balances as of March 31, 2022	70,540,802	$2,112,686	$129,580	$(2,702,154)	$(2,398)	$(462,286)	$(4,127)	$(466,413)
Changes in shareholders’ equity (deficit) for the three months ended March 31, 2021 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Biohaven Shareholders' Equity (Deficit)	Non-controlling Interests	Total Shareholders' Equity (Deficit)
Balance as of December 31, 2020	60,436,876	$1,249,547	$98,938	$(1,739,169)	$314	$(390,370)	$(1,819)	$(392,189)
Issuance of common shares, net of offering costs	4,037,204	308,243	—	—	—	308,243	—	308,243
Issuance of common shares as part of acquisition	115,836	10,673	—	—	—	10,673	—	10,673
Issuance of common shares as payment for license agreements	110,998	10,243	—	—	—	10,243	—	10,243
Issuance of common shares under equity incentive plan	365,554	25,315	(23,933)	—	—	1,382	—	1,382
Non-cash share-based compensation expense	—	—	48,726	—	—	48,726	—	48,726
Net loss	—	—	—	(264,968)	—	(264,968)	(360)	(265,328)
Other comprehensive income	—	—	—	—	95	95	—	95
Balance as of March 31, 2021	65,066,468	$1,604,021	$123,731	$(2,004,137)	$409	$(275,976)	$(2,179)	$(278,155)
Issuance of Common Shares for Pfizer Collaboration Agreement
In November 2021, the Company and Pfizer Inc. entered into a Subscription Agreement (the “Subscription Agreement”). In January 2022, upon expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Company closed the sale of 2,022,581 of its common shares to Pfizer Inc. for $350,000 (the “Share Purchase”), pursuant to the terms of the Subscription Agreement. The estimated fair market value of the shares issued to Pfizer was approximately $252,000, adjusted by a discount for lack of marketability due to certain holding period restrictions, which was valued using an option pricing model (see Note 13).

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Shareholders' Deficit (Continued)
Issuance of Common Shares for KU Leuven Agreement
In January 2022, Biohaven and Katholieke Universiteit Leuven ("KU Leuven") entered into an Exclusive License and Research Collaboration Agreement (the "KU Leuven Agreement") to develop and commercialize first-in-class TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. As consideration, KU Leuven received an upfront cash payment of $3,000 and 15,340 shares valued at $1,779 which were both recorded as research and development expense on the Company’s condensed consolidated statements of operations.
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
Issuance of Common Shares for Acquisition of Kleo Pharmaceuticals, Inc.
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
Issuance of Common Shares for Equity Distribution Agreement
In December 2020, the Company entered into the Equity Distribution Agreement. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $400,000 from time to time through or to the sales agents, acting as our agents or principals. Sales of our common shares, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The sales agents may also sell our common shares by any other method permitted by law. The sales agents are not required to sell any specific amount of securities but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the sales agents and us. The Company issued and sold no shares in the three months ended March 31, 2022, and 939,328 common

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Shareholders' Deficit (Continued)
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
In connection with the BioShin Series A Preferred Shares issuance, BioShin Limited executed the 2020 Equity Incentive Plan ("BioShin 2020 Equity Incentive Plan") and granted options under the BioShin 2020 Equity Incentive Plan to certain employees. The compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. The Company is accounting for the expense being recognized over the requisite service period as non-controlling interest in shareholder's equity. The Company recognized $498 and $360 in non-controlling interest relating to the options for the three months ended March 31, 2022 and 2021, respectively.
In November 2021, the Company, Biohaven Therapeutics Ltd. Atlas Merger Sub ("Merger Sub") and BioShin entered into an Agreement and Plan of Merger (the "Bioshin Merger Agreement"). The Bioshin Merger Agreement provided for the merger of the Merger Sub with and into BioShin, with BioShin surviving the merger as a wholly owned indirect subsidiary of the Company, in accordance with Section 233 of the Cayman Islands Companies Act. As a result of the satisfaction of the closing conditions described in the Biohsin Merger Agreement, on January 6, 2022, each Series A convertible preferred share of BioShin, no par value, other than Excluded Shares (as defined in the Bioshin Merger Agreement) was converted into the right to receive 0.080121 of a common share of the Company and was removed from mezzanine equity. The convertible Series A preferred shares of BioShin converted into 1,232,629 shares of the Company.
10. Accumulated Other Comprehensive Income (Loss)
Shareholders’ deficit included the following activity in accumulated other comprehensive income for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Net unrealized investment gains (losses):
Beginning of period balance	$(323)
Other comprehensive loss(1)	(2,279)
End of period balance	(2,602)

Foreign currency translation adjustments:
Beginning of period balance	250
Other comprehensive loss(1)	(46)
End of period balance	204

Total beginning of period accumulated other comprehensive loss	(73)
Total other comprehensive loss	(2,325)
Total end of period accumulated other comprehensive loss	$(2,398)
(1) There was no tax on other comprehensive loss or amounts reclassified from accumulated other comprehensive income during the period.

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
(1) There was no tax on other comprehensive income during the period or amounts reclassified from accumulated other comprehensive income during the period.
11. Share-Based Compensation
Non-Cash Share-Based Compensation Expense
Non-cash share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three to four years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for stock options, Restricted Share Units ("RSUs"), Performance Share Units ("PSU"), and Employee Share Purchase Plan ("ESPP"), was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2022	2021
Research and development expenses	$33,953	$20,058
Selling, general and administrative expenses	47,875	28,668
Total non-cash share-based compensation expense	$81,828	$48,726
Less: Share-based compensation expense attributable to non-controlling interests	498	360
Share-based compensation expense attributable to Biohaven Pharmaceutical Holding Company Ltd.	$81,330	$48,366
Share-based compensation expense capitalized to inventory during the three months ended March 31, 2022 and 2021 was $962 and $0, respectively.
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
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at March 31, 2022.
As of March 31, 2022, the Company's unrecognized compensation expense related to unvested stock options totaled $105,422, which the Company expects to be recognized over a weighted-average period of 2.23 years. The Company expects approximately 2,592,919 of the unvested stock options to vest over the requisite service period.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11. Share-Based Compensation (Continued)
The following table is a summary of the Company's stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	7,089,727	$40.15
Granted	1,243,000	$128.09
Exercised	(46,665)	$60.06
Forfeited	(3,750)	$63.01
Outstanding as of March 31, 2022	8,282,312	$53.22	7.01	$553,426
Options exercisable as of March 31, 2022	5,689,393	$38.82	6.31	$456,699
Vested and expected to vest as of March 31, 2022	8,282,312	$53.22	7.01	$553,426
Restricted Share Units and Performance Share Units
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
The Company’s PSUs contain performance vesting conditions in addition to a service vesting condition. Vesting of the Company’s PSUs is dependent upon the degree to which the Company achieves its performance goals, which are generally set for a three-year performance period and are approved at the time of grant by the Compensation Committee. The fair value of PSUs granted with service and performance vesting conditions is based on the market price of the Company's common stock on the grant date. Compensation expense is recognized on a straight-line basis over the vesting period, beginning when the accomplishment of the performance vesting conditions become probable. Certain of the PSUs also contain a market vesting condition based on the performance of the Company's common shares relative to a comparator group. The fair value of these PSUs is determined using a Monte Carlo simulation as of the grant date and is recognized over the vesting period.
As of March 31, 2022, there was $159,189 of total unrecognized compensation cost related to Company RSUs and PSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.43 years. The total fair value of RSUs vested during the three months ended March 31, 2022 was $52,844.
The following table is a summary of the RSU and PSU activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	1,218,070	$78.98
Granted	1,064,917	$127.95
Forfeited	(14,085)	$97.19
Vested	(561,296)	$94.12
Unvested as of March 31, 2022	1,707,606	$104.39

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

12.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(116,897)	$(265,328)
Net loss attributable to non-controlling interests	498	360
Deemed dividend upon repurchase of preferred shares in consolidated subsidiary (1)	(92,673)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(209,072)	$(264,968)
Denominator:
Weighted average common shares outstanding—basic and diluted	70,332,274	62,040,715
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(2.97)	$(4.27)
(1) As part of the BioShin Merger Agreement, the Company repurchased the 15,384,613 BioShin Series A Preferred Shares previously classified as mezzanine equity on the condensed consolidated balance sheet in exchange for 1,232,629 shares of the Company with a fair value of $152,673 (see Note 9 for further detail).
The Company’s potential dilutive securities, which include stock options, restricted share units, performance share units, and warrants to purchase common shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders of the Company is the same.
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Options to purchase common shares	8,282,312	8,549,583
Warrants to purchase common shares	100,000	106,751
Restricted share units and performance share units	1,707,606	1,045,519
Total	10,089,918	9,701,853
13.  Collaboration, License and Other Agreements
Commercial and Late-stage Agreements
Pfizer Collaboration
In November 2021, the Company and Pfizer entered into a collaboration and license agreement and a related sublicense agreement (the "Pfizer Collaboration"), pursuant to which Pfizer was granted the exclusive right to commercialize product candidates containing Biohaven's proprietary compound rimegepant (BHV-3000) and may elect to commercialize zavegepant (BHV-3500) (the "Zavegepant Option"), in each case, in all countries worldwide outside of the United States. In January 2022, following the expiration or termination of applicable waiting periods under all applicable antitrust laws and the completion of the Share Purchase (as defined below), the Pfizer Collaboration became effective. In consideration therefor, Pfizer made an upfront cash payment to the Company of $150,000 and a $350,000 equity investment in the Company (as further discussed below).
In November 2021, in connection with the Pfizer Collaboration, the Company and Pfizer Inc. entered into the Subscription Agreement. In January 2022, upon expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Company closed the sale of 2,022,581 of its common shares to Pfizer Inc. for $350,000 (the “Share Purchase”), pursuant to the terms of the Subscription Agreement. The estimated fair market value of the shares issued to Pfizer was approximately $252,000, adjusted by a discount for lack of marketability due to certain holding period restrictions, which was valued using an option pricing model. The issuance resulted in a $98,000 premium paid to the Company above the estimated fair value of the Company's common stock (the "Share Purchase Premium"), which forms part of the transaction price for the Collaboration Agreement as discussed below.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  Collaboration, License and Other Agreements (Continued)
Under the terms of the arrangement, the Company will be eligible to receive an aggregate additional $740,000 in contingent payments based on specified commercial and sales-based milestones for the Licensed Products.
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
Upon closing, the Company identified the following as material distinct performance obligations associated with the Pfizer Collaboration under ASC 606: (i) delivery of the license and sublicense to commercialize Rimegepant outside the U.S.; (ii) a material right for the delivery of the license and sublicense for Zavegepant in conjunction with the Zavegepant Option; (iii) certain future development activities to be performed by the Company, which include clinical development activities, regulatory affairs and the transfer of information required for manufacturing (the "initial development plan"); and (iv) a material right for the Company's obligation to provide product to Pfizer under the Supply Agreement.
The Company believes that the Pfizer Collaboration is a collaboration arrangement as defined in ASC 808, Collaborative Agreements. The Company also believes that Pfizer meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers for all of the performance obligations identified at inception except for the initial development plan. As ASC 808 does not address recognition and measurement, the Company has accounted for the initial development plan performance obligation by analogy to ASC 606.
The transaction price at inception included fixed consideration consisting of the upfront cash payment of $150,000 and the $98,000 Share Purchase Premium. Potential development, regulatory, and sales-based milestones, and royalties, will be accounted for as variable transaction price related to the Licensed Products under ASC 606. Given the uncertain nature of these payments, we determined they were fully constrained as of March 31, 2022 and not included in the transaction price for the collaboration arrangement. We will re-evaluate the transaction price at each reporting period as uncertain events are resolved or other changes in circumstances occur. From inception of the collaboration arrangement through March 31, 2022, there was no change to the transaction price.
The respective standalone value for each of the performance obligations was determined by applying the SSP method and the transaction price was allocated based on the relative SSP method with revenue recognition timing to be determined either by the provision of services or execution or expiration of an option.
The Company used an income approach to estimate the SSP for the Rimegepant license and sublicense, Zavegepant Option, and the Supply Agreement, and a cost approach for estimating the SSP of the initial development plan. The Rimegepant license and sublicense was delivered on the closing date of the collaboration arrangement and revenue allocated to this performance obligation of $194,389 was recorded as collaboration and other revenue on the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2022. Revenue allocated to the Zavegepant Option is deferred as a contract liability until execution or expiration of the option occurs. The initial development plan activities are expected to be delivered over time as the services are performed, with the allocated revenue being recognized over time based on costs incurred to perform the services, since the level of costs incurred over time is thought to best reflect the transfer of services to Pfizer. Revenue allocated to the Supply Agreement is deferred, and will be recognized as product revenue on the condensed consolidated statement of operations over the estimated period of the services.
In January 2022, upon the effectiveness of the agreements, a total contract liability of $53,611 was recorded relating to the remaining performance obligations under the Pfizer Collaboration. Approximately $873 of the initial contract liability was recognized as collaboration and other revenue on the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2022. As of March 31, 2022, the total contract liability relating to the Pfizer Collaboration, which is

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  Collaboration, License and Other Agreements (Continued)
primarily related to our obligations under the initial development plan was $52,738, of which $21,763 was classified as current and recorded to accrued expenses and other current liabilities on the condensed consolidated balance sheet. The remaining $30,975 was recorded to other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2022, and expected to be recognized over several years.
In assessing the Pfizer Collaboration, management exercised considerable judgment in estimating revenue to be recognized, specifically related to estimating the discount for lack of marketability associated with the stock issuance, determining the separate performance obligations under the Collaboration Agreement, and estimating the standalone selling price of those performance obligations.
As of March 31, 2022 the Company had not achieved any milestones under the Pfizer Collaboration.
Yale University Agreement
In September 2013, the Company entered into an exclusive license agreement (the "Yale Agreement") with Yale University to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression. As part of the consideration for this license, the Company issued Yale 250,000 common shares and granted Yale the right to purchase up to 10% of the securities issued in specified future equity offerings by the Company, in addition to the obligation to issue shares to prevent anti-dilution. The obligation to contingently issue equity to Yale was no longer outstanding as of December 31, 2019.
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
For the three months ended March 31, 2022 and 2021, the Company did not record any material expense, or make any royalty or milestone payments under the Yale Agreement.
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
Under the BMS Agreement, the Company is obligated to use commercially reasonable efforts to develop licensed products and to commercialize at least one licensed product using the patent rights licensed from BMS and is solely responsible for all development, regulatory and commercial activities and costs. The Company is also required to reimburse BMS for any fees that BMS incurs related to the filing, prosecution, defending, and maintenance of patent rights licensed under the BMS Agreement. Under the BMS Agreement, BMS transferred to the Company manufactured licensed products, including certain materials that will be used by the Company to conduct clinical trials. The Company's right to sublicense its rights under the BMS agreement, other than to an affiliate or to certain third-party manufacturers, is subject to BMS's prior written

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  Collaboration, License and Other Agreements (Continued)
consent, which cannot be unreasonably withheld or delayed.
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
In November 2020, the Company entered into a further amendment of the BMS Agreement (the “November 2020 BMS Amendment”). Under the November 2020 BMS Amendment, certain exclusivity provisions under the BMS Agreement are waived which permits the Company to develop certain CGRP compounds licensed by the Company from Heptares Therapeutics Limited (“Heptares”). Under the November 2020 Amendment, if the Company initiates clinical development of a Heptares compound prior to July 8, 2023, the Company is obligated to pay BMS certain fees based on net sales of the Heptares compounds from low single percentage to 10% and pay up to $17,500 for each Heptares compound upon the achievement of certain development milestones and up to $150,000 for each Heptares compound upon the achievement of certain commercial milestones. As of March 31, 2022 the Company has not achieved any of the development or commercial milestones for the Heptares compounds. No fees or milestones are due by the Company to BMS for Heptares compounds that begin clinical trials after July 8, 2023.
The BMS Agreement continues to provide the Company with exclusive global development and commercialization rights to rimegepant, zavegepant and related CGRP molecules, as well as related know-how and intellectual property. The Company’s obligations to make development milestone payments to BMS under the BMS Agreement remain unchanged.
In connection with the BMS Agreement, upon FDA approval of NURTEC ODT on February 27, 2020, the Company became obligated to pay BMS $40,000 in milestone payments. The Company recorded the $40,000 in milestone payments as an intangible asset on its condensed consolidated balance sheet in the first quarter of 2020, and is amortizing the expense to cost of sales on its condensed consolidated statements of operations and comprehensive loss over the patent life. The Company paid the $40,000 in milestone payments to BMS during the year ended December 31, 2020.
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
(Unaudited)
13.  Collaboration, License and Other Agreements (Continued)
development milestone expense following the regulatory filing for rimegepant in Europe, which was paid in the second quarter of 2021. In the fourth quarter of 2021, the Company accrued a $5,000 development milestone expense for the planned submission of a New Drug Application to the FDA for intranasal zavegepant in the first half of 2022.
The Company did not record research and development expense related to the BMS Agreement during the three months ended March 31, 2022 and 2021. In addition, for the three months ended March 31, 2022 and 2021, the Company recorded $12,355 and $4,384, respectively, in royalty expense in cost of sales on the condensed consolidated statements of operations and comprehensive loss under the BMS agreement.
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
In connection with the 2018 RPI Funding Agreement, the Company recorded, $14,096 in interest expense on its liability related to sale of future royalties for the three months ended March 31, 2022 and $11,419 in interest expense on its liability related to sale of future royalties for the three months ended March 31, 2021, respectively, The Company paid $4,025 and $736 under the 2018 RPI Funding Agreement during the three months ended March 31, 2022 and March 31, 2021, respectively.
In August 2020, pursuant to the 2020 RPI Funding Agreement, the Company sold sales-based participation rights on global net sales of products containing zavegepant and rimegepant to RPI 2019 IFT for aggregate funding of $250,000, payable in two tranches. For further details on the transaction see Note 7 “Liability Related to Sale of Future Royalties, net.”
In connection with the 2020 RPI Funding Agreement, the Company recorded $3,218 and $2,089 in interest expense for the three months ended March 31, 2022 and March 31, 2021, respectively. The Company recorded payments of $767 during the three months ended March 31, 2022, and payments of $140 under the 2020 RPI Funding Agreement during the three months ended March 31, 2021.
AstraZeneca License Agreement
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
For the three months ended March 31, 2022 and 2021, the Company did not record any material expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  Collaboration, License and Other Agreements (Continued)
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that we entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement"). Under the terms of the Taldefgrobep Alfa License Agreement, the Company will receive worldwide rights to taldefgrobep alfa and BMS will be eligible for regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
Other Agreements
In addition to the agreements discussed above, the Company has entered into various other collaborations, including licensing and development programs, for assets which the Company considers to be early-stage (have not yet entered phase 3 clinical trials). The agreements generally include upfront fees, milestone payments which become payable upon achievement of certain clinical, development, regulatory and sales milestones, as well as royalties calculated as a percentage of product revenue, with rates that vary by agreement.
The Company records milestones and other payments, including funding for research arrangements, which become due under its early-stage agreements to research and development expense in the condensed consolidated statements of operations and comprehensive loss. Amounts recorded for the period were as follows:

	Three months ended March 31,
	2022	2021
Milestone payments	$—	$962
Other payments	4,445	1,579
For the three months ended March 31, 2022 the Company made upfront payments consisting of $3,000 cash and 15,340 shares valued at $1,779 in connection with new agreements. For the three months ended March 31, 2021 the Company made upfront payments consisting of $3,700 cash and 49,504 shares valued at $4,243 in connection with new agreements.
As of March 31, 2022, under these agreements the Company has potential future developmental, regulatory, and commercial milestone payments of up to approximately $216,966, $279,325 and $573,121, respectively. Payments under these agreements generally become due and payable upon achievement of a specified milestone. Because the achievement of these milestones have not been considered probable as of March 31, 2022, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
14.   Commitments and Contingencies
Summarized below are the matters previously described in Note 17 of the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2021, updated as applicable.
Commercial Commitments
The Company's commercial commitments primarily relate to manufacturing preparation services that are enforceable and legally binding on us and that specify all significant terms, including applicable milestone payments and target completion dates, and its commercial car fleet.
Research Commitments
The Company has entered into agreements with several contract research organizations to provide services in connection with its preclinical studies and clinical trials. The Company commits to minimum payments under these arrangements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14.  Commitments and Contingencies (Continued)

for indemnification of directors and officers in specified circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2022, there were no matters which would have a material impact on the Company’s financial results.
15. Income Taxes
The following table provides a comparative summary of the Company's income tax provision and effective income tax rate for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Income tax provision	$24,303	$3,824
Effective income tax rate	26.2%	1.5%
The Company recorded an income tax provision of $24,303 for the three months ended March 31, 2022 compared to a provision for income taxes of $3,824 for the three months ended March 31, 2021. The increase in income tax expense of $20,479 was primarily attributable the mandatory capitalization of R&D expenses effective January 1, 2022 under the Tax Cuts and Jobs Act, offset by an increased benefit to the Company's foreign derived intangible income deduction.
16. Subsequent Events
Kv7 Platform Acquisition
On April 1, 2022, the Company closed the previously announced acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC (“Channel”), a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform (the “Transaction”), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated February 24, 2022.
In consideration for the Transaction, on April 4, 2022, Biohaven made an upfront payment comprised of $35,000 in cash and 493,254 common shares of the Company, valued at approximately $65,000, (“Biohaven Shares”) issued through a private placement. Biohaven has also agreed to pay additional success-based payments comprised of (i) up to $325,000 based on developmental and regulatory milestones through approvals in the United States, EMEA and Japan for the lead asset, BHV-7000 (formerly known as KB-3061), (ii) up to an additional $250,000 based on developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and (iii) up to $562,500 for commercial sales-based milestones of BHV-7000. These contingent milestone payments may be paid in cash or Biohaven Shares at the election of Biohaven, but if Biohaven elects to pay in Biohaven Shares, such amounts are subject to increases of a mid-single-digit percentage increase (or in one case, a ten-percent increase). Additionally, Biohaven has agreed to make scaled royalty payments in cash for BHV-7000 and the pipeline programs, starting at high single digits and peaking at low teens for BHV-7000 and starting at mid-single digits and peaking at low double digits for the pipeline programs.
The Company has also given Knopp the option to request a one-time cash true-up payment from the Company in December 2022 in the event that Knopp continues to hold Biohaven Shares issued as a component of the upfront payment and the value of such shares has declined, subject to certain conditions.
Pfizer Acquisition
On May 9, 2022, the Company, Pfizer and Bulldog (BVI) Ltd., a wholly owned subsidiary of Pfizer (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Pfizer Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Pfizer Merger Agreement, Pfizer will acquire all outstanding shares of Biohaven for $148.50 per share in cash and Merger Sub will merge with and into the Company (the “Pfizer Merger”), with the Company surviving the Pfizer Merger as a wholly owned subsidiary of Pfizer.
In connection with and as a condition to the Pfizer Merger, the Company and Biohaven Research Ltd. (“New Biohaven”) entered into a Separation and Distribution Agreement, dated as of May 9, 2022 (the “Separation Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Separation Agreement, immediately prior to the effective time of the Pfizer Merger: (i) the Company will

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
16. Subsequent Events (Continued)
effect a pre-closing reorganization, which will result in (x) New Biohaven owning, assuming or retaining certain assets and liabilities of the Company and its subsidiaries related to the Company’s pipeline assets and businesses, and (y) the Company owning, assuming or retaining all other assets and liabilities, including those associated with the Company’s platform for the research, development, manufacture and commercialization of calcitonin gene-related peptide receptor antagonists, including rimegepant, zavegepant and the Heptares Therapeutics Limited pre-clinical CGRP portfolio; and (ii) thereafter, the Company will distribute to its shareholders as of the record date all of the issued and outstanding common shares of New Biohaven, no par value, on a pro rata basis (the “Spin-Off”), at a ratio of one New Biohaven Common Share for every two common shares of the Company. Following the Spin-Off, New Biohaven will be a separate public company and the Company will have no continuing common share ownership interest in New Biohaven.
The boards of directors of both Biohaven and Pfizer have unanimously approved the Spin-Off and the Pfizer Merger. Pfizer will pay transaction consideration totaling approximately $11.6 billion in cash. Pfizer will also make payments at the closing of the Pfizer Merger to settle Biohaven’s third party debt and for the redemption of all outstanding shares of Biohaven’s redeemable preferred stock. Following the closing of the Pfizer Merger, New Biohaven will continue to operate under the Biohaven name. New Biohaven will be led by Vlad Coric, MD, as Chairman and CEO, and include other members of the current management team of Biohaven. New Biohaven will be capitalized with $275 million of cash. New Biohaven will also have the right to receive tiered royalties from Pfizer on any annual net sales of rimegepant and zavegepant in the United States in excess of $5.25 billion. Pfizer expects to finance the transaction with existing cash on hand. Pfizer’s acquisition of Biohaven is subject to the completion of the New Biohaven spin-off transaction and other customary closing conditions, including receipt of regulatory approvals and approval by Biohaven’s shareholders. The companies expect the transaction to close by early 2023.
Additional information about the Pfizer Merger Agreement and the Pfizer Merger will be set forth in the Company’s Definitive Proxy Statement on Schedule 14A that will be filed with the SEC.

Form 10-Q Table of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.
Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, the development of the industry in which we operate, the potential achievement of milestones and receipt of payments under our collaboration with Pfizer (“Pfizer”) entered into in November 2021 (the “Pfizer Collaboration”) and the proposed Pfizer Merger and Spin-Off, among other things, may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, the development of the industry in which we operate, the potential achievement of milestones and receipt of payments under the Pfizer Collaboration are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.
Overview
We are a commercial-stage biopharmaceutical company with a portfolio of innovative, best-in-class therapies to improve the lives of patients with debilitating neurological and neuropsychiatric diseases, including rare disorders. Our Neuroinnovation portfolio includes FDA-approved NURTEC ODT (rimegepant) for the acute and preventive treatment of migraine and a broad pipeline of product candidates across five distinct mechanistic platforms: calcitonin gene related peptide ("CGRP") receptor antagonism, glutamate modulation, myeloperoxidase ("MPO") inhibition, Kv7 ion channel activators ("Kv7"), and Myostatin inhibition.

Our clinical-stage milestones include the following:

Drug Name	Indication	1H2021	2H2021	1H2022	2H2022

	Migraine prevention	Approval

	Migraine acute/prevention	Europe Filing 1Q		EU Approval

	Migraine acute (China/Korea)			Topline	China Filing

Zavegepant Small molecule/NCE	Migraine (intranasal)		Topline	US Filing

	Migraine (oral)	Start Phase 3

Troriluzole NCE prodrug of riluzole	Spinocerebellar ataxia			Expected Topline

	Obsessive-Compulsive Disorder (“OCD”)				Complete Enrollment

Verdiperstat NCE oral MPO inhibitor	Amyotrophic Lateral Sclerosis ("ALS")		Complete Enrollment		Topline

Taldefgrobep Alfa Anti-myostatin adnectin	Spinal Muscular Atrophy ("SMA")			Start Phase 3

BHV-7000 Kv7 channel modulator	Focal epilepsy				Start Phase 1

BHV-1100 ARM combo	Multiple Myeloma		Start Phase 1

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
We remain focused on investing in long-term success by driving new-to-brand prescriptions, and ultimately market share, in this rapidly growing oral CGRP market and are continuing to observe a positive return on investment with increasing physician advocacy and attracting a greater pool of patients. We believe that the rapid adoption of NURTEC ODT is evidence of significant unmet need among people with migraine and an associated large acute and preventive therapy market opportunity. We continue to expand commercial payer coverage, with NURTEC ODT now covered by insurance providers reflecting 96% of commercial lives.
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
Temporomandibular Disorder
In the first quarter of 2022, we received “Study May Proceed” communications from the FDA regarding our proposed clinical trial for the use of NURTEC ODT in temporomandibular disorder ("TMD"). TMD is a disorder of the jaw muscles, temporomandibular joints, and the nerves associated with chronic facial pain. We expect to commence a clinical trial during the second quarter of 2022.
International Health Authority Interactions
Scientific advice for rimegepant for acute and preventive migraine treatment was received from the CHMP, a committee of the European Medicines Agency, in June and December 2018, respectively. In the first quarter of 2021, we submitted the MAA for rimegepant dual indication, inclusive of acute treatment and prevention of migraine. In April 2022, the European Commission ("EC") approved rimegepant 75 mg (available as an orally dissolving tablet), intended for the prophylaxis and acute treatment of migraine. VYDURA™ (rimegepant) will be the commercial name for rimegepant in the EU. The full indication for VYDURA is the acute treatment of migraine with or without aura in adults and preventive treatment of episodic migraine in adults who have at least four migraine attacks per month. The Marketing Authorization follows the recommendation for approval by CHMP in February 2022. The EC approval will be valid for all 27 EU member states as well as Iceland, Liechtenstein and Norway and local reimbursement approval will follow. Assessment of the MAA by the Medicines & Healthcare products Regulatory Agency ("MHRA") is underway and approval is expected to shortly follow in the United Kingdom.
Filings in Israel and the Middle East began in 2020. In March 2021, we received approval for rimegepant in Israel and the UAE for the acute treatment of migraine. In the fourth quarter of 2021, we received approval for rimegepant in Israel for the preventive treatment of episodic migraine in adults and in Kuwait for the acute treatment of migraine in adults. We expect further approvals in 2022.
With respect to Japan, we have engaged the Pharmaceuticals and Medical Devices Agency ("PMDA")
on a path forward, and initiation of Phase 2/3 bridging studies are anticipated to begin mid-2022.
In January 2019, we and our subsidiary, BioShin (Shanghai) Consulting Services Company Ltd. (“BioShin Shanghai”), a Shanghai based limited liability company, jointly announced that the National Medical Products Administration (“NMPA,” formerly, the China FDA) had accepted the IND application for rimegepant for the treatment of migraine. As previously announced, BioShin Shanghai was established to develop and potentially commercialize our late-stage migraine and neurology portfolio in China and other Asia-Pacific markets. Following the results of Study 303, we submitted a second IND application to the NMPA for the Zydis ODT formulation of rimegepant for the acute treatment of migraine. The IND application for the Zydis ODT formulation of rimegepant was accepted by the NMPA in the fourth quarter of 2019. In September 2020, BioShin Limited ("BioShin"), our subsidiary and the parent organization of BioShin Shanghai, raised $60.0 million in series A funding (the "BioShin Funding") which was used to build out BioShin in China and advance our clinical portfolio in the Asia-Pacific region.
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
Pursuant to the terms of our Pfizer Collaboration, we will continue to perform development activities required for the regulatory approval of rimegepant and zavegepant in all countries outside of the U.S. ("the

Territory"). The development activities are to be performed under a mutually agreed-upon development plan. In addition, Pfizer has the right to conduct certain development activities in the Territory and will be the marketing authorization holder in all countries in the Territory where permitted under applicable law.
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
In January 2021, we announced the initiation of the Phase 3 clinical trial for the use of intranasal zavegepant for the acute treatment of migraine and in December 2021, we announced top-line results. The results of the study showed that zavegepant was statistically superior to placebo on the co-primary endpoints of pain freedom (24% vs 15%, p <.0001) and freedom from most bothersome symptom (40% vs 31%, p = 0.0012) at 2 hours. Zavegepant was superior to placebo demonstrating pain relief as early as 15 minutes, with patients achieving return to normal function as early as 30 minutes after dosing (p < 0.006). The efficacy benefits of zavegepant were durable, including superiority versus placebo (p < 0.05) on: sustained pain freedom 2 to 24 hours; sustained pain freedom 2 to 48 hours; sustained pain relief 2 to 24 hours; and sustained pain relief 2 to 48 hours. Based upon these results, combined with our prior positive Phase 2/3 trial, we plan to proceed with regulatory submissions in the United States and other countries and submitted an NDA for intranasal zavegepant with the FDA in the first quarter of 2022.
Preventative Treatment of Migraine
In September 2020, we announced that the FDA authorized the initiation of clinical trials for oral zavegepant and that we had achieved first in human dosing in a Phase 1 trial designed to assess the safety and pharmacokinetics of oral formulations of zavegepant. In March 2021, we announced that our Phase 2/3 clinical program to assess the efficacy of oral zavegepant in the preventive treatment of migraine began enrollment. The Phase 2/3 trial is ongoing with enrollment expected to complete in the first half of 2023.
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
Glutamate Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is in multiple Phase 3 trials. Other product candidates include BHV-5500, which is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
Troriluzole
Ataxias
We are developing troriluzole for the treatment of ataxias; our initial focus has been spinocerebellar ataxia

("SCA"). We have received both orphan drug designation and fast track designation from the FDA for troriluzole for the treatment of SCA. Orphan designation was also received from EMA. A Phase 3 trial began enrollment in March 2019 to evaluate the efficacy of troriluzole in SCA. We believe that the non-statistically significant clinical observations from our first Phase 2/3 trial and open-label extension phase in SCA support our decision to advance troriluzole into a Phase 3 trial that could provide the data needed to serve as the basis for an NDA. We completed enrollment in the Phase 3 trial of troriluzole in SCA in the first quarter of 2021. Results are expected in the second quarter of 2022.
Other Indications
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. The Phase 2/3 study results were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed consistent numerical improvement over placebo on the Yale-Brown Obsessive Compulsive Scale (Y-BOCS) at all study timepoints (weeks 4 to 12) but did not meet the primary outcome measure at week 12 (p = 0.22 at week 12), including significant improvement at week 8 (p < 0.05). Troriluzole was well tolerated with a safety profile consistent with past clinical trial experience. Given the strong signal in the Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in the Phase 3 program. Two Phase 3 studies are currently ongoing with enrollment expected to complete in the second half of 2022.
In addition, a Phase 2/3 double-blind, randomized, controlled trial of troriluzole in the treatment of mild-to-moderate Alzheimer’s disease ("AD") was advanced with the Alzheimer’s Disease Cooperative Study, a consortium of sites funded by the National Institutes of Health. In January 2021, topline data from the trial revealed that troriluzole did not statistically differentiate from placebo at 48 weeks on the study's prespecified co-primary endpoints on the Alzheimer's Disease Assessment Scale-Cognitive Subscale ("ADAS-cog") and the Clinical Dementia Rating Scale Sum of Boxes in study participants with mild-to-moderate AD. Troriluzole also did not differentiate from placebo on the key secondary measure of hippocampal volume assessed by magnetic resonance imaging (MRI) in the overall population. A subgroup analysis consisting only of mild AD patients did, however, reveal that troriluzole exhibited a nonsignificant numerical difference of a potential benefit at week 48 on both the ADAS-cog and hippocampal volumetric MRI. Although the numerical effects on the ADAS-cog and hippocampal MRI measured in mild AD patients suggests a potential biologic effect of troriluzole in patients with early stage disease, additional analyses and biomarker data will be informative and help determine whether any further study in early AD is warranted. With regard to safety and tolerability, treatment with troriluzole at a dose of 280 mg once daily was relatively well tolerated and demonstrated a safety profile consistent with previous studies of troriluzole. In December 2021, we completed an ongoing long-term extension study of troriluzole in AD for mild AD patients.
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
International Development
In the third quarter of 2020, BioShin raised $60.0 million in series A funding which will be used to build out BioShin Limited in China and advance our clinical portfolio in the Asia-Pacific region, including initiating sites in China to participate in the global registrational trial of troriluzole in SCA. In December 2021, in connection with entering into the Collaboration Agreement with Pfizer,we merged BioShin into a Biohaven subsidiary. BioShin completed enrollment for the SCA trial in China in the first quarter of 2021 with results expected in the first half of 2022.
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

MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of neurodegenerative diseases. One potential target indication is ALS. In September 2019, we announced that verdiperstat was selected to be studied in the Phase 3 HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital in collaboration with the Northeast ALS Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. The Phase 3 HEALEY ALS Platform Trial of verdiperstat began enrollment in July 2020. Enrollment in the trial was completed in November 2021, with results expected in the second half of 2022.
Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. Seven clinical studies have been completed by AstraZeneca, including four Phase 1 studies in healthy subjects, two Phase 2a studies in subjects with Parkinson’s disease, and one Phase 2b study in subjects with MSA. We have entered into an exclusive license agreement with AstraZeneca for the product candidate.
Myostatin Platform
Taldefgrobep Alfa
In February 2022, we announced that we entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin. Myostatin is a natural protein that limits skeletal muscle growth, an important process in healthy muscular development. However, in patients with neuromuscular diseases, active myostatin can critically limit the growth needed to achieve developmental and functional milestones. Myostatin inhibition is a promising therapeutic strategy for enhancing muscle mass and strength in a range of pediatric and adult neuromuscular conditions. Taldefgrobep is a muscle-targeted treatment for neuromuscular disease and offers the opportunity for combination therapy. We plan to initiate a Phase 3 clinical trial of taldefgrobep in SMA in mid-2022. SMA is a rare, progressively debilitating motor neuron disease in which development and growth of muscle mass are compromised, resulting in progressive weakness and muscle atrophy, reduced motor function, impaired quality of life and often death.
Kv7 Platform
BHV-7000
In February 2022, we announced that we entered into a definitive agreement with Channel Biosciences,
LLC, a subsidiary of Knopp Biosciences, LLC, to acquire a Kv7 channel targeting platform, adding the latest advances in ion-channel modulation to our growing neuroscience portfolio. BHV-7000 (formerly known as KB-3061) is the lead asset from the Kv7 platform and is a potentially best-in-class potassium channel activator with a preclinical profile suggestive of a wide therapeutic index, high selectivity, and significantly reduced GABA-ergic activity. We expect to bring BHV-7000 to the clinic in the second half 2022 in preparation for a development program in focal epilepsy.
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
Artizan Biosciences, Inc.
In December 2020, we entered into an Option and License Agreement with Artizan Biosciences Inc. ("Artizan"), a biotechnology company focused on addressing inflammatory diseases involving the human intestinal microbiota. Pursuant to the agreement, we acquired an option to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products. Artizan will use the proceeds to continue advancing the preclinical research and development of its lead program for inflammatory bowel disease, which is anticipated to enter the clinic in 2022, as well as to explore additional disease targets. In November 2021, we announced a collaborative therapeutic discovery and development program in Parkinson’s disease ("PD"), to exploit recent scientific advances in the understanding of pathogenic roles played by the gut microbiome in PD.
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
Reliant Glycosciences, LLC
In July 2021, Biohaven entered into a development and license agreement with Reliant Glycosciences, LLC ("Reliant") for collaboration on a program with Biohaven Labs’ multifunctional molecules to develop and commercialize conjugated antibodies for therapeutic uses relating to IgA nephropathy and treatment of other diseases and conditions. Under the Agreement, Reliant was entitled to an upfront share payment and will be eligible to receive development milestone payments and royalties of net sales of licensed products.
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
Recent Developments
The following is a summary of key developments affecting our business in 2022.

Pfizer Acquisition
On May 9, 2022, the Company, Pfizer and Bulldog (BVI) Ltd., a wholly owned subsidiary of Pfizer (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Pfizer Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Pfizer Merger Agreement, Pfizer will acquire all outstanding shares of Biohaven for $148.50 per share in cash and Merger Sub will merge with and into the Company (the “Pfizer Merger”), with the Company surviving the Pfizer Merger as a wholly owned subsidiary of Parent.
In connection with and as a condition to the Pfizer Merger, the Company and Biohaven Research Ltd. (“New Biohaven”) entered into a Separation and Distribution Agreement, dated as of May 9, 2022 (the “Separation Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Separation Agreement, immediately prior to the effective time of the Pfizer Merger: (i) the Company will effect a pre-closing reorganization, which will result in (x) New Biohaven owning, assuming or retaining certain assets and liabilities of the Company and its subsidiaries related to the Company’s pipeline assets and businesses, and (y) the Company owning, assuming or retaining all other assets and liabilities, including those associated with the Company’s platform for the research, development, manufacture and commercialization of calcitonin gene-related peptide receptor antagonists, including rimegepant, zavegepant and the Heptares Therapeutics Limited pre-clinical CGRP portfolio; and (ii) thereafter, the Company will distribute to its shareholders as of the record date all of the issued and outstanding common shares of New Biohaven, no par value, on a pro rata basis (the “Spin-Off”), at a ratio of one New Biohaven Common Share for every two common shares of the Company. Following the Spin-Off, New Biohaven will be a separate public company and the Company will have no continuing common share ownership interest in New Biohaven.
Following the closing of the Pfizer Merger, New Biohaven will continue to operate under the Biohaven name. New Biohaven will be led by Vlad Coric, MD, as Chairman and CEO, and include other members of the current management team of Biohaven. At distribution, New Biohaven will be capitalized with $275 million in cash. New Biohaven will also have the right to receive tiered royalties from Pfizer on any annual net sales of rimegepant and zavegepant in the United States in excess of $5.25 billion. Pfizer expects to finance the transaction with existing cash on hand. Pfizer’s acquisition of Biohaven is subject to the completion of the New Biohaven spin-off transaction and other customary closing conditions, including receipt of regulatory approvals and approval by Biohaven’s shareholders. The companies expect the transaction to close by early 2023.
Pfizer Collaboration Agreement
In November 2021, we entered into the Pfizer Collaboration, pursuant to which Pfizer would commercialize the product candidates containing the Company's proprietary compounds rimegepant (BHV-3000) and gains rights to zavegepant (BHV-3500) (the "Licensed Products") in all countries worldwide outside of the United States. In consideration thereof, in January 2022 Pfizer made an upfront payment of $150.0 million to Biohaven upon receipt of the requisite regulatory approvals needed for the effectiveness of the Collaboration Agreement. In addition, in January 2022 Pfizer purchased $350.0 million worth of Biohaven common shares at approximately $173.05 per share, equal to 125% of the volume weighted average price per share for the 20 consecutive trading days prior to the signing. We will be eligible to receive an aggregate additional $740.0 million in contingent payments based on specified commercial and sales-based milestones for the Licensed Products.
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
Merger Agreement with BioShin
On November 9, 2021, we entered into an agreement and plan of merger (the “Bioshin Merger Agreement”) with BioShin. The Bioshin Merger Agreement provides for the merger of a wholly owned indirect subsidiary of the Company with and into BioShin, with BioShin surviving the merger as a wholly owned indirect subsidiary of the Company (the “BioShin Merger”). As a result of the satisfaction of the closing conditions described in the BioShin Merger Agreement, on January 6, 2022, each Series A convertible preferred share of BioShin, no par value, other than Excluded Shares (as defined in the BioShin Merger Agreement), was converted into the right to receive 0.080121 of a Biohaven common share.
KU Leuven Agreement
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
Kv7 Platform Acquisition
On April 1, 2022, we closed the previously announced acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC (“Channel”), a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform (the “Transaction”), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated February 24, 2022.
In consideration for the Transaction, on April 4, 2022, we made an upfront payment comprised of $35 million in cash and 493,254 Biohaven common shares, valued at approximately $65 million, (“Biohaven Shares”) issued through a private placement. We also agreed to pay additional success-based payments comprised of (i) up to $325 million based on developmental and regulatory milestones through approvals in the United States, EMEA and Japan for the lead asset, BHV-7000 (formerly known as KB-3061), (ii) up to an additional $250 million based on developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and (iii) up to $562.5 million for commercial sales-based milestones of BHV-7000. These contingent milestone payments may be paid in cash or Biohaven Shares at our election, but if we elect to pay in Biohaven Shares, such amounts are subject to increases of a mid-single-digit percentage increase (or in one case, a ten-percent increase). Additionally, we agreed to make scaled royalty payments in cash for BHV-7000 and the pipeline programs, starting at high single digits and peaking at low teens for BHV-7000 and starting at mid-single digits and peaking at low double digits for the pipeline programs.
We have also given Knopp the option to request a one-time cash true-up payment from us in December 2022 in the event that Knopp continues to hold Biohaven Shares issued as a component of the upfront payment and the value of such shares has declined, subject to certain conditions.
Taldefgrobep Alfa Platform License
In February 2022, following the transfer of intellectual property we announced that we entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa, a novel, Phase 3-ready anti-myostatin adnectin. The in-licensing of taldefgrobep expands our portfolio of innovative, late-stage product candidates for the treatment of neurologic, neuroinflammatory, and psychiatric indications. Under the terms of the agreement, we will receive worldwide rights to taldefgrobep alfa and BMS will be eligible for regulatory approval milestone payments, as well as tiered, sales-based royalty percentages from the high teens to the low twenties (see Note 13). We plan to initiate a Phase 3 clinical trial of taldefgrobep alfa in SMA in 2022.
Components of Our Results of Operations
Product Revenue, Net
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
Collaboration and other revenue
We enter into licensing and collaboration agreements in which we are entitled to receive up-front payments, certain milestone payments and royalties. In November 2021, we entered into a collaboration and license agreement and related sublicense agreement with Pfizer, pursuant to which Pfizer would commercialize the Licensed Products in all countries worldwide outside of the United States (see Note 13).
Pursuant to ASC 606, during the three months ended March 31, 2022 we recorded a portion of the transaction price received in connection with the Collaboration Agreement to collaboration and other revenue on the condensed consolidated statements of operations and comprehensive loss for the amount representing performance obligations which had been satisfied during the period, including the transfer of intellectual property to Pfizer.
Operating Expenses
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of NURTEC, including third-party manufacturing costs,

packaging services, freight-in, third-party royalties payable on our net product revenues and amortization of intangible assets associated with NURTEC ODT.
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
Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will remain significant over the next several years as we increase personnel costs,conduct late-stage clinical trials, and prepare regulatory filings for our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, commercial, finance, business, corporate development and other administrative functions; and non-cash share-based compensation expense. Selling, general and administrative expenses also include facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; professional fees for expenses incurred under agreements with third parties relating to the commercialization of NURTEC ODT; and for public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.
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
Change in Fair Value of Derivatives
The fair value of the derivative liability recognized in connection with the Series B Preferred Shares Forward Contracts is determined using discounted cash flow and Monte Carlo valuation methods. As inputs into the valuation, we considered the probability of occurrence of certain change of control events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivative is recorded on the condensed consolidated balance sheets as a Series B preferred shares forward contact with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
Interest Expense on Liability Related to Sale of Future Royalties
We have accounted for the 2018 RPI Funding Agreement and a unit of accounting of the 2020 RPI Funding Agreement with RPI Trust both as liability financings, primarily because they have significant continuing involvement in generating the future revenue on which the royalties are based. The liabilities related to sale of future royalties and the related interest expense are measured based on our current estimate of the timing and amount of future royalties expected to be paid over the estimated terms of the 2018 RPI Funding Agreement and 2020 RPI Funding Agreement. The liabilities are amortized using the effective interest rate method, resulting in recognition of interest expense over the estimated term of the agreement. Each reporting period, we assess the estimated timing and amount of future expected royalty payments over the estimated terms. If there is a change to one of the estimates, we recognize the impact to the liability’s amortization schedule and the related interest expense prospectively. Our estimate of the amount of expected future royalties to be paid considers the probability of success of compounds not yet approved for sale, and market penetration rates, compliance rate, and net pricing of both NURTEC ODT and compound not yet approved for sale. Additionally, the transaction costs associated with the liabilities will be amortized to interest expense over the estimated term of the 2018 RPI Funding Agreement and 2020 RPI Funding Agreement, respectively.
Gain from Equity Method Investment
Prior to our acquisition of Kleo in January 2021, we owned approximately 41.9% of the outstanding shares as of December 31, 2020, and accounted for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period was included in other income (expense), net, in our condensed consolidated statements of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our condensed consolidated balance sheet.
On January 4, 2021, we acquired the rest of the shares of Kleo, and post-transaction we own 100% of the outstanding shares of Kleo.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreements with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement and profit from US commercial sales of NURTEC ODT, BPI was profitable during the three months ended March 31, 2022 and 2021, and BPI is subject to taxation in the United States.
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
We continue to maintain a valuation allowance against our US deferred tax assets. We periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to excess research and development ("R&D") credit carryforwards as of March 31, 2022. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. We anticipate the commercialization of NURTEC ODT will result in future earnings and believe sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release is subject to change on the basis of the level of profitability that we are able to actually achieve.
In January 2021, we completed the acquisition of Kleo. The acquisition and inclusion of Kleo did not result in a material impact on the provision for income taxes or the effective tax rate for the three months ended March 31, 2022 or 2021. We recorded a full valuation allowance against our Kleo US deferred tax assets and will periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to Kleo’s cumulative loss history. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.
We recorded income tax provisions during the three months ended March 31, 2022 and 2021 of $24.3 million and $3.8 million. The income tax provisions recorded primarily represent certain state taxes for the period and US federal taxes due to general business credit limitations and the mandatory capitalization of R&D expenses effective January 1, 2022 under the Tax Cuts and Jobs Act.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following tables summarize our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
In thousands
Revenues:
Product revenue, net	$123,590	$43,823	$79,767
Collaboration and other revenue	195,262	—	195,262
Total revenues	318,852	43,823	275,029
Operating expenses:
Cost of sales	26,342	12,862	13,480
Research and development	119,099	107,111	11,988
Selling, general and administrative	227,243	159,523	67,720
Total operating expenses	372,684	279,496	93,188
Loss from operations	(53,832)	(235,673)	181,841
Other income (expense):
Interest expense	(17,216)	(7,731)	(9,485)
Interest expense on mandatorily redeemable preferred shares	(7,917)	(7,943)	26
Interest expense on liability related to sale of future royalties	(17,314)	(13,508)	(3,806)
Change in fair value of derivatives	3,604	(210)	3,814
Gain from equity method investment	—	5,261	(5,261)
Other income (expense), net	81	(1,700)	1,781
Total other expense, net	(38,762)	(25,831)	(12,931)
Loss before provision for income taxes	(92,594)	(261,504)	168,910
Provision for income taxes	24,303	3,824	20,479
Net loss	(116,897)	(265,328)	148,431
Net loss attributable to non-controlling interests	498	360	138
Deemed dividend upon repurchase of preferred shares in consolidated subsidiary	(92,673)	—	(92,673)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(209,072)	$(264,968)	$55,896
Product revenue, net
Net product revenue was $123.6 million for the three months ended March 31, 2022, compared to $43.8 million for the three months ended March 31, 2021. The increase of $79.8 million in net product revenues is due to both increased NURTEC ODT sales volume and improvements in net price realization due to decreases in sales allowances during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Sales allowances and accruals mostly consisted of patient affordability programs, distribution fees and rebates.
Collaboration and other revenue
Collaboration and other revenue was $195.3 million for the three months ended March 31, 2022. No collaboration and other revenue was recognized for the three months ended March 31, 2021. The collaboration and other revenue recognized during the three months ended March 31, 2022 was primarily due to $194.4 million recognized upon the satisfaction of our performance obligation for the delivery of the license and sublicense to commercialize Rimegepant outside the U.S. as part of our Collaboration Agreement with Pfizer (see Note 13).
Cost of Sales
Cost of sales was $26.3 million for the three months ended March 31, 2022, compared to $12.9 million for the three months ended March 31, 2021. Our cost of sales is related to royalties on net sales payable to BMS under a license agreement, manufacturing costs for NURTEC ODT, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 13 "Collaboration, License and Other Agreements"

to our condensed consolidated financial statements for more information on the BMS agreements. The increase of $13.5 million in costs of goods sold was primarily due to increased NURTEC ODT sales during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	Change
In thousands
Direct research and development expenses by program:
Rimegepant	$19,116	$16,992	$2,124
Troriluzole	13,517	16,614	(3,097)
Zavegepant	7,474	22,748	(15,274)
Verdiperstat	5,079	6,788	(1,709)
TRPM3	5,877	—	5,877
Other programs	5,668	4	5,664
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	51,161	30,677	20,484
Preclinical research programs	6,071	10,482	(4,411)
Other	5,136	2,806	2,330
Total research and development expenses	$119,099	$107,111	$11,988
R&D expenses, including non-cash share-based compensation costs, were $119.1 million for the three months ended March 31, 2022, compared to $107.1 million for the three months ended March 31, 2021. The increase of $12.0 million was primarily due to an increase of $20.5 million in personnel costs related to increases in headcount and $5.9 million related to TRPM3 program expenses resulting from our December 2021 agreement with KU Leuven to develop and commercialize TRPM3 antagonists. These increases were partially offset by a decrease in program expense for zavegepant of $15.3 million, primarily due to the conclusion of a Phase 3 clinical trial for the acute treatment of migraines in December 2021 with positive topline results. Non-cash share-based compensation expense was $34.0 million for the three months ended March 31, 2022, an increase of $13.9 million as compared to the same period in 2021. The increase in non-cash share-based compensation expense was primarily due to increases in headcount and our annual equity incentive awards granted in the first quarter of 2022 which had an increased fair value per award than the annual equity incentive awards granted in the first quarter of 2021.
Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $227.2 million for the three months ended March 31, 2022, compared to $159.5 million for the three months ended March 31, 2021. The increase of $67.7 million was primarily due to increases in spending to support the increased commercial sales of NURTEC ODT, including the launch of NURTEC ODT for the preventative treatment of migraine which was approved by the FDA in May of 2021. The increased spending included increases in marketing and advertising expenses, professional fees and non-cash share based compensation. Less than half of the SG&A expense was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $47.9 million for the three months ended March 31, 2022, an increase of $19.2 million as compared to the same period in 2021. The increase in non-cash share-based compensation expense was primarily due to increases in headcount and our annual equity incentive awards granted in the first quarter of 2022 which had an increased fair value per award than the annual equity incentive awards granted in the first quarter of 2021.
Other Expense, Net
Other expense, net was $38.8 million for the three months ended March 31, 2022, compared to net expense of $25.8 million for the three months ended March 31, 2021. The increase of $12.9 million in net expense was primarily due to increased interest expense as a result of additional borrowings under our debt facility and a gain from equity method investment recognized in the first quarter of 2021 related to the acquisition of Kleo Pharmaceuticals, Inc.
Provision for Income Taxes
We recorded an income tax provision of $24.3 million for the three months ended March 31, 2022, compared to a provision for income taxes of $3.8 million for the three months ended March 31, 2021. The increase in income tax expense of $20.5 million was primarily attributable the mandatory capitalization of R&D expenses effective January 1, 2022 under the Tax

Cuts and Jobs Act, offset by an increased benefit to the Company's foreign derived intangible income deduction.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have funded our operations primarily with proceeds from sales of our common and preferred equity, sales of revenue participation rights related to future royalties, proceeds from a senior secured credit facility and the Collaboration Agreement with Pfizer. In addition, we began to generate net product revenue in the first quarter of 2020 in conjunction with the launch of our first product, NURTEC ODT.
As of March 31, 2022, we had cash and cash equivalents of $169.1 million, excluding restricted cash of $5.3 million. Cash in excess of immediate requirements is invested in marketable securities with a view to liquidity and capital preservation. As of March 31, 2022, we had marketable securities of $433.4 million. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
In thousands
Net cash used in operating activities	$(23,644)	$(205,674)	$182,030
Net cash (used in) provided by investing activities	(244,270)	119,769	(364,039)
Net cash provided by financing activities	267,991	421,015	(153,024)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(46)	14	(60)
Net increase in cash, cash equivalents and restricted cash	$31	$335,124	$(335,093)
Operating Activities
During the three months ended March 31, 2022, we used $23.6 million of cash in operating activities, a decrease of $182.0 million as compared to the three months ended March 31, 2021. The decrease in cash used in operations was primarily due to $248.0 million in upfront consideration received from Pfizer at the closing of the Collaboration Agreement, partially offset by increased costs related to commercial sales of NURTEC ODT.
Investing Activities
During the three months ended March 31, 2022, we used $244.3 million of cash in investing activities, an increase of $364.0 million as compared to the three months ended March 31, 2021. The increase in cash used in investing activities was primarily due to an increase of $246.8 million of purchases of marketable securities and a decrease of $113.4 million in sales of marketable securities during the three months ended March 31, 2022.
Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $268.0 million, a decrease of $153.0 million compared to the three months ended March 31, 2021.  The decrease in cash provided by financing activities was primarily due to a decrease in proceeds from the issuance of common shares of $56.7 million and a decrease in proceeds from the obligation to perform R&D services of $100.0 million during the three months ended March 31, 2022.
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
We are also entitled to tiered, escalating royalties from the upper teens to twenty percent of net sales of Licensed Products in the Territory. In general, Pfizer’s obligation to pay royalties continues on a product-by-product and country-by-country basis until the latest of ten years after the first commercial sale of such product in such country, the expiration of the patent rights covering such product in such country or the expiration of the period of exclusivity applicable to such product in such country. In addition to the upfront payments, contingent payments and royalties described above, Pfizer will also compensate us for a pro-rata share of certain of our sales-based milestone obligations owed to BMS under the BMS License, and related net sales royalties owed to BMS and RPI that result from Pfizer’s commercialization and sale, respectively, of the Licensed Products in the Territory. See Note 13,

"Collaboration, License and Other Agreements" to the Condensed Consolidated Financial Statements included in this report for additional information regarding our Collaboration Agreement with Pfizer.
Credit Facility
In August 2020, we entered into a financing agreement, as amended, with the Lenders pursuant to which the Lenders agreed to extend a senior secured credit facility to the Company providing for term loans in an aggregate principal amount up to $500.0 million, plus any capitalized interest paid in kind. We drew an Initial Term Loan of $275.0 million at closing in August 2020 (the "Initial Term Loan" and had $100.0 million of immediately available delayed draw term loan commitments and $125.0 million of delayed draw term loans available upon achievement of the Delay Draw Sales Milestone (as defined in the Sixth Street Financing Agreement).
In March 2021, we entered into Amendment No. 1 (the "First Amendment") to the financing agreement pursuant to which the parties agreed to, among other things, remove the Delayed Draw Sales Milestone tied to the availability of the $125.0 million tranche of delayed draw term loans. In August 2021, we drew the $125.0 million tranche of delayed draw term loans (the "DDTL-2").
In September 2021, we entered into Amendment No. 2 (the “Second Amendment”) to the financing agreement. Pursuant to the Second Amendment, the parties agreed to, among other things, increase the size of the credit facility by providing for additional term loans in an aggregate principal amount of $250.0 million for a total facility size of $750.0 million plus any capitalized interest paid in kind. At the closing of the Second Amendment, we drew an initial term loan of $125.0 million (the "2021 Term Loan") and $100.0 million of delayed draw term loan commitments (the "DDTL-1"). The remaining $125.0 million in delayed draw term loan commitments (the "2021 DDTL Commitment") was available to be drawn by the Borrowers until December 31, 2021 (the "Delayed Draw Term Loan Commitment Termination Date").
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
2020 Loans
In August 2020, we borrowed the Initial Term Loan for total proceeds of $262.2 million, net of discounts and issuance costs. In August 2021, we borrowed the DDTL-2 for total proceeds of $123.8 million, net of discounts and issuance costs. The DDTL-2 was borrowed under the same financing terms as the Initial Term Loan. The Initial Term Loan and the DDTL-2 (collectively, the "August 2020 Loans") become due and payable in August 2025. The August 2020 Loans accrue interest at a variable rate, with interest paid on a quarterly basis. The interest rate on the August 2020 Loans as of March 31, 2022 was 10.01%. We have the option to pay-in-kind up to 4.0% interest per annum for the first two years and have elected to pay-in-kind the maximum amount for all interest payments as of March 31, 2022. The proceeds from the August 2020 Loans are being used for general corporate purposes.
2021 Loans
In September 2021, we borrowed the 2021 Term Loan for total proceeds of $119.7 million and the DDTL-1 for total proceeds of $97.8 million, both net of discounts and issuance costs. The 2021 Term Loan and the DDTL-1 (collectively, the "September 2021 Loans") become due and payable in September 2026. The September 2021 Loans accrue interest at a variable rate, with interest paid on a quarterly basis. The interest rate on the September 2021 Loans as of March 31, 2022 was 9.26%. We have the option to pay-in-kind up to 4.0% interest per annum for the first two years that the loans are outstanding. The proceeds from the September 2021 Loans are being used for general corporate purposes.
As of March 31, 2022, we have $125.0 million in delayed draw term loan commitments still available to borrow under the Sixth Street Financing Agreement until June 30, 2022. If drawn, the loans will be borrowed under the same financing terms as the September 2021 Loans.
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
As of March 31, 2022, we have issued and sold 939,328 common shares for net proceeds of approximately $78.7 million all in the first quarter of 2021 under the Equity Distribution Agreement.

Series B Preferred Shares Forward Contracts
In August 2020, we entered into the Series B preferred share agreement, whereby RPI will invest in the Company through the purchase of up to 3,992 Series B preferred shares at a price of $50,100 per share for aggregate proceeds of approximately $200.0 million (the "RPI Series B Preferred Share Agreement"). The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. We are required to redeem the Series B Preferred Shares for 1.77 times the original purchase price, payable beginning March 31, 2025 in equal quarterly installments through December 31, 2030. The gross proceeds from the transaction with RPI will be used for the clinical development of zavegepant and other general corporate purposes
As of March 31, 2022, we have issued 1,697 Series B preferred shares to RPI for proceeds of $85.0 million.
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
As of May 10, 2022, the issuance date of our condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities as of March 31, 2022, our future operating cash flows from sales of NURTEC ODT, the funds available from the Sixth Street Financing Agreement, Series B Preferred Shares receipts, product sales and other proceeds from our Pfizer Collaboration will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. We may need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
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
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 14, "Commitments and Contingencies" to our Condensed Consolidated Financial Statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for further discussion of commitments and contingencies.
Critical Accounting Policies and Significant Judgments and Estimates
We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Our preparation of our condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results

Form 10-Q Table of Contents
could therefore differ materially from these estimates under different assumptions or conditions.
Excluding the discussion below, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on February 25, 2022.
Revenue Recognition - Collaboration and other revenue
We recognize revenue associated with our collaboration arrangement, which may require us to exercise considerable judgment in estimating revenue to be recognized, including judgments made on initial accounting and judgments associated with the amount of revenue to be recognized over time as performance obligations are satisfied.
Significant judgment is required to apply the authoritative accounting guidance at the outset of a collaboration arrangement, and over time, as detailed below:
•Measurement of the transaction price - determining the transaction price includes varying levels of judgment. Where amounts are fixed and paid, such as upfront payments, estimation is not required. However, other elements of the transaction price do require estimation or assumptions by management. The calculation of a share issuance premium requires the use of a valuation model for purposes of determining the fair value of the shares for financial reporting purposes, with any resulting premium impacting the transaction price, which ultimately impacts the measurement of revenue.
•Allocation of the transaction price to the performance obligations - there is significant judgment required to allocate the transaction price to performance obligations. Generally, this is done by estimating the standalone selling price of identified performance obligations, and allocating on a relative value basis. The estimate of standalone selling price includes several assumptions that cannot be observed, which may include forecasted revenue, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The standalone selling price of performance obligations can be very sensitive to many of these underlying assumptions, which are based on management estimates since they cannot be observed. This is a point-in-time assessment performed at the outset of a collaboration arrangement.
•Recognition of revenue when (or as) we satisfy each performance obligation - determining the timing of revenue recognition includes varying levels of judgment. For revenue recognized over time, this is often based on an underlying measure deemed to approximate the progress towards satisfaction of the performance obligations. These underlying measures, such as costs incurred to date compared with total forecasted costs for a service, may include inherent estimates, which in turn can impact the timing of revenue recognition. The satisfaction of performance obligations assessment is performed at each reporting period.
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
Interest Rate Risk
As of March 31, 2022, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(2.9) million and $2.8 million, respectively.
In August 2020, we became subject to market risk in connection with borrowings under the Sixth Street Financing Agreement. The August 2020 Term Loans borrowed under the agreement accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 9.00%. The September 2021 Term Loans borrowed under the agreement accrue interest at the LIBOR Rate, subject to

Form 10-Q Table of Contents
a floor of 1.00%, plus 8.25%. Considering the total outstanding principal balance for all the loans drawn under the Sixth Street Financing Agreement of approximately $651.4 million at March 31, 2022, a 1.00% change in the LIBOR Rate would result in an impact to loss before income taxes of approximately $6.6 million per year.
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
We are also subject to credit risk from our accounts receivable related to our product sales. Our trade accounts receivable primarily consists of amounts due from pharmacy wholesalers in the U.S. (collectively, our "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. We monitor the financial performance and creditworthiness of our Customers so that we can properly assess and respond to changes in their credit profile. Our reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of March 31, 2022, and we do not expect any such delays in collections to have a material impact on our financial condition or results of operations.
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
Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from thoseIn addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022.
The risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information and the risk factors set forth below, we believe there have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The consummation of the Pfizer Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Pfizer Merger Agreement may be terminated and the Pfizer Merger may not be completed.
The Pfizer Merger is subject to certain customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding common shares and Series A preferred shares entitled to vote on such matters at the Company’s shareholders meeting and who are present at the shareholders meeting, in person or by proxy; (ii) the expiration, termination or receipt of any approval or clearances applicable to the consummation of the Merger under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain additional clearances or approvals of certain other governmental bodies applicable to the Merger; (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger; (iv) effectiveness of the registration statement to be filed with respect to registration of the common shares of New Biohaven; (v) completion of the Spin-Off; (vi) the absence of certain legal proceedings by governmental authorities imposing certain limitations on Pfizer’s ownership or operation of the Company; (vii) subject to certain qualifications, the accuracy of representations and warranties of the Company, Pfizer and Merger Sub, as applicable, under the Merger Agreement and the performance in all material respects by the Company, Pfizer and Merger Sub, as applicable, of their obligations under the Merger Agreement; and (viii) the absence of any Company Material Adverse Effect (as defined in the Pfizer Merger Agreement).
The failure to satisfy all of the required conditions could delay the completion of the Pfizer Merger by a significant period of time or prevent it from occurring. Any delay in completing the Pfizer Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Pfizer Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Pfizer Merger will be satisfied or waived or that the Pfizer Merger will be completed within the expected timeframe or at all.
Failure to complete the Pfizer Merger could adversely affect the stock price and future business and financial results of the Company.
There can be no assurance that the conditions to the closing of the Pfizer Merger will be satisfied or waived or that the Pfizer Merger will be completed. If the Pfizer Merger is not completed within the expected timeframe or at all, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) upon termination of the Pfizer Merger Agreement under specified circumstances, the Company is required to pay Pfizer a termination fee of $450,000,000; (ii) the Company will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Pfizer Merger closes; (iii) under the Pfizer Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to the closing of the Pfizer Merger, which may adversely affect its ability to execute certain of its business strategies; and (iv) the proposed Pfizer Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company as an independent company.
If the Pfizer Merger is not completed, these risks could materially affect the business and financial results of the Company and its stock price, including to the extent that the current market price of the Company’s common stock is positively affected by a market assumption that the Pfizer Merger will be completed.

While the Pfizer Merger is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.

In connection with the pending Pfizer Merger, some customers, vendors or other third parties of the Company may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with the Company, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company, regardless of whether the Pfizer Merger is completed. In addition, due to certain restrictions in the Pfizer Merger Agreement on the conduct of business prior to completing the Pfizer Merger, the Company may be unable (without the other party’s prior written consent), during the pendency of the Pfizer Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause the Company to forego certain opportunities it might otherwise pursue. In addition, the pendency of the Pfizer Merger may make it more difficult for the Company to effectively retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management.
The Company will incur substantial transaction fees and Pfizer Merger-related costs in connection with the Pfizer Merger that could adversely affect the business and operations of the Company if the Pfizer Merger is not completed.
The Company expects to incur non-recurring transaction fees, which include legal and advisory fees and substantial Pfizer Merger-related costs associated with completing the Pfizer Merger, and which could adversely affect the business operations of the Company if the Pfizer Merger is not completed.
The termination fee and restrictions on solicitation contained in the Pfizer Merger Agreement may discourage other companies from trying to acquire the Company.
The Pfizer Merger Agreement prohibits the Company from initiating, soliciting, proposing or knowingly encouraging or knowingly facilitating any competing acquisition proposals, subject to certain limited exceptions. The Pfizer Merger Agreement also contains certain termination rights, including, but not limited to, the right of the Company to terminate the Pfizer Merger Agreement to accept a Superior Proposal (as defined in the Pfizer Merger Agreement), subject to and in accordance with the terms and conditions of the Pfizer Merger Agreement, and provides that, upon termination of the Pfizer Merger Agreement by the Company to enter into an alternative acquisition agreement with respect to a Superior Proposal, the Company will be required to pay Pfizer a termination fee of $450,000,000 in cash. The termination fees and restrictions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company’s stockholders than Pfizer has offered in the Pfizer Merger.
Litigation against the Company, Pfizer, or the members of their respective boards, could prevent or delay the completion of the Pfizer Merger or result in the payment of damages following completion of the Pfizer Merger.
It is a condition to the Pfizer Merger that no injunction or other order preventing the consummation of the Pfizer Merger shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. It is possible that lawsuits may be filed by the Company’s stockholders challenging the Pfizer Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Pfizer Merger on the agreed-upon terms, such an injunction may delay the consummation of the Pfizer Merger in the expected timeframe, or may prevent the Pfizer Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Pfizer Merger and ongoing business activities, which could adversely affect the operations of the Company.
Uncertainty about the Pfizer Merger may adversely affect the relationships between the Company and its customers, vendors and employees, whether or not the Pfizer Merger is completed.
In response to the announcement of the Pfizer Merger, existing or prospective customers, vendors and other third party relationships of the Company may delay, defer or cease providing goods or services, delay or defer other decisions concerning the Company, refuse to extend credit to the Company, or otherwise seek to change the terms on which they do business with the Company. Any such delays or changes to terms could materially harm the Company’s business.
In addition, as a result of the Pfizer Merger, current and prospective employees could experience uncertainty about their future with the Company. These uncertainties may impair the Company’s ability to retain, recruit or motivate key management and technical, manufacturing, and other personnel.
If the Pfizer Merger is not consummated by May 9, 2023, either the Company or Pfizer may terminate the Pfizer Merger Agreement, subject to certain exceptions.

Form 10-Q Table of Contents
Either the Company or Pfizer may terminate the Pfizer Merger Agreement if the Merger has not been consummated by May 9, 2023. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Pfizer Merger Agreement and that failure was the proximate cause of the failure to consummate the Pfizer Merger on time. In the event the Pfizer Merger Agreement is terminated by either party due to the failure of the Pfizer Merger to close by May 9, 2023, the Company will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Pfizer Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2022, we and Katholieke Universiteit Leuven ("KU Leuven") entered into an Exclusive License and Research Collaboration Agreement (the "KU Leuven Agreement") to develop and commercialize first-in-class TRPM3 antagonists. As consideration under the KU Leuven Agreement, we issued 15,340 of our common shares, valued at $1.8 million, that were not registered under the Securities Act to KU Leuven in January 2022. KU Leuven represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act, and the foregoing shares were issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act.

Form 10-Q Table of Contents
Item 6. Exhibits

Exhibit No.	Description
2.1
Membership Interest Purchase Agreement, dated as of February 24, 2022, by and among Biohaven Therapeutics LTD., Knopp Biosciences LLC, Channel Biosciences, LLC and Biohaven Pharmaceutical Holding Company Ltd., solely for the purpose of Section 9.14

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101	The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
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
Dated: May 10, 2022
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)