Form 10-Q
period 2022-06-30
Biohaven Pharmaceutical Holding Co Ltd.
filed 2022-08-05
CIK 1689813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2022, the registrant had 71,494,798 common shares, without par value per share, outstanding.
2

Index to Condensed Consolidated Financial Statements
Part I.     Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$235,807	$171,945
Marketable securities	317,679	192,648
Trade receivable, net	352,449	308,269
Inventory	106,561	80,608
Prepaid expenses	100,360	88,838
Other current assets	61,485	33,946
Total current assets	1,174,341	876,254
Property and equipment, net	15,727	14,690
Intangible assets, net	75,112	56,438
Other assets	121,069	129,830
Total assets	$1,386,249	$1,077,212
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$64,149	$51,683
Accrued expenses and other current liabilities	545,307	420,019
Current portion of mandatorily redeemable preferred shares	62,500	62,500
Total current liabilities	671,956	534,202
Long-term debt	764,983	626,720
Liability related to sale of future royalties, net	388,027	367,645
Mandatorily redeemable preferred shares, net	180,213	155,737
Derivative liabilities	110,129	13,110
Obligation to perform R&D services	29,972	50,571
Other long-term liabilities	46,527	12,236
Total liabilities	2,191,807	1,760,221
Commitments and contingencies (Note 15)
Contingently redeemable non-controlling interests	—	60,000
Shareholders’ deficit:
Common shares, no par value; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 71,111,071 and 66,933,531 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,181,398	1,676,792
Additional paid-in capital	167,021	169,656
Accumulated other comprehensive loss	(5,811)	(73)
Accumulated deficit	(3,143,541)	(2,585,755)
Total shareholders’ deficit attributable to Biohaven Pharmaceutical Holding Company Ltd.	(800,933)	(739,380)
Non-controlling interests in consolidated subsidiaries	(4,625)	(3,629)
Total shareholders' deficit	(805,558)	(743,009)
Total liabilities and shareholders’ deficit	$1,386,249	$1,077,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$193,954	$92,933	$317,544	$136,756
Collaboration and other revenue	21,125	—	216,387	—
Total revenues	215,079	92,933	533,931	136,756
Operating expenses:
Cost of sales	35,741	17,339	62,083	30,201
Research and development	218,480	77,428	337,579	184,539
Selling, general and administrative	250,455	170,057	477,698	329,580
Total operating expenses	504,676	264,824	877,360	544,320
Loss from operations	(289,597)	(171,891)	(343,429)	(407,564)
Other income (expense):
Interest expense	(17,114)	(7,836)	(34,330)	(15,567)
Interest expense on mandatorily redeemable preferred shares	(8,077)	(8,042)	(15,994)	(15,985)
Interest expense on liability related to sale of future royalties	(18,045)	(14,499)	(35,359)	(28,007)
Change in fair value of derivatives	(111,197)	(1,490)	(107,593)	(1,700)
Gain from equity method investment	—	—	—	5,261
Other income (expense), net	2,229	(3,051)	2,310	(4,751)
Total other expense, net	(152,204)	(34,918)	(190,966)	(60,749)
Loss before provision for income taxes	(441,801)	(206,809)	(534,395)	(468,313)
Provision for income taxes	84	4,350	24,387	8,174
Net loss	(441,885)	(211,159)	(558,782)	(476,487)
Net loss attributable to non-controlling interests	498	540	996	900
Deemed dividend upon repurchase of preferred shares in consolidated subsidiary	—	—	(92,673)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(441,387)	$(210,619)	$(650,459)	$(475,587)
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. — basic and diluted	$(6.21)	$(3.23)	$(9.20)	$(7.48)
Weighted average common shares outstanding—basic and diluted	71,043,693	65,112,179	70,689,949	63,584,932
Comprehensive loss:
Net loss	$(441,885)	$(211,159)	$(558,782)	$(476,487)
Other comprehensive loss, net of tax	(3,413)	(129)	(5,738)	(34)
Comprehensive loss	(445,298)	(211,288)	(564,520)	(476,521)
Less: comprehensive loss attributable to non-controlling interests	498	540	996	900
Comprehensive loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(444,800)	$(210,748)	$(563,524)	$(475,621)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(558,782)	$(476,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	122,094	74,312
Interest expense on mandatorily redeemable preferred shares	—	15,985
Interest expense on liability related to sale of future royalties	35,359	28,007
Deferred interest paid-in-kind on long-term debt	13,037	5,649
Acquisition of IPR&D asset	93,747	—
Issuance of common shares as payment for license agreement	1,779	4,243
Change in fair value of derivatives	107,593	1,700
Gain from equity method investment	—	(5,261)
Depreciation and amortization	9,783	11,278
Change in obligation to perform R&D services	(12,326)	(10,205)
Other non-cash items	373	2,993
Changes in operating assets and liabilities:
Trade receivable, net	(44,180)	(48,526)
Inventory	(29,088)	(19,046)
Prepaid expenses, other current assets, and other assets	(35,273)	(58,173)
Accounts payable	12,466	5,085
Accrued expenses, other current liabilities, and other liabilities	125,738	35,730
Net cash used in operating activities	$(157,680)	$(432,716)
Cash flows from investing activities:
Purchases of marketable securities	(246,816)	—
Sales of marketable securities	54,015	113,441
Maturities of marketable securities	62,893	48,852
Purchases of property and equipment	(2,393)	(1,657)
Payment for intangible asset	(20,000)	—
Payment for IPR&D asset acquisition	(35,000)	—
Net cash (used in) provided by investing activities	$(187,301)	$160,636
Cash flows from financing activities:
Proceeds from issuance of long-term debt	125,000	—
Proceeds from issuance of common shares	252,000	308,743
Proceeds from obligation to perform R&D services	—	100,000
Proceeds from the issuance of series B preferred shares	29,158	35,170
Proceeds from exercise of share options	9,983	8,643
Payments for term loan, finance leases, and other	(6,224)	(6,369)
Net cash provided by financing activities	$409,917	$446,187
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,722)	(189)
Net increase in cash, cash equivalents and restricted cash	62,214	173,918
Cash, cash equivalents and restricted cash at beginning of period	174,343	134,231
Cash, cash equivalents and restricted cash at end of period	$236,557	$308,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Pharmaceutical Holding Company Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in September 2013. We are a biopharmaceutical company with a portfolio of innovative product candidates targeting neurological diseases, including rare disorders. The Company's lead product, NURTEC® ODT (rimegepant), was approved by the U.S. Food and Drug Administration ("FDA") in February 2020, for the acute treatment of migraine and was approved for the preventive treatment of migraine in May 2021. NURTEC ODT is the first and only calcitonin gene-related peptide ("CGRP") receptor antagonist available in a quick-dissolve orally dissolving tablet ("ODT") formulation that is approved by the FDA for both the acute and preventive treatment of migraine in adults. In April 2022, the European Commission approved rimegepant 75 mg (available as an ODT), for the prophylaxis and acute treatment of migraine. VYDURA™ (rimegepant) will be the commercial name for rimegepant in the EU. Our Neuroinnovation portfolio includes product candidates based on multiple mechanisms — CGRP receptor antagonists, glutamate modulators, myeloperoxidase inhibition, Kv7 ion channel activators ("Kv7"), and Myostatin inhibition — which we believe have the potential to significantly alter existing treatment approaches across a diverse set of neurological indications with high unmet need in both large and orphan indications.
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
The Company has incurred recurring losses since its inception, had an accumulated deficit as of June 30, 2022, and expects to continue to generate operating losses during the continued global commercial launch of rimegepant. Prior to the commercial launch of rimegepant the Company has primarily raised funds through sales of equity in private placements and public offerings, sale of revenue participation rights related to potential future royalties, and debt financings.
As of August 5, 2022, the issuance date of our condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities as of June 30, 2022, its future operating cash flows from sales of NURTEC ODT, Series B Preferred Shares receipts, and product sales and other proceeds from its Pfizer Collaboration will be sufficient to fund its current forecast for operating expenses, including commercial operations, financial commitments and other cash requirements for more than one year. The Company may need to raise additional capital to execute its business plans and growth strategy until it is profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, the Company may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund its operating costs and working capital needs.
Pfizer Merger and Distribution Agreement
On May 9, 2022, the Company, Pfizer and a wholly owned subsidiary of Pfizer (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Pfizer will acquire all outstanding shares of Biohaven for $148.50 per share in cash and Merger Sub will merge with and into the Company (the “Pfizer Merger”), with the Company surviving the Pfizer Merger as a wholly owned subsidiary of Pfizer.
In connection with the Merger Agreement, Biohaven and Biohaven Research Ltd. entered into a Separation and Distribution Agreement, dated as of May 9, 2022 (the “Distribution Agreement”). In connection with the Distribution Agreement, the Board of Directors of the Company approved and directed management to effect the spin-off of the Kv7 ion channel activator, glutamate modulation, MPO inhibition and myostatin inhibition platforms, preclinical product candidates, and certain corporate infrastructure currently owned by

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1.   Nature of the Business and Basis of Presentation (Continued)
Biohaven, or collectively the “Biohaven Research Business”.
To implement the spin-off, the Company expects to transfer the related license agreements, intellectual property and certain corporate infrastructure to Biohaven Research Ltd, through a series of internal restructuring transactions, referred to as the pre-closing reorganization.
To effect the spin-off, each of the Company's shareholders will receive one common share of Biohaven Research Ltd. for every two common shares of Biohaven held of record at the close of business on the record date for the distribution. Upon completion of the spin-off, Biohaven Research Ltd. will be a stand-alone, publicly traded company focused on the development of the Biohaven Research Business.
Pfizer Collaboration
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
Reclassifications
Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, interest expense on liability related to sale of future royalties, valuation of derivative liabilities, and income taxes. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Revenue Recognition - Collaboration and Other Revenue
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606, Revenue from Contracts with Customers ("ASC 606"). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. The accounting treatment pursuant to ASC 606 is outlined below.
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
Acquired In-Process Research and Development
IPR&D that the Company acquires in conjunction with the acquisition of a business represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the asset is classified as a definite-lived intangible and the Company will make a determination as to the then-useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization.
The Company evaluates IPR&D for impairment at least annually, or more frequently if impairment indicators exist, by performing a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.
If we acquire an asset or group of assets that do not meet the definition of a business under applicable accounting standards, the acquired IPR&D is expensed on its acquisition date, unless it has an alternative future use. Future costs to develop these assets are recorded to research and development expense as they are incurred.
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
Effective January 1, 2022 the Company adopted ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The guidance has been applied prospectively and did not have a material effect on the consolidated financial statements of the Company.
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
In June 2022 the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The ASU also introduced new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption ASU 2022-03 to have a material effect on its consolidated financial statements.
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at June 30, 2022 and December 31, 2021 was as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Corporate bonds
U.S.	$220,913	$—	$220,913	$—	$(2,589)	$218,324
Foreign	30,276	—	30,276	—	(411)	29,865
Government related obligations
U.S.	69,830	—	69,830	—	(340)	69,490
Total	$321,019	$—	$321,019	$—	$(3,340)	$317,679

December 31, 2021
Corporate bonds
U.S.	$130,388	$—	$130,388	$1	$(234)	$130,155
Foreign	20,643	—	20,643	—	(82)	20,561
Government related obligations
U.S.	41,939	—	41,939	—	(8)	41,931
Total	$192,971	$—	$192,971	$1	$(324)	$192,648
The Company had 68 and 53 available-for-sale debt securities in an unrealized loss position, with an aggregate fair value of $317,679 and $185,296, as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis. We did not have any investments in a continuous unrealized loss position for more than twelve months as of June 30, 2022 and December 31, 2021.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

The net amortized cost and fair value of debt securities available-for-sale at June 30, 2022 and December 31, 2021 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity. The fair values of available for sale debt securities are classified as marketable securities in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$294,150	$291,394	$155,359	$155,226
One year through five years	26,869	26,285	37,612	37,422
Total	$321,019	$317,679	$192,971	$192,648
Net Investment Income
Sources of net investment income included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross investment income from debt securities available-for-sale	$1,084	$89	$1,224	$161
Investment expenses	(57)	(24)	(75)	(76)
Net investment income (excluding net realized capital gains or losses)	1,027	65	1,149	85
Net realized capital (losses) gains	(157)	—	(160)	19
Net investment income	$870	$65	$989	$104
We utilize the specific identification method in computing realized gains and losses. The proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2022 and 2021 were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from sales	$54,015	$—	$54,015	$113,441
Gross realized capital gains	9	—	9	19
Gross realized capital losses	$166	—	$166	—
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
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 “Fair Value of Financial Assets and Liabilities” in the 2021 Form 10-K. Financial assets and liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 were as follows:

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets:
Cash equivalents	Money market funds	$3,142	$—	$—	$3,142
Marketable securities	U.S. treasury bills	—	69,489	—	69,489
Marketable securities	U.S. corporate bonds	—	218,326	—	218,326
Marketable securities	Foreign corporate bonds	—	29,865	—	29,865
Total assets		$3,142	$317,680	$—	$320,822

Liabilities:
Derivative liabilities	Series B preferred shares forward contracts	$—	$—	$71,110	$71,110
Derivative liabilities	Series B preferred shares derivative liability	—	—	33,760	33,760
Derivative liabilities	Series A preferred shares derivative liability	—	—	5,259	5,259
Total liabilities		$—	$—	$110,129	$110,129

December 31, 2021
Assets:
Cash equivalents	Money market funds	$32,420	$—	$—	$32,420
Marketable securities	U.S. treasury bills	5,994	35,937	—	41,931
Marketable securities	U.S. corporate bonds	—	130,155	—	130,155
Marketable securities	Foreign corporate bonds	—	20,561	—	20,561
Total assets		$38,414	$186,653	$—	$225,067

Liabilities:
Derivative liability	Series B preferred shares forward contracts	$—	$—	$13,110	$13,110
Total liabilities		$—	$—	$13,110	$13,110
There were no securities transferred between Level 1, 2 and 3 during the six months ended June 30, 2022 or 2021.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)

Series B Preferred Shares Forward Contract
In August 2020, the Company entered into Series B preferred share agreement, whereby RPI will invest in the Company through the purchase of up to 3,992 Series B preferred shares (the "Series B Preferred Shares") at a price of $50,100 per share (the "RPI Series B Preferred Share Agreement"). Upon issuance of the Series B Preferred Shares, they qualify as mandatorily redeemable instruments and are initially classified at their fair value as preferred shares liabilities. The Company will then accrete the carrying value to the redemption value through interest expense using the effective interest rate method.
The Company is required to redeem the Series B Preferred Shares for 1.77 times the original purchase price, payable beginning March 31, 2025 in equal quarterly installments through December 31, 2030 (the "Normal Series B Redemption Provision").
The holders of the Company's outstanding Series B Preferred Shares will have the right to require redemption of the shares in certain circumstances, including in the event of a Change of Control, as defined in the Company's memorandum and article of association. If a Change of Control occurs, the Company will be required to sell and RPI will be required to buy the remaining unissued Series B Preferred Shares. The holders of a majority of outstanding Series B Preferred Shares will then have an option to redeem all outstanding Series B Preferred Shares in a single payment at a price equal to 1.77 times the original issuance price of the Series B Preferred Shares (the "Change of Control Series B Redemption Provision").
Accordingly, the Company has concluded that the agreement to issue Series B Preferred Shares at a future date represents a forward contract, and classified as a derivative.
The fair value of the forward contract recognized in connection with the RPI Series B Preferred Share Agreement was determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The fair value of the forward contract is made up of the probability weighted fair value of the Normal Series B Redemption Provision and the Change of Control Series B Redemption Provision for the 2,004 unissued Series B Preferred Shares at June 30, 2022. The fair value of the Normal Series B Preferred Shares Redemption Provision for the forward contract is calculated as the difference between the present value of proceeds to the
Company for the quarterly issuances of the remaining unissued Series B Preferred Shares and the present value of the required quarterly redemption payments to the holders. The fair value of the Change of Control Series B Redemption Provision for the forward contract is calculated as the difference between the present value of the proceeds to the Company on the estimated change of control date for the issuance of the remaining unissued Series B Preferred Shares and the present value of the lump sum redemption payment to the holders.
As inputs into the valuation, the Company assessed the Change of Control Series B Redemption Provision as highly likely due to Pfizer's pending acquisition of Biohaven, see Note 1 for additional details. In addition, the Company considered the amount of the payments and a risk-adjusted discount rate ranging from low single digits to low-twenty percent. Due to the uncertainty around the close date of Pfizer's pending acquisition of Biohaven, the Company's expectation of the timing of a change of control event at the reporting date could reasonably be different than the timing of an actual change of control event, and if so, would mean the estimated fair value could be significantly higher or lower than the fair value determined.
In accordance with ASC 815, Derivatives and Hedging, the fair value of the forward contract was recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
The following table provides a roll forward of the aggregate fair value of the Company's series B preferred shares forward contract for which fair value is determined by Level 3 inputs for the six months ended June 30, 2022 and 2021:

Carrying Value
Balance at December 31, 2021	$13,110
Change in fair value of derivative liability	68,574
Partial settlement of derivative liability	(10,574)
Balance at June 30, 2022	$71,110

Balance at December 31, 2020	$14,190
Change in fair value of derivative liability	3,295
Partial settlement of derivative liability	(1,595)
Balance at June 30, 2021	$15,890

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Series B Preferred Shares Derivative Liability
As of June 30, 2022, the Company has 1,988 Series B Preferred Shares outstanding, see Note 8 for details. As discussed in the Series B Preferred Shares Forward Contracts section above, the holders of the Company's outstanding Series B Preferred Shares will have the right to require redemption of the shares in certain circumstances, including in the event of a Change of Control, as defined in the Company's memorandum and article of association.
If a Change of Control occurs the holders of the outstanding Series B Preferred Shares will have the option to exercise the Change of Control Series B Redemption Provision. The Company would then be required to redeem the outstanding Series B Preferred Shares in a lump sum payment of 1.77 times the original issue price instead of in equal quarterly installments.
The series B preferred shares derivative liability recognized in connection with the RPI Series B Preferred Share Agreement was determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The fair value of the series B preferred shares derivative liability is calculated as the difference between the fair value of the outstanding Series B Preferred Shares with and without the derivative. The fair value of the outstanding Series B Preferred Shares both with and without the derivative is calculated as the probability weighted present value of the required quarterly redemption payments considering the likelihood of a Change of Control.
As inputs into the valuation, the Company assessed the likelihood of a Change of Control, and the risk-adjusted discount rate similarly to these same inputs for the Series B Preferred Shares Forward Contract.
In accordance with ASC 815, Derivatives and Hedging, the fair value of the series B preferred shares derivative liability was recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
The following table provides a roll forward of the aggregate fair value of the Company's series B preferred shares derivative liability for which fair value is determined by Level 3 inputs for the six months ended June 30, 2022:

Carrying Value
Balance at December 31, 2021	$—
Change in fair value of derivative liability	33,760
Balance at June 30, 2022	$33,760
The series B preferred shares derivative liability had no material value at December 31, 2021.
Series A Preferred Shares Derivative Liability
In April 2019, the Company sold 2,495 series A preferred shares (the "Series A Preferred Shares") to RPI at a price of $50,100 per preferred share pursuant to a Series A preferred share purchase agreement (the "RPI Series A Preferred Share Agreement"). The Company is required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable beginning March 31, 2021 in equal quarterly installments through December 31, 2024 (the "Normal Series A Preferred Share Redemption Provision"). As of June 30, 2022, the Company had 1,559 outstanding Series A Preferred Shares, see Note 8 for additional details.
The holders of the Company's outstanding Series A Preferred Shares will have the right to require a lump sum redemption of the shares in the event of a Change of Control, as defined in the Company's memorandum and article of association. Upon exercise of the put option by the holders, the Company will be required to redeem the outstanding Series A Preferred Shares that have not previously been redeemed for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control (the "Change of Control Series A Preferred Share Redemption Provision").
The series A preferred shares derivative liability recognized in connection with the RPI Series A Preferred Share Agreement was determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The fair value of the series A preferred shares derivative liability is calculated as the difference between the fair value of the outstanding Series A Preferred Shares with and without the derivative. The fair value of the outstanding Series A Preferred Shares both with and without the derivative is calculated as the probability weighted present value of the required redemption payments considering the likelihood of a Change of Control.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
As inputs into the valuation, the Company assessed the likelihood of a Change of Control, and the risk-adjusted discount rate similarly to these same inputs for the Series B Preferred Shares Forward Contract.
In accordance with ASC 815, Derivatives and Hedging, the fair value of the series A preferred shares derivative liability was recorded on the balance sheet as a derivative liability with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
The following table provides a roll forward of the aggregate fair value of the Company's series A preferred shares derivative liability for which fair value is determined by Level 3 inputs for the six months ended June 30, 2022:

Carrying Value
Balance at December 31, 2021	$—
Change in fair value of derivative liability	5,259
Balance at June 30, 2022	$5,259
The series A preferred shares derivative liability had no material value as of December 31, 2021.
Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets
The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the condensed consolidated balance sheets at adjusted cost or contract value at June 30, 2022 and December 31, 2021 were as follows:

	Carrying	Fair Value Measurement Using:
	Value	Level 1	Level 2	Level 3	Total
June 30, 2022
Liabilities:
Long-term debt(1)	$764,983	$—	$861,877	$—	$861,877

December 31, 2021
Liabilities:
Long-term debt(1)	$626,720	$—	$646,159	$—	$646,159
(1) Due to the $125,000 draw of the remaining delayed draw term loan commitment in June 2022, see Note 14 for details, and the announcement of the acquisition of Biohaven by Pfizer in May 2022, see Note 1 for details, the Company remeasured the fair value of its long-term debt as of June 30, 2022.
5. Balance Sheet Components
Restricted Cash
Restricted cash included in other current assets in the condensed consolidated balance sheets is primarily employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares.
Restricted cash included in other assets in the condensed consolidated balance sheets represents collateral held by a bank for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania. The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of June 30, 2022 and December 31, 2021, respectively, in the condensed consolidated statements of cash flows:

	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents	$235,807	$171,945
Restricted cash (included in other current assets)	—	1,648
Restricted cash (included in other assets)	750	750
Cash, cash equivalents and restricted cash in the statements of cash flows	$236,557	$174,343
Trade Receivable, Net
The Company’s trade accounts receivable consists of amounts due primarily from pharmacy wholesalers in

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components (Continued)
the U.S. (collectively, its "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The allowance for doubtful accounts, including reserve amounts for estimated credit losses, was immaterial as of June 30, 2022 and December 31, 2021.
Inventory
Inventory consisted of the following:

	As of June 30, 2022	As of December 31, 2021
Work-in-process	$168,091	$159,075
Finished goods	12,576	9,269
Total inventories	180,667	168,344
Less noncurrent inventories(1)	74,106	87,736
Total inventories classified as current	$106,561	$80,608
(1) Included in other assets on the condensed consolidated balance sheets. There are no recoverability issues for these amounts.
Prepaid Expenses
Prepaid expenses consisted of the following:

	As of June 30, 2022	As of December 31, 2021
Prepaid clinical trial costs	$59,996	$42,578
Prepaid manufacturing	1,152	17,448
Prepaid commercial costs	26,940	15,732
Other prepaid expenses	12,272	13,080
Prepaid expenses	$100,360	$88,838
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2022	As of December 31, 2021
Accrued development milestones	$25,000	$5,000
Accrued employee compensation and benefits	35,917	40,109
Accrued clinical trial costs	34,822	37,477
Accrued commercialization and other professional fees	31,793	19,994
Accrued sales discounts and allowances	292,292	203,760
Current obligation to perform R&D services	30,303	22,030
Other accrued expenses and other current liabilities	95,180	91,649
Accrued expenses and other current liabilities	$545,307	$420,019
6.   Acquisitions
Acquisition of Kleo Pharmaceuticals, Inc.
On January 4, 2021, the Company acquired Kleo Pharmaceuticals, Inc. (“Kleo”). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The transaction was accounted for as the acquisition of a business using the acquisition method of accounting.
The total fair value of the consideration transferred was $20,043 which primarily consisted of the issuance of a total of 115,836 common shares of the Company to Kleo stockholders and contingent consideration in the form of a contingent value right to receive one dollar in cash for each Kleo share if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the FDA prior to the expiration of 30 months following the effective time of the transaction. The maximum amount payable pursuant to the contingent value right was approximately $17,300. At December 31, 2021, the Company determined the value of the contingent value right to be immaterial and recognized a gain of $1,457 related to the contingent value right in other income (expense) during the fourth quarter of 2021. The value of the contingent value right continues to be immaterial with no value included on the condensed consolidated balance sheet as of June 30, 2022.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.   Acquisitions (Continued)

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
Kv7 Platform Acquisition
In April 2022, the Company closed the acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC (“Channel”), a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform (the “Kv7 Platform Acquisition”), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated February 24, 2022.
In consideration for the Kv7 Platform Acquisition, on April 4, 2022, the Company made an upfront payment comprised of $35,000 in cash and 493,254 common shares, valued at approximately $58,747, issued through a private placement. The Company has also agreed to pay additional success-based payments comprised of (i) up to $325,000 based on developmental and regulatory milestones through approvals in the United States, EMEA and Japan for the lead asset, BHV-7000 (formerly known as KB-3061), (ii) up to an additional $250,000 based on developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and (iii) up to $562,500 for commercial sales-based milestones of BHV-7000. Additionally, the Company has agreed to make scaled royalty payments in cash for BHV-7000 and the pipeline programs, starting at high single digits and peaking at low teens for BHV-7000 and starting at mid-single digits and peaking at low tens digits for the pipeline programs.
The Company accounted for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, in-process research and development (“IPR&D”). The IPR&D asset has no alternative future use and relates to intellectual property rights related to the Kv7 platform lead, now BHV-7000. There was no material value assigned to any other assets or liabilities acquired in the acquisition. As such, during the second quarter of 2022, the Company recorded a charge to R&D expense in the accompanying condensed consolidated statements of operations and comprehensive loss of $93,747.
In June 2022, the Company recorded a liability for a $25,000 regulatory milestone payment which became due to Knopp during the second quarter. The milestone payment was recorded as R&D expense in the accompanying condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2022.
Excluding the milestone payment noted above, the Company has not recorded any of the possible contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2022.
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
The Company concluded that there were two units of account for the consideration received comprised of the liability related to sale of future royalties and the common shares. The Company allocated the $100,000 from the 2018 RPI Funding Agreement and $50,000 from the Purchase Agreement among the two units of account on a relative fair value basis at the time of the transaction. The Company allocated $106,047 in transaction consideration to the liability, and $43,953 to the common shares. The Company determined the fair value of the common shares based on the closing share price on the transaction date, adjusted for the trading restrictions. The transaction costs of $377 were allocated in proportion to the allocation of total consideration to the two units of account. The effective interest rate under the 2018 RPI Funding Agreement, including transaction costs, is approximately 27% as of June 30, 2022.
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
The Company concluded that there were two units of account for the $150,000 in initial consideration received, which comprised of a liability related to sale of future royalties for products containing rimegepant and a research and development arrangement with RPI 2019 IFT for zavegepant. The Company allocated the $150,000 from the 2020 RPI Funding Agreement among the two units of account based on the present value of probability adjusted net sales at the time of the transaction. The Company allocated $147,876 in transaction consideration to the liability related to sale of future royalties and $2,124 to the obligation to perform R&D services liability in the condensed consolidated balance sheets. The transaction costs of $400 were allocated to the liability related to sale of future royalties. The effective interest rate under the 2020 RPI Funding Agreement, including transaction costs, is approximately 8% as of June 30, 2022.
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
The following table shows the activity within the obligation to perform R&D services account for the

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Liability Related to Sale of Future Royalties, net (Continued)
three and six months ended June 30, 2022 and 2021, related to the 2020 RPI Funding Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reduction to research and development expenses	$5,383	$10,016	$12,326	$10,205
The following table shows the activity within the liability related to sales of future royalties account for the six months ended June 30, 2022 and 2021, related to the 2018 and 2020 RPI Funding Agreements.

	Six Months Ended June 30,
	2022	2021
Liability related to sale of future royalties - beginning balance	$384,283	$335,282
Royalty revenues paid and payable to RPI	(7,924)	(3,419)
Interest expense on liability related to sale of future royalties	35,359	28,007
Liability related to sale of future royalties - ending balance	$411,718	$359,870
8.   Mandatorily Redeemable Preferred Shares, net
RPI Series A Preferred Shares
In April 2019, the Company sold 2,495 Series A Preferred Shares to RPI at a price of $50,100 per preferred share pursuant to the RPI Series A Preferred Share Agreement. The gross proceeds from the transaction with RPI were $125,000, with $105,000 of the proceeds used to purchase a priority review voucher ("PRV") issued by the United States Secretary of Health and Human Services to potentially expedite the regulatory review of the new drug application ("NDA") for the ODT formulation of rimegepant and the remainder of the proceeds to be used for other general corporate purposes.
The holders of the Company's outstanding Series A Preferred Shares will have the right to require a lump sum redemption of the shares in certain circumstances, such as in the event of a Change of Control, as defined in the Company's memorandum and article of association. Upon exercise of the put option by the holders, the Company must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the
Series A Preferred Shares payable in a lump sum at the closing of the Change of Control.
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
The Company is required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable beginning March 31, 2021 in equal quarterly installments through December 31, 2024. Accordingly, the Company has concluded the Series A Preferred Shares are mandatorily redeemable instruments and classified as a liability. The Company initially measured the liability at fair value, and will subsequently accrete the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the RPI Series A Preferred Share Agreement, including transaction costs, was determined to be approximately 20% as of June 30, 2022. The Company recognized $6,112 and $7,677 in interest expense for the three months ended June 30, 2022 and 2021, respectively. The company recognized $12,575 and $15,620 in interest expense for the six months ended June 30, 2022 and 2021, respectively. The Company had 1,559 and 1,871 Series A preferred shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Mandatorily Redeemable Preferred Shares, net (Continued)
The following table shows the activity within the Series A preferred share liability for the six months ended June 30, 2022 and 2021, respectively:

Carrying Value
Gross balance at December 31, 2021	$141,740
Interest expense recognized, excluding transaction cost amortization	12,553
Redemption of Series A preferred shares	(31,250)
Gross balance at June 30, 2022	$123,043
Less: unamortized transaction costs	(109)
Net balance at June 30, 2022	$122,934

Gross balance at December 31, 2020	$174,264
Interest expense recognized, including transaction cost amortization	15,599
Redemption of Series A preferred shares	(31,250)
Gross balance at June 30, 2021	$158,613
Less: unamortized transaction costs	(152)
Net balance at June 30, 2021	$158,461
RPI Series B Preferred Shares
On August 7, 2020, the Company entered into the RPI Series B Preferred Share Agreement, pursuant to which RPI agreed to invest in the Company through the purchase of up to 3,992 Series B Preferred Shares at a price of $50,100 per share. The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. Upon issuance of the Series B Preferred Shares, they qualify as mandatorily redeemable instruments and are classified as a mandatorily redeemable preferred shares liability on the condensed consolidated balance sheet. The Company initially measures the liability at fair value, and subsequently accretes the carrying value to the redemption value through interest expense using the effective interest rate method. The effective interest rate under the RPI Series B Preferred Share Agreement was determined to be approximately 7% as of June 30, 2022. The Company recognized $1,965 and $3,419 in interest expense for the three and six months ended June 30, 2022, respectively, and $365 interest expense for the three and six months ended June 30, 2021. The Company had 1,988 and 1,406 Series B preferred shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively.
The following table shows the activity within the Series B preferred share liability for the six months ended June 30, 2022 and 2021, respectively:

Carrying Value
Balance at December 31, 2021	$76,627
Interest expense recognized	3,419
Issuance of Series B preferred shares at fair value	39,733
Balance at June 30, 2022	$119,779

Balance at December 31, 2020	$—
Interest expense recognized	365
Issuance of Series B preferred shares at fair value	36,765
Balance at June 30, 2021	$37,130
Pfizer Merger Agreement
On May 9, 2022, the Company, Pfizer and Merger Sub, entered into the Merger Agreement, see Note 1 for details. Pursuant to the terms set forth in the Merger Agreement, the Company shall (i) issue the remaining unissued Series B Preferred Shares pursuant to the Put Closing (as defined in the RPI Series B Preferred Share Agreement) and (ii) cause each Series A Preferred Shares and Series B Preferred Shares that are issued and outstanding to be redeemed by the Company. At the Closing (as defined in the Merger Agreement), Pfizer shall pay to the holders of Company's Series A Preferred Shares and Series B Preferred Shares, the redemption amount in immediately available funds. In connection with the early redemption of the Series A Preferred Shares and Series B Preferred Shares pursuant to the Merger Agreement, the Company recorded a derivative liability, see Note 4 for details.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

9.   Shareholders' Deficit
Changes in shareholders’ deficit for the three and six months ended June 30, 2022 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Biohaven Shareholders' Equity (Deficit)	Non-controlling Interests	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2021	66,933,531	$1,676,792	$169,656	$(2,585,755)	$(73)	$(739,380)	$(3,629)	$(743,009)
Repurchase of preferred shares in consolidated subsidiary	1,232,629	152,673	(92,673)			60,000		60,000
Issuance of common shares as payment for agreements	2,037,921	253,779				253,779		253,779
Issuance of common shares under equity incentive plan	336,721	29,442	(30,193)			(751)		(751)
Non-cash share-based compensation expense			82,790			82,790		82,790
Net loss				(116,399)		(116,399)	(498)	(116,897)
Other comprehensive loss					(2,325)	(2,325)		(2,325)
Balances as of March 31, 2022	70,540,802	$2,112,686	$129,580	$(2,702,154)	$(2,398)	$(462,286)	$(4,127)	$(466,413)
Issuance of common shares as payment for acquisition	493,254	58,747	—	—	—	58,747	—	58,747
Issuance of common shares under equity incentive plan and employee share purchase plan	77,015	9,965	(2,826)	—	—	7,139	—	7,139
Non-cash share-based compensation expense	—	—	40,267	—	—	40,267	—	40,267
Net loss	—	—	—	(441,387)	—	(441,387)	(498)	(441,885)
Other comprehensive loss	—	—	—	—	(3,413)	(3,413)	—	(3,413)
Balances as of June 30, 2022	71,111,071	$2,181,398	$167,021	$(3,143,541)	$(5,811)	$(800,933)	$(4,625)	$(805,558)

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Shareholders' Deficit (Continued)
Changes in shareholders’ equity (deficit) for the three and six months ended June 30, 2021 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Biohaven Shareholders' Equity (Deficit)	Non-controlling Interests	Total Shareholders' Equity (Deficit)
Balance as of December 31, 2020	60,436,876	$1,249,547	$98,938	$(1,739,169)	$314	$(390,370)	$(1,819)	$(392,189)
Issuance of common shares, net of offering costs	4,037,204	308,243	—	—	—	308,243	—	308,243
Issuance of common shares as part of acquisition	115,836	10,673	—	—	—	10,673	—	10,673
Issuance of common shares as payment for license agreements	110,998	10,243	—	—	—	10,243	—	10,243
Issuance of common shares under equity incentive plan	365,554	25,315	(23,933)	—	—	1,382	—	1,382
Non-cash share-based compensation expense	—	—	48,726	—	—	48,726	—	48,726
Net loss	—	—	—	(264,968)	—	(264,968)	(360)	(265,328)
Other comprehensive income	—	—	—	—	95	95	—	95
Balance as of March 31, 2021	65,066,468	$1,604,021	$123,731	$(2,004,137)	$409	$(275,976)	$(2,179)	$(278,155)
Issuance of common shares under equity incentive plan	173,990	14,173	(6,912)	—	—	7,261	—	7,261
Non-cash share-based compensation expense	—	—	25,586	—	—	25,586	—	25,586
Net loss	—	—	—	(210,619)	—	(210,619)	(540)	(211,159)
Other comprehensive loss	—	—	—	—	(129)	(129)	—	(129)
Balance as of June 30, 2021	65,240,458	$1,618,194	$142,405	$(2,214,756)	$280	$(453,877)	$(2,719)	$(456,596)
Issuance of Common Shares for Kv7 Platform Acquisition
On April 1, 2022, the Company closed the previously announced acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC (“Channel”), a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform (the “Transaction”), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated February 24, 2022.
In consideration for the Transaction, on April 4, 2022, Biohaven made an upfront payment comprised of $35,000 in cash and 493,254 common shares of the Company, valued at approximately $58,747, (“Biohaven Shares”) issued through a private placement.
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
Issuance of Common Shares for KU Leuven Agreement
In January 2022, Biohaven and Katholieke Universiteit Leuven ("KU Leuven") entered into an Exclusive License and Research Collaboration Agreement (the "KU Leuven Agreement") to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. As consideration, KU Leuven received an upfront cash payment of $3,000 and 15,340 shares valued at $1,779 which were both recorded as research and development expense on the Company’s condensed consolidated statements of operations.

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
Issuance of Common Shares for Equity Distribution Agreement
In December 2020, the Company entered into the Equity Distribution Agreement. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $400,000 from time to time through or to the sales agents, acting as our agents or principals. Sales of our common shares, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The sales agents may also sell our common shares by any other method permitted by law. The sales agents are not required to sell any specific amount of securities but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the sales agents and us. The Company issued and sold no shares in the three and six months ended June 30, 2022. The Company issued and sold no shares in the three months ended June 30, 2021, and 939,328 common shares for net proceeds of approximately $78,743 during the six months ended June 30, 2021.
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
In connection with the BioShin Series A Preferred Shares issuance, BioShin Limited executed the 2020 Equity Incentive Plan ("BioShin 2020 Equity Incentive Plan") and granted options under the BioShin 2020 Equity Incentive Plan to certain employees. The compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. The Company is accounting for the expense being recognized over the requisite service period as non-controlling interest in shareholder's equity. The Company recognized $498 and $996 in non-controlling interest relating to the options for the three and six months ended June 30, 2022, respectively. The Company recognized $540 and $900 in non-controlling interest relating to the options for the three and six months ended June 30, 2021, respectively.
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
10. Accumulated Other Comprehensive Income (Loss)
Shareholders’ deficit included the following activity in accumulated other comprehensive income for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net unrealized investment gains (losses):
Beginning of period balance	$(2,602)	$(323)
Other comprehensive loss before reclassifications(1)	(580)	(2,856)
Amounts reclassified from accumulated other comprehensive loss(1)	(157)	(160)
Other comprehensive loss	(737)	(3,016)
End of period balance	(3,339)	(3,339)

Foreign currency translation adjustments:
Beginning of period balance	204	250
Other comprehensive loss(1)	(2,676)	(2,722)
End of period balance	(2,472)	(2,472)

Total beginning of period accumulated other comprehensive loss	(2,398)	(73)
Total other comprehensive loss	(3,413)	(5,738)
Total end of period accumulated other comprehensive loss	$(5,811)	$(5,811)
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
consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$16,624	$9,273	$50,577	$29,331
Selling, general and administrative expenses	23,643	16,313	71,518	44,981
Total non-cash share-based compensation expense	$40,267	$25,586	$122,094	$74,312
Less: Share-based compensation expense attributable to non-controlling interests	498	540	996	900
Share-based compensation expense attributable to Biohaven Pharmaceutical Holding Company Ltd.	$39,769	$25,046	$121,098	$73,412
Share-based compensation expense capitalized to inventory was $962 for the six months ended June 30, 2022. The Company did not capitalize material share-based compensation expense to inventory during the three months ended June 30, 2022 or the three and six months ended June 30, 2021.
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
Under the terms of the Merger Agreement and the Distribution Agreement, upon the Pfizer merger, each post-spin Company stock option that is outstanding immediately prior to the effective time of the change in control, whether or not then vested, will be cancelled in exchange for the right to receive an amount in cash equal to the product of (i) the excess of the change in

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11. Share-Based Compensation (Continued)
control consideration over the exercise price per Company share for such Company stock option; and (ii) the total number of Company shares subject to such Company stock option, less any withholding taxes.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at June 30, 2022.
As of June 30, 2022, the Company's unrecognized compensation expense related to unvested stock options totaled $95,791, which the Company expects to be recognized over a weighted-average period of 2.07 years, which does not consider the impact of a change in control. The Company expects approximately 2,486,094 of the unvested stock options to vest over the requisite service period.
The following table is a summary of the Company's stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	7,089,727	$40.15
Granted	1,364,434	$126.36
Exercised	(76,161)	$57.92
Forfeited	(19,375)	$80.24
Outstanding as of June 30, 2022	8,358,625	$53.96	6.80	$766,875
Options exercisable as of June 30, 2022	5,872,531	$39.75	6.12	$622,280
Vested and expected to vest as of June 30, 2022	8,358,625	$53.93	6.80	$766,875
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
The Company’s PSUs contain performance vesting conditions in addition to a service vesting condition. Vesting of the Company’s PSUs is dependent upon the degree to which the Company achieves its performance goals, which are generally set for a three-year performance period and are approved at the time of grant by the Compensation Committee. The fair value of PSUs granted with service and performance vesting conditions is based on the market price of the Company's common stock on the grant date. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment. A cumulative catch-up adjustment is recorded when it becomes probable that the performance conditions will be achieved. The remaining compensation expense is recognized on a straight-line basis over the remaining vesting period, beginning when the accomplishment of the performance vesting conditions become probable. Certain of the PSUs also contain a market vesting condition based on the performance of the Company's common shares relative to a comparator group. The fair value of these PSUs is determined using a Monte Carlo simulation as of the grant date and is recognized over the vesting period.
Under the terms of the Merger Agreement and the Distribution Agreement, upon the Pfizer merger, each post-spin Company RSU outstanding immediately prior to the effective time of the change in control, whether or not then vested, will be cancelled in exchange for the right to receive an amount in cash equal to the product of (i) the number of Company shares subject to such Company RSU, with any performance conditions applicable to the Company RSU deemed achieved at 100%; and (ii) the change in control consideration, provided, however, that each Company RSU granted after the date of the Merger Agreement but prior to the effective time of the Pfizer Merger (other than certain Company RSUs that may be granted in exchange for or

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11. Share-Based Compensation (Continued)
in lieu of options to acquire common shares of BioShin) will convert into a cash-based award if held by a continuing Company employee and otherwise will convert into a New Biohaven award.
As of June 30, 2022, there was $150,261 of total unrecognized compensation cost related to Company RSUs and PSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.25 years, which does not consider the impact of a change in control. The total fair value of RSUs vested during the six months ended June 30, 2022 was $60,161.
The following table is a summary of the RSU and PSU activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	1,218,070	$78.98
Granted	1,184,787	$127.32
Forfeited	(30,530)	$99.69
Vested	(637,728)	$94.32
Unvested as of June 30, 2022	1,734,599	$106.00
12.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd. was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(441,885)	$(211,159)	$(558,782)	$(476,487)
Net loss attributable to non-controlling interests	498	540	996	900
Deemed dividend upon repurchase of preferred shares in consolidated subsidiary (1)	—	—	(92,673)	—
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(441,387)	$(210,619)	$(650,459)	$(475,587)
Denominator:
Weighted average common shares outstanding—basic and diluted	71,043,693	65,112,179	70,689,949	63,584,932
Net loss per share attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.—basic and diluted	$(6.21)	$(3.23)	$(9.20)	$(7.48)
(1) As part of the BioShin Merger Agreement, the Company repurchased the 15,384,613 BioShin Series A Preferred Shares previously classified as mezzanine equity on the condensed consolidated balance sheet in exchange for 1,232,629 shares of the Company with a fair value of $152,673 (see Note 9 for further detail).
The Company’s potential dilutive securities, which include stock options, restricted share units, performance share units, and warrants to purchase common shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12. Net Loss Per Share (Continued)
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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2022	2021
Options to purchase common shares	8,358,625	8,573,800
Warrants to purchase common shares	100,000	106,751
Restricted share units and performance share units	1,734,599	1,179,471
Total	10,193,224	9,860,022
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
The transaction price at inception included fixed consideration consisting of the upfront cash payment of $150,000 and the $98,000 Share Purchase Premium. Potential development, regulatory, and sales-based milestones, and royalties, will be accounted for as variable transaction price related to the Licensed Products under ASC 606. Given the uncertain nature of these payments, we determined they were fully constrained at inception and not included in the initial transaction price for the collaboration arrangement. At June 30, 2022, the Company reevaluated the transaction price and determined that $20,000 of variable consideration should no longer be constrained. We will re-evaluate the transaction price at each reporting period as uncertain events are resolved or other changes in circumstances occur.
The respective standalone value for each of the performance obligations was determined by applying the SSP method and the transaction price was allocated based on the relative SSP method with revenue recognition timing to be determined either by the provision of services or execution or expiration of an option.
The Company used an income approach to estimate the SSP for the Rimegepant license and sublicense, Zavegepant Option, and the Supply Agreement, and a cost approach for estimating the SSP of the initial development plan. The Rimegepant license and sublicense was delivered on the closing date of the collaboration arrangement and revenue allocated to this performance obligation of $194,389 was recorded as collaboration and other revenue on the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2022. Revenue allocated to the Zavegepant Option is deferred as a contract liability until execution or expiration of the option occurs. The initial development plan activities are expected to be delivered over time as the services are performed, with the allocated revenue being recognized over time based on costs incurred to perform the services, since the level of costs incurred over time is thought to best reflect the transfer of services to Pfizer. Revenue allocated to the Supply Agreement is deferred, and will be recognized as product revenue on the condensed consolidated statement of operations and comprehensive loss over the estimated period of the services.
In January 2022, upon the effectiveness of the agreements, a total contract liability of $53,611 was recorded relating to the remaining performance obligations under the Pfizer Collaboration. Approximately $1,729 and $2,602 of the initial contract liability was recognized as revenue during the three and six months ended June 30, 2022, respectively. Approximately $1,125 and $1,998 was recognized as collaboration and other revenue on the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022, respectively, and $604 was recorded as product revenue for both the three and six months ended June 30, 2022. As of June 30, 2022, the total contract liability relating to the Pfizer Collaboration, which is primarily related to our obligations under the initial development plan was $51,009, of which $18,990 was classified as current and recorded to accrued expenses and other current liabilities on the condensed consolidated balance sheet. The remaining $32,019 was recorded to other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2022, and expected to be recognized over several years.
In assessing the Pfizer Collaboration, management exercised considerable judgment in estimating revenue to be recognized, specifically related to estimating the discount for lack of marketability associated with the stock issuance, determining the separate performance obligations under the Collaboration Agreement, and estimating the standalone selling price of those performance obligations.
In the second quarter of 2022, the Company recorded $20,000 to collaboration and other revenue for variable consideration recognized as part of our collaboration arrangement with Pfizer. The associated receivable was included in other current assets on the condensed consolidated balance sheet as of June 30, 2022. Excluding the aforementioned variable consideration, as of June 30, 2022 the Company had not achieved any milestones or recorded any royalty revenue under the Pfizer Collaboration.
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
For the three and six months ended June 30, 2022 and 2021, the Company did not record any material expense, or make any royalty or milestone payments under the Yale Agreement.
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
In November 2020, the Company entered into a further amendment of the BMS Agreement (the “November 2020 BMS Amendment”). Under the November 2020 BMS Amendment, certain exclusivity provisions under the BMS Agreement are waived which permits the Company to develop certain CGRP compounds licensed by the Company from Heptares Therapeutics Limited (“Heptares”). Under the November 2020 Amendment, if the Company initiates clinical development of a Heptares compound prior to July 8, 2023, the Company is obligated to pay BMS certain fees based on net sales of the Heptares compounds from low single percentage to 10% and pay up to $17,500 for each Heptares compound upon the achievement of certain development milestones and up to $150,000 for each Heptares compound upon the achievement of certain commercial milestones. As of June 30, 2022 the Company has not achieved any of the development or commercial milestones for the Heptares compounds. No fees or milestones are due by the Company to BMS for Heptares compounds that begin clinical trials after July 8, 2023.
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
Prior to 2021, in connection with the BMS Agreement, the Company paid $12,000 for certain development milestones for zavegepant. In the first quarter of 2021, the Company accrued a $5,000 development milestone expense following the regulatory filing for rimegepant in Europe, which was paid in the second quarter of 2021. In the fourth quarter of 2021, the Company accrued a $5,000 development milestone expense for the planned submission of a New Drug Application to the FDA for intranasal zavegepant in the first half of 2022, which was paid in the second quarter of 2022.
In the second quarter of 2022, the Company paid a $20,000 regulatory milestone to BMS which was recorded as an intangible asset on the condensed consolidated balance sheet in the second quarter of 2022. The Company is amortizing the expense to cost of sales on its condensed consolidated statements of operations and comprehensive loss over the patent life.
For the three and six months ended June 30, 2022 and 2021, excluding the milestone payments above, the Company did not record research and development expense related to the BMS Agreement. For the three and six months ended June 30, 2022, the Company recorded $19,354 and $31,709, respectively, in royalty expense in cost of sales on the condensed consolidated statements of operations and comprehensive loss under the BMS agreement. For the three and six months ended June 30, 2021, the Company recorded $9,293 and $13,678, respectively, in royalty expense in cost of sales on the condensed consolidated statements of operations and comprehensive loss under the BMS agreement.
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
In connection with the 2018 RPI Funding Agreement, the Company recorded, $14,686 and $28,782 in interest expense on its liability related to sale of future royalties for the three and six months ended June 30, 2022, respectively, and $12,049 and $23,468 in interest expense on its liability related to sale of future

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13.  Collaboration, License and Other Agreements (Continued)
royalties for the three and six months ended June 30, 2021, respectively. The Company paid $2,595 and $6,620 under the 2018 RPI Funding Agreement during the three and six months ended June 30, 2022, respectively, and $920 and $1,656 for the three and six months ended June 30, 2021, respectively.
In August 2020, pursuant to the 2020 RPI Funding Agreement, the Company sold sales-based participation rights on global net sales of products containing zavegepant and rimegepant to RPI 2019 IFT for aggregate funding of $250,000, payable in two tranches. For further details on the transaction see Note 7 “Liability Related to Sale of Future Royalties, net.”
In connection with the 2020 RPI Funding Agreement, the Company recorded $3,359 and $6,577 in interest expense for the three and six months ended June 30, 2022, respectively, and $2,450 and $4,539 for the three and six months ended June 30, 2021, respectively. The Company recorded payments of $494 and $1,261 during the three and six months ended June 30, 2022, respectively, and payments of $175 and $315 under the 2020 RPI Funding Agreement during the three and six months ended June 30, 2021, respectively.
AstraZeneca License Agreement
In September 2018, the Company entered into an exclusive license agreement (the "2018 AstraZeneca Agreement") with AstraZeneca, pursuant to which AstraZeneca granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, including BHV-3241 (verdiperstat). Under the 2018 AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment of $3,000 and 109,523 shares valued at $4,080 on the date of settlement, both of which were included in research and development expense, and is obligated to pay milestone payments to AstraZeneca totaling up to $55,000 upon the achievement of specified regulatory and commercial milestones and up to $50,000 upon the achievement of specified sales-based milestones. In addition, we will pay AstraZeneca tiered royalties ranging from high single-digit to low double-digits based on net sales of specified approved products, subject to specified reductions.
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
For the three and six months ended June 30, 2022 and 2021, the Company did not record any material expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.
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
For the three and six months ended June 30, 2022 and 2021, the Company did not record any material expense or make any milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Milestone payments	$—	$500	$—	$650
Other payments	761	3,527	5,206	4,956
For the three and six months ended June 30, 2022 and 2021, the Company made the following upfront payments in connection with new agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Upfront Payments:
Cash	$—	$—	$3,000	$3,700
Issuance of Common Stock	—	—	1,779	4,243
As of June 30, 2022, under these agreements the Company has potential future developmental, regulatory, and commercial milestone payments of up to approximately $224,812, $299,325 and $723,121, respectively. Payments under these agreements generally become due and payable upon achievement of a specified milestone. Because the achievement of these milestones have not been considered probable as of June 30, 2022, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
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
In September 2021, the Borrowers, and certain other of the Company’s subsidiaries entered into Amendment No. 2 (the “Second Amendment”) to the financing agreement. Pursuant to the Second Amendment, the parties agreed to, among other things, increase the size of the credit facility by providing for additional term loans in an aggregate principal amount of $250,000 for a total facility size of $750,000 plus any capitalized interest paid in kind. At the closing of the Second Amendment, the Borrowers drew an initial term loan of $125,000 (the "2021 Term Loan") and $100,000 (the "DDTL-1"). The remaining $125,000 in delayed draw term loan commitments (the "2021 DDTL Commitment") was available to be drawn by the Borrowers until December 31, 2021 (the "Delayed Draw Term Loan Commitment Termination Date").
In November 2021, the Company entered into Amendment No. 3 and Limited Consent to Financing Agreement (“the Third Amendment and Limited Consent”) to our Sixth Street Financing Agreement. Pursuant to the Third Amendment and Limited Consent, the Lenders consented to the Company’s entry into the Collaboration Agreement with Pfizer.
In December 2021, the Company entered into Amendment No. 4 (the "Fourth Amendment") to the financing agreement (as previously amended and as amended by the Fourth Amendment, the “Sixth Street Financing Agreement”), pursuant to which the parties agreed to, among other things, extend the Delayed Draw Term Loan Commitment Termination Date to June 30, 2022. In June 2022, the Company drew the remaining $125,000 term loan available under the 2021 DDTL Commitment (the "DDTL-3").
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
2020 Loans
In August 2020, the Company borrowed the Initial Term Loan for total proceeds of $262,200, net of discounts and issuance costs. In August 2021, the Company borrowed the DDTL-2 for total proceeds of $123,750, net of discounts and issuance costs. The
DDTL-2 contained the same financing terms as the Initial Term Loan. The Initial Term Loan and the DDTL-2 (collectively, the "August 2020 Loans") become due and payable in August 2025. The August 2020 Loans bear floating interest on the unpaid principal amount at a rate per annum equal to the three-month LIBOR rate, adjusted for applicable reserve requirements, and subject to a floor of 1.00%, plus 9.00%. The contractual interest rate as of June 30, 2022 for the August 2020 Loans was 11.25%, and the effective interest rate is approximately 13.04% and 12.25% for Initial Term Loan and DDTL-2, respectively. The interest expense on the August 2020 Loans, including amortization of loan discounts and issuance costs, for the three and six months ended June 30, 2022 was $11,261 and $22,262, respectively. For the August 2020 Loans, the Company elected to pay in kind the maximum amount for its interest payments made through June 30, 2022.
2021 Loans
In September 2021, the Company borrowed the 2021 Term Loan and DDTL-1, and in June 2022, the Company borrowed the DDTL-3 (collectively, the "September 2021 Loans") and received proceeds of $119,722, $97,778, and $123,307, respectively, net of discounts and issuance costs. The September 2021 Loans are due and payable in September 2026. The September 2021 Loans will bear floating interest on the unpaid principal amount at a rate per annum equal to the three-month LIBOR rate, adjusted for applicable reserve requirements, and subject to a floor of 1.00%, plus 8.25%. The contractual interest rate as of June 30, 2022 for the September 2021 Loans was 10.50% and the effective interest rate is approximately 12.19%, 11.63%, and 11.51% for 2021 Term Loan, DDTL-1, and DDTL-3, respectively.
The interest expense on the September 2021 Loans, including amortization of loan discounts and issuance costs, was $5,648 and $11,168 for the three and six months ended June 30, 2022, respectively. For the September 2021 Loans, the Company elected to pay in kind the maximum amount for its interest payments made through June 30, 2022.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14. Debt (Continued)
The following table is a summary of the Company’s borrowing as of June 30, 2022:

	June 30, 2022	December 31, 2021
Long-term debt
Floating rate loans due August 2025 (11.25% at June 30, 2022)(1)	$426,127	$417,685
Floating rate loans due September 2026 (10.50% at June 30, 2022)(2)	356,894	227,300
Total debt principal	783,021	644,985
Unamortized debt discount and issuance costs	(18,038)	(18,265)
Long-term debt	$764,983	$626,720
(1) As of June 30, 2022 and December 31, 2021, paid in kind interest of $26,127 and $17,685, respectively, are included in the principal balance.
(2) As of June 30, 2022 and December 31, 2021, paid in kind interest of $6,894 and $2,300, respectively, are included in the principal balance.
The following is a summary of the Company's required repayments of debt principal due during each of the next five years, as of June 30, 2022:

2022	$—
2023	10,587
2024	39,958
2025	411,272
2026	321,204
$783,021
Pfizer Merger Agreement
On May 9, 2022, the Company, Pfizer and Merger Sub, entered into the Merger Agreement, see Note 1 for details. Pursuant to the terms set forth in the Merger Agreement, the Company will terminate the Sixth Street Financing Agreement at the Closing (as defined in the Merger Agreement), and will obtain at the Closing customary payoff letters from the lenders under the Sixth Street Financing Agreement, including, subject to the payment of any applicable payoff amount, the release of all Liens granted in connection with the Sixth Street Financing Agreement. Pfizer shall irrevocably pay off or cause to be paid off at Closing the applicable payoff amount on behalf of the Company.
15.   Commitments and Contingencies
Leases
The Company has operating leases for corporate offices and operating and finance leases for vehicles. The Company determines if an arrangement is a lease at inception. The lease term includes options to extend or terminate the lease when it is reasonably certain that Biohaven will exercise that option. Real estate leases for facilities have an average remaining lease term of 3.82 years for which none include the optional extension. Vehicle leases are generally in effect for three years. The Company has made an accounting policy election not to record short-term leases (leases with an initial term of 12 months or less) on the balance sheet.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
15.  Commitments and Contingencies (Continued)

The following table is a summary of the components of total lease cost:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Loss Location	2022	2021	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expense	$1,274	$1,374	$2,618	$2,670
Interest on lease liabilities	Interest expense	84	158	189	301
Operating lease cost	Selling, general and administrative expense	681	267	948	534
Total lease cost		$2,039	$1,799	$3,755	$3,505
The Company recognized no material short-term or variable lease costs for the three and six months ended June 30, 2022 and 2021.
The following table summarizes supplemental cash flow information:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$657	$334
Operating cash flows paid for interest portion of finance leases	$200	$335
Financing cash flows paid for principal portion of finance leases	$2,576	$2,514
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,863	$478
Right-of-use assets obtained in exchange for new finance lease liabilities	$54	$186

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
15.  Commitments and Contingencies (Continued)

Supplemental balance sheet information related to leases is as follows:

In thousands, except remaining lease term and discount rate	Balance Sheets Location	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	Other assets	$12,293	$5,222

Current portion of operating lease liabilities	Accrued expenses and other current liabilities	$2,685	$439
Noncurrent operating lease liabilities	Other long-term liabilities	7,833	2,797
Total operating lease liabilities		$10,518	$3,236

Finance leases:
Finance lease right-of-use assets		$16,418	$16,363
Accumulated amortization		(10,250)	(7,632)
Modifications affecting finance lease right-of-use assets		(1,446)	$—
Total finance lease right-of-use assets	Other assets	$4,722	$8,731

Current portion of finance lease liabilities	Accrued expenses and other current liabilities	$4,207	$5,410
Noncurrent finance lease liabilities	Other long-term liabilities	794	3,728
Total finance lease liabilities		$5,001	$9,138

Weighted average remaining lease term (in years)
Operating leases		3.82	5.75
Finance leases		1.16	1.63

Weighted average discount rate
Operating leases		8.86%	9.07%
Finance lease		5.08%	5.15%
The following table summarize maturities of lease liabilities as of June 30, 2022:

	Finance leases	Operating leases	Total
2022 (remaining six months)	$2,216	$1,755	$3,971
2023	2,902	3,408	6,310
2024	77	3,358	3,435
2025	6	2,039	2,045
2026	—	1,147	1,147
Thereafter	—	669	669
Total lease payments	5,201	12,376	17,577
Less: imputed interest	(200)	(1,858)	(2,058)
Total lease liabilities	$5,001	$10,518	$15,519
Vehicle Exchange

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
15.  Commitments and Contingencies (Continued)

During the second quarter of 2022, the Company exchanged approximately half of its commercial car fleet leases for new leases. The gains on termination of the old fleet leases were treated as lease incentives that reduced the lease payments for the new fleet leases. The Company has determined that the new fleet leases are operating leases and has recorded a modification to the finance lease right-of-use assets of $1,446 for the early termination of the old fleet leases. The Company expects to exchange the remaining vehicles in the second half of 2022.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specified circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 or December 31, 2021.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2022, there were no matters which would have a material impact on the Company’s financial results.
16. Income Taxes
The following table provides a comparative summary of the Company's income tax provision and effective income tax rate for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax provision	$84	$4,350	$24,387	$8,174
Effective income tax rate	—%	2.1%	4.6%	1.7%
The Company recorded an income tax provision of $84 and $24,387 for the three and six months ended
June 30, 2022, respectively, compared to a provision for income taxes of $4,350 and $8,174 for the three and six months ended June 30, 2021, respectively. The increase in income tax expense for the six months ended June 30, 2022 as compared to 2021 was primarily attributable to the mandatory capitalization of R&D expenses effective January 1, 2022 under the Tax Cuts and Jobs Act, offset by an increased benefit to the Company's foreign derived intangible income deduction. The decrease in income tax expense for the three months ended June 30, 2022 as compared to 2021 was primarily attributable to the timing of income subject to taxation for the Company's profitable operations in the United States.

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
Overview
We are a commercial-stage biopharmaceutical company with a portfolio of innovative therapies to improve the lives of patients with debilitating neurological and neuropsychiatric diseases, including rare disorders. Our Neuroinnovation portfolio includes FDA-approved NURTEC ODT (rimegepant) for the acute and preventive treatment of migraine and a broad pipeline of drug candidates modulating distinct central nervous system targets, including calcitonin gene-related peptide ("CGRP") receptors, Kv7 ion channels, glutamate receptors, MPO, myostatin, and TRP channels. In April 2022, the European Commission approved rimegepant 75 mg (available as an ODT), for the prophylaxis and acute treatment of migraine. VYDURA™ (rimegepant) will be the commercial name for rimegepant in the EU.
Pfizer Merger and Distribution Agreement
On May 9, 2022, the Company, Pfizer and a wholly owned subsidiary of Pfizer (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Pfizer will acquire all outstanding shares of Biohaven for $148.50 per share in cash and Merger Sub will merge with and into the Company (the “Pfizer Merger”), with the Company surviving the Pfizer Merger as a wholly owned subsidiary of Pfizer.
In connection with the Merger Agreement, Biohaven and Biohaven Research Ltd. ("New Biohaven") entered into a Separation and Distribution Agreement, dated as of May 9, 2022 (the “Distribution Agreement”). In connection with the Distribution Agreement, the Board of Directors of the Company approved and directed management to effect the spin-off of the Kv7 ion channel activator, glutamate modulation, MPO inhibition and myostatin inhibition platforms, preclinical product candidates, and certain corporate infrastructure currently owned by Biohaven (the "spin-off").
To implement the spin-off, the Company expects to transfer the related license agreements, intellectual property and corporate infrastructure, including certain non-commercial employee agreements, share based awards and other corporate agreements to New Biohaven, through a series of internal restructuring transactions, referred to as the pre-closing reorganization
To effect the spin-off, each of the Company's shareholders will receive one common share of New Biohaven for every two common shares of Biohaven held of record at the close of business on the record date for the distribution.. Upon completion of the spin-off, New Biohaven will be a stand-alone, publicly traded company focused on the development of its Kv7 ion channel activator, glutamate modulation, MPO inhibition and myostatin inhibition platforms.

Following the closing of the Pfizer Merger, New Biohaven will continue to operate under the Biohaven name and will be led by Vlad Coric, MD, as Chairman and CEO, and include other members of the current management team of Biohaven. Immediately prior to the effective time of the spin-off, Pfizer or an affiliate of Pfizer will pay to the Company an amount equal to $275 million minus the marketable securities, cash and cash equivalents held by New Biohaven as of the close of business on the day prior to the date of the spin-off, subject to certain reductions agreed to by the Company and Pfizer, and the Company will contribute such funding to New Biohaven. New Biohaven will also have the right to receive tiered royalties from Pfizer at percentage rates in the low-tens to mid-teens on any annual net sales of rimegepant and zavegepant in the United States in excess of $5.25 billion for all years ended on or prior to December 31, 2040. Pfizer expects to finance the transaction with existing cash on hand. Pfizer’s acquisition of Biohaven is subject to the completion of the New Biohaven spin-off transaction and other customary closing conditions and approval by Biohaven’s shareholders. The companies expect the transaction to close by early 2023.
Clinical-Stage Milestones
Our clinical-stage milestones include the following:

Drug Name	Indication	1H2021	2H2021	1H2022	2H2022	1H2023	2H2023

	Migraine prevention	Approval

	Migraine acute/prevention	Europe Filing 1Q		EU Approval

	Migraine acute (China/Korea)			Topline	China Filing

Zavegepant Small molecule/NCE	Migraine (intranasal)		Topline	US Filing

	Migraine (oral)	Start Phase 3

BHV-7000 Kv7 channel modulator	Focal epilepsy				Start Phase 1

Troriluzole NCE prodrug of riluzole	Spinocerebellar ataxia			Topline

	Obsessive-Compulsive Disorder (“OCD”)					Complete Enrollment

Verdiperstat NCE oral MPO inhibitor	Amyotrophic Lateral Sclerosis ("ALS")		Complete Enrollment		Topline

Taldefgrobep Alfa Anti-myostatin adnectin	Spinal Muscular Atrophy ("SMA")			Start Phase 3

BHV-1100 ARM combo	Multiple Myeloma		Start Phase 1

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
Temporomandibular Disorder
Temporomandibular disorder ("TMD") is a disorder of the jaw muscles, temporomandibular joints, and the nerves associated with chronic facial pain. In April 2022 the Company commenced enrollment in a Phase 2/3 clinical trial assessing the safety and efficacy of NURTEC ODT (rimegepant) 75 mg in patients with TMD. The Company expects to enroll approximately 200 patients across approximately 25 sites in the United States. The primary outcome measure will be the change from baseline of pain on a Numerical Rating Scale (0-10).
International Health Authority Interactions
Scientific advice for rimegepant for acute and preventive migraine treatment was received from the CHMP, a committee of the European Medicines Agency, in June and December 2018, respectively. In the first quarter of 2021, we submitted the MAA for rimegepant dual indication, inclusive of acute treatment and prevention of migraine. In April 2022, the European Commission ("EC") approved rimegepant 75 mg (available as an orally dissolving tablet), intended for the prophylaxis and acute treatment of migraine. VYDURA™ (rimegepant) will be the commercial name for rimegepant in the EU. The full indication for VYDURA is the acute treatment of migraine with or without aura in adults and preventive treatment of episodic migraine in adults who have at least four migraine attacks per month. The Marketing Authorization follows the recommendation for approval by CHMP in February 2022. The EC approval will be valid for all 27 EU member states as well as Iceland, Liechtenstein and Norway and local reimbursement approval will follow. Assessment of the MAA by the Medicines & Healthcare products Regulatory Agency ("MHRA") is complete and approval was granted in Great Britain in June 2022.
Filings in Israel and the Middle East began in 2020. In March 2021, we received approval for rimegepant in Israel and the UAE for the acute treatment of migraine. In the fourth quarter of 2021, we received approval for rimegepant in Israel for the preventive treatment of episodic migraine in adults and in Kuwait for the acute treatment of migraine in adults. In April 2022 we received approval for prevention of episodic migraine in adults in UAE. We expect further approvals in 2022.
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
In May 2022, we announced that the FDA has filed and accepted for review an NDA for intranasal zavegepant for the acute treatment of migraine in adults. The Prescription Drug User Fee Act ("PDUFA") goal date for completion of the FDA review of the NDA is set for the first quarter of 2023.
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
Kv7 Platform
BHV-7000
In April 2022, we closed the acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC, a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform, pursuant to a Membership Interest Purchase Agreement, dated February 24, 2022. The acquisition of the Kv7 channel targeting platform adds the latest advances in ion-channel modulation to our growing neuroscience portfolio. BHV-7000 (formerly known as KB-3061), the lead asset from the Kv7 platform is an activator of Kv7.2/Kv7.3, a key ion channel involved in neuronal signaling and in regulating the hyperexcitable state in epilepsy. In June 2022, our Clinical Trial Application for BHV-7000 was approved by Health Canada, and in July we began clinical development.
Epilepsy
Epilepsy is the initial disease we are targeting with activators from our Kv7 platform. Epilepsy affects approximately 3.5 million Americans, or more than 1.2% of adults and 0.6% of children in the U.S., and more than 50 million patients worldwide, according to the World Health Organization (“WHO”). It is the fourth most common neurological disorder, and many patients struggle to achieve freedom from seizures, with more than one third of patients requiring two or more medications to manage their epilepsy. While the use of anti-seizure medications is often accompanied by dose-limiting side effects, our clinical candidate BHV-7000 is specifically designed to target subtypes of Kv7 potassium channels without engagement of GABAA receptors. The lack of GABAA-R activity potentially gives BHV-7000 a wide therapeutic window which we expect to result in an improved side effect profile, limiting the somnolence and fatigue often seen in patients receiving anti-seizure medications. By adding BHV-7000 to our pipeline, we aim to bring this potassium channel modulator as a potential solution to patients with epilepsy who remain uncontrolled on their current regimens.
KCNQ2 Epileptic Encephalopathy
We are currently exploring BHV-7000 as a potential treatment for KCNQ2 epileptic encephalopathy ("KCNQ2-EE"), a rare pediatric epileptic encephalopathy first described in 2012 resulting from dominant-negative mutations in the KCNQ2 gene. BHV-7000 has been granted Rare Pediatric Disease Designation by the FDA for the treatment of KCNQ2-EE.
Neuropathic Pain
Neuropathic pain, as defined by the International Association for the Study of Pain, is pain caused by a lesion or disease of the somatosensory nervous system and includes a collection of heterogeneous conditions that are often chronic and debilitating and for which long term therapy is difficult. In the United States, over 30 million adults are estimated to be living with neuropathic pain.
Previous studies have demonstrated the efficacy of Kv7 targeting drugs in clinical trials for pain indications and in animal models. Selective Kv7 potassium channel activators represent a promising new approach in the development of non-opioid therapeutic options for neuropathic pain. In addition to leveraging reduced abuse and addiction risk potential of potassium channel activators, our Kv7 potassium channel platform addresses the complexities of channel subtype physiology through targeted pharmacology to overcome the limitations inherent in unbiased Kv7 activators and is intended to deliver a well-tolerated, highly effective, non-opioid treatment for neuropathic pain.
We are currently evaluating the activity of BHV-7010 and other compounds from our proprietary series of selective Kv7.2/7.3 activators in multiple preclinical models of neuropathic pain.
Mood disorders
Approximately 1 in 5 adults in the US are living with neuropsychiatric illnesses that are, in turn, associated with inadequate treatment, poor quality of life, disability, and considerable direct and indirect costs. There is significant unmet need for novel and effective therapeutic options that are not limited by long latency periods to clinical effects, low response rates, and significant risks and side effects. Increasing evidence from animal models and clinical trials now suggests that Kv7.2/7.3 targeting drugs offer the potential to treat a spectrum of these neuropsychiatric diseases including, but not limited to, mood disorders such as major depressive disorder, bipolar disorder and anxiety.

Glutamate Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is in multiple Phase 3 trials. Other product candidates include BHV-5500, which is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
Troriluzole
Ataxias
In May 2022, the Company announced top-line results from the Phase 3 clinical trial evaluating the efficacy and safety of its investigational therapy, troriluzole, in patients with SCA. The primary endpoint, change from baseline to Week 48 on the modified functional Scale for the Assessment and Rating of Ataxia (f-SARA), did not reach statistical significance in the overall SCA population as there was less than expected disease progression over the course of the study. In the overall study population (N=213), the troriluzole and placebo groups each had mean baseline scores of 4.9 on the f-SARA and the two groups showed minimal change at the 48-week endpoint with f-SARA scores of 5.1 and 5.2, respectively (p=0.76).
Post hoc analysis of efficacy measures by genotype suggests a treatment effect in patients with the SCA Type 3 (“SCA3”) genotype, which represents the most common form of SCA and accounted for 41% of the study population. In the SCA3 subgroup, troriluzole showed a numerical treatment benefit on the change in f-SARA score from baseline to Week 48 compared to placebo (least squares (“LS”) mean change difference -0.55, nominal p-value = 0.053, 95% CI: -1.12, 0.01). SCA patients treated with troriluzole showed minimal disease progression over the study period. Further, in patients in the SCA3 subgroup who were able to walk without assistance at baseline (i.e., f-SARA Gait Item score = 1), troriluzole demonstrated a greater numerical treatment benefit on the change in f-SARA score from baseline to Week 48 compared to placebo (LS mean change difference -0.71, nominal p-value = 0.031, 95% CI: -1.36, -0.07). Notably, the f-SARA is a novel, 16-point scale developed in collaboration with FDA as the primary outcome measure for this trial; the scale was designed to limit subjectivity of the scale and focus on functional aspects of the disease so that significant changes would be considered clinically meaningful.
Across all genotypes, patients who were able to ambulate at baseline (i.e., f-SARA Gait Item score = 1) showed a reduction in the relative risk of falls in troriluzole-treated patients versus placebo. Patient reported falls, as measured by adverse events reveal an approximately 58% reduction of fall risk in the troriluzole group (10% versus 23% AE incidence of falls in the troriluzole and placebo groups, respectively; nominal p=0.043).
The reduction of falls in the troriluzole group combined with the progression of f-SARA scores in the untreated SCA3 group compared to SCA3 patients on troriluzole demonstrates that SCA3 patients are experiencing a clinically meaningful improvement in ataxia symptoms on troriluzole treatment. Given these findings and the debilitating nature of SCA, we intend to share the SCA3 genotype data with regulators and work with the FDA to address the high unmet need in this patient population.
Obsessive Compulsive Disorder
A Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in OCD commenced in December 2017. The Phase 2/3 study results were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed consistent numerical improvement over placebo on the Yale-Brown Obsessive Compulsive Scale (Y-BOCS) at all study timepoints (weeks 4 to 12) but did not meet the primary outcome measure at week 12 (p = 0.22 at week 12), including significant improvement at week 8 (p < 0.05). Troriluzole was well tolerated with a safety profile consistent with past clinical trial experience. Given the strong signal in the Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in the Phase 3 program. Two Phase 3 studies are currently ongoing with enrollment expected to be completed in 2023.
Glioblastoma
In December 2021, the Global Coalition for Adaptive Research ("GCAR") selected troriluzole for evaluation in Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"). GBM AGILE is a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent glioblastoma ("GBM"), the most fatal form of brain cancer. Troriluzole will be evaluated in all patient subgroups of the trial which include newly-diagnosed methylated O6-Methylguanine-DNA methyltransferase ("MGMT"), newly-diagnosed unmethylated MGMT, and recurrent GBM. Troriluzole was selected for inclusion in GBM AGILE based on compelling evidence showing deregulation of glutamate in GBM. The therapeutic potential of troriluzole in GBM and other oncology indications is supported by several recent clinical and translational research studies conducted with troriluzole and its active moiety.
In July 2022, the Company and GCAR announced that enrollment has commenced in GBM AGILE for the evaluation of troriluzole.
BHV-5500
We are developing BHV-5500 (lanicemine), a low-trapping NMDA receptor antagonist. One potential target indication includes Complex Regional Pain Syndrome

(“CRPS”). CRPS is a rare, chronic pain condition typically affecting limbs and triggered by traumatic injury. Accompanying symptoms also include chronic inflammation and reduced mobility in the affected areas. Other disorders of interest include post-herpetic neuralgia and diabetic peripheral neuralgia. We acquired worldwide rights to BHV-5500 under an exclusive license agreement with AstraZeneca AB in October 2016. Current work is focused on formulation development.
MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of neurodegenerative diseases. One potential target indication is Amyotrophic Lateral Sclerosis ("ALS"). In September 2019, we announced that verdiperstat was selected to be studied in the Phase 3 HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital in collaboration with the Northeast ALS Consortium (“NEALS”) clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. The Phase 3 HEALEY ALS Platform Trial of verdiperstat began enrollment in July 2020. Enrollment in the trial was completed in November 2021, with results expected in the second half of 2022.
Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. Seven clinical studies have been completed by AstraZeneca, including four Phase 1 studies in healthy subjects, two Phase 2a studies in subjects with Parkinson’s disease, and one Phase 2b study in subjects with MSA. We have entered into an exclusive license agreement with AstraZeneca for the product candidate.
Myostatin Platform
Taldefgrobep Alfa (BHV-2000)
In February 2022, we announced that we entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089 and now referred to as BHV-2000), a novel, Phase 3-ready anti-myostatin adnectin. Myostatin is a natural protein that limits skeletal muscle growth, an important process in healthy muscular development. However, in patients with neuromuscular diseases, active myostatin can critically limit the growth needed to achieve developmental and functional milestones. Myostatin inhibition is a promising therapeutic strategy for enhancing muscle mass and strength in a range of pediatric and adult neuromuscular conditions. Taldefgrobep is a muscle-targeted treatment for neuromuscular disease and offers the opportunity for combination therapy.
In July 2022, we commenced enrollment in a Phase 3 clinical trial of BHV-2000 assessing the efficacy and safety of taldefgrobep alfa in Spinal Muscle Atrophy ("SMA"). SMA is a rare, progressively debilitating motor neuron disease in which development and growth of muscle mass are compromised, resulting in progressive weakness and muscle atrophy, reduced motor function, impaired quality of life and often death. The Phase 3 placebo-controlled, double-blind trial is designed to evaluate the efficacy and safety of taldefgrobep as an adjunctive therapy for participants who are already taking a stable dose of nusinersen or risdiplam or have a history of treatment with onasemnogene abeparvovec-xioi, compared to placebo. The study is not restricted nor limited to patients based on ambulatory status or classification of SMA. We expect to enroll approximately 180 patients in this randomized, double-blind, placebo-controlled global trial.
Biohaven Labs
Kleo Pharmaceuticals, Inc. and Biohaven Labs
In January 2021, we acquired the remaining approximately 58% of Kleo that we did not previously own. We have assumed Kleo's laboratory facilities located in Science Park in New Haven, Connecticut and formed Biohaven Labs to serve as the integrated chemistry and discovery research arm of Biohaven. Biohaven Labs will continue several existing Kleo discovery partnerships, including one with the Bill and Melinda Gates Foundation for the development of a Hyperimmune Globulin Mimic for COVID-19 and one with PeptiDream for the development of immuno-oncology therapeutics (See Note 6).
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
Artizan Biosciences, Inc. License Option
In December 2020, we entered into an Option and License Agreement with Artizan Biosciences Inc. ("Artizan"), a biotechnology company focused on addressing inflammatory diseases involving the human intestinal microbiota. Pursuant to the agreement, we acquired an option to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products. Artizan will use the proceeds to continue advancing the preclinical research and development of its lead program for inflammatory bowel disease, which is anticipated to enter the clinic in early 2023, as well as to explore additional disease targets. In November 2021, we announced a collaborative therapeutic discovery and development program in Parkinson’s disease ("PD"), to exploit recent scientific advances in the understanding of pathogenic roles played by the gut microbiome in PD.
BHV-1100
In the fourth quarter of 2021, Biohaven initiated a Phase 1a/1b trial in multiple myeloma patients using its antibody recruiting molecule ("ARM") BHV-1100 in combination with autologous cytokine induced memory-like ("CIML") natural killer ("NK") cells and immune globulin ("IG") to target and kill multiple myeloma cells expressing the cell surface protein CD38. BHV-1100 is the lead clinical asset from Biohaven’s Antibody Recruiting Molecule ("ARM™") Platform developed from a strategic alliance with PeptiDream Inc. (TYO: 4587). This clinical trial will assess the safety and tolerability as well as exploratory efficacy endpoints in newly diagnosed multiple myeloma patients who have tested positive for minimal residual disease ("MRD+") in first remission prior to autologous stem cell transplant ("ASCT").
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
TRPM3 Antagonists
In January 2022, we entered into the KU Leuven Agreement to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery and the Laboratory of Ion Channel Research at KU Leuven. Under the KU Leuven Agreement, we receive exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, BHV-2100, which is being evaluated in several preclinical pain models and which we are advancing towards the clinic in 2023. We will support further basic and translational research at KU Leuven on the role of TRPM3 in pain and other disorders.
Recent Developments
The following is a summary of key developments affecting our business in 2022.

Pfizer Merger and Distribution Agreement
On May 9, 2022, the Company, Pfizer and a wholly owned subsidiary of Pfizer (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Pfizer will acquire all outstanding shares of Biohaven for $148.50 per share in cash and Merger Sub will merge with and into the Company (the “Pfizer Merger”), with the Company surviving the Pfizer Merger as a wholly owned subsidiary of Pfizer.
In connection with the Merger Agreement, Biohaven and Biohaven Research Ltd. ("New Biohaven") entered into a Separation and Distribution Agreement, dated as of May 9, 2022 (the “Distribution Agreement”). In connection with the Distribution Agreement, the Board of Directors of the Company approved and directed management to effect the spin-off of the Kv7 ion channel activator, glutamate modulation, MPO inhibition and myostatin inhibition platforms, preclinical product candidates, and certain corporate infrastructure currently owned by Biohaven, or collectively the “Biohaven Research Business”.
To implement the spin-off, the Company expects to transfer the related license agreements, intellectual property and corporate infrastructure, including certain non-commercial employee agreements, share based awards and other corporate agreements to New Biohaven, through a series of internal restructuring transactions, referred to as the pre-closing reorganization.
To effect the spin-off, each of the Company's shareholders will receive one common share of New Biohaven for every two common shares of Biohaven held of record at the close of business on the record date for the distribution. Upon completion of the spin-off, New Biohaven will be a stand-alone, publicly traded company focused on the development of its Biohaven Research Business.
Following the closing of the Pfizer Merger, New Biohaven will continue to operate under the Biohaven name and will be led by Vlad Coric, MD, as Chairman and CEO, and include other members of the current management team of Biohaven. Immediately prior to the effective time of the spin-off, Pfizer or an affiliate of Pfizer will pay to the Company an amount equal to $275 million minus the marketable securities, cash and cash equivalents held by New Biohaven as of the close of business on the day prior to the date of the spin-off, subject to certain adjustments agreed to by the Company and Pfizer, and the Company will contribute such funding to New Biohaven. The Company and Pfizer also entered into a side letter, which provided that the SpinCo Funding Amount will also be reduced by approximately $4 million in connection with the purchase by the Company of shares of capital stock of Artizan Biosciences Inc., and by approximately $7 million of transaction expenses allocated to SpinCo.
New Biohaven will also have the right to receive tiered royalties from Pfizer at percentage rates in the low-tens to mid-teens on any annual net sales of rimegepant and zavegepant in the United States in excess of $5.25 billion. Pfizer expects to finance the transaction with existing cash on hand. Pfizer’s acquisition of Biohaven is subject to the completion of the New Biohaven spin-off transaction and other customary closing conditions, including receipt of regulatory approvals and approval by Biohaven’s shareholders. The companies expect the transaction to close by early 2023.
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
KU Leuven Agreement
In January 2022, we entered into the KU Leuven Agreement to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery ("CD3") and the Laboratory of Ion Channel Research ("LICR") at KU Leuven. Under the KU Leuven Agreement, we receive exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, henceforth known as BHV-2100, which has demonstrated promising efficacy in preclinical pain models and will be the first to advance towards Phase 1 studies. We will support further basic and translational research at KU Leuven on the role of TRPM3 in pain and other disorders. As consideration, KU Leuven received an an upfront cash payment of $3.0 million and 15,340 shares valued at $1.8 million, and is eligible to receive additional development, regulatory, and commercialization milestones payments of up to $327.8 million. In addition, KU Leuven will be eligible to receive mid-single digit royalties on net sales of products resulting from the collaboration.
Kv7 Platform Acquisition
In April 2022, the Company closed the acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC (“Channel”), a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform (the “Kv7 Platform Acquisition”), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated February 24, 2022.
In consideration for the Transaction, on April 4, 2022, we made an upfront payment comprised of $35 million in cash and 493,254 Biohaven common shares, valued at approximately $58.7 million, (“Biohaven Shares”) issued through a private placement. We also agreed to pay additional success-based payments comprised of (i) up to $325 million based on developmental and regulatory milestones through approvals in the United States, EMEA and Japan for the lead asset, BHV-7000 (formerly known as KB-3061), (ii) up to an additional $250 million based on developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and (iii) up to $562.5 million for commercial sales-based milestones of BHV-7000. These contingent milestone payments may be paid in cash or Biohaven Shares at our election, but if we elect to pay in Biohaven Shares, such amounts are subject to increases of a mid-single-digit percentage increase (or in one case, a ten-percent increase). Additionally, we agreed to make scaled royalty payments in cash for BHV-7000 and the pipeline programs, starting at high single digits and peaking at low teens for BHV-7000 and starting at mid-single digits and peaking at low tens for the pipeline programs.
We have also given Knopp the option to request a one-time cash true-up payment from us in December 2022 in the event that Knopp continues to hold Biohaven Shares issued as a component of the upfront payment and the value of such shares has declined, subject to certain conditions.
See Note 6, "Acquisitions" for discussion of the accounting for the Kv7 Platform Acquisition.
Taldefgrobep Alfa Platform License
In February 2022, following the transfer of intellectual property we announced that we entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa, a novel, Phase 3-ready anti-myostatin adnectin. The in-licensing of taldefgrobep expands our portfolio of innovative, late-stage product candidates for the treatment of neurologic, neuroinflammatory, and psychiatric indications. Under the terms of the agreement, we will receive worldwide rights to taldefgrobep alfa and BMS will be eligible for regulatory approval milestone payments, as well as tiered, sales-based royalty percentages from the high teens to the low twenties (see Note 13). We initiated a Phase 3 clinical trial of taldefgrobep alfa in SMA in July 2022.
Artizan Series A-2 Preferred Stock Purchase
In June 2022, we entered into an Amendment to our Series A-2 Preferred Stock Purchase Agreement with Artizan. Under the Amendment, we made a cash payment of $4.0 million in exchange for 22,975,301 shares of series A-2 preferred stock of Artizan out of a total of 45,950,601 shares of series A-2 preferred stock of Artizan for a total raise of $8.0 million (the “A2 Extension Raise”). Along with the Amendment, we and Artizan executed a non-binding indication of interest (“Artizan Side Letter”) which describes terms under which we and Artizan would amend the 2020 Artizan Agreement to eliminate certain milestone payments required by us in exchange for limiting our option to the selection of the first (ARZC-001) licensed product. The Artizan Side Letter requires Artizan to commit at least 80% of the funds raised in the A-2 Extension Raise to a certain program and to raise $35.0 million of additional capital within a certain time.
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
Pursuant to ASC 606, during the six months ended June 30, 2022 we recorded a portion of the transaction price received in connection with the Collaboration Agreement to collaboration and other revenue on the condensed consolidated statements of operations and comprehensive loss for the amount representing performance obligations which had been satisfied during the period, including the transfer of intellectual property to Pfizer.
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
•development milestone payments incurred prior to regulatory approval of the product candidate; and
•payments made in cash, equity securities or other forms of consideration under third-party licensing or other agreements prior to regulatory approval of the product candidate.
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
Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will remain significant over the next several years as we increase personnel costs, conduct late-stage clinical trials, and prepare regulatory filings for our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates.
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
Change in Fair Value of Derivatives
The fair value of our derivative liabilities are determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. We utilized the with-and-without valuation method to determine the fair value of our derivative liabilities. As inputs into the valuations, we assessed a change of control as highly probable by early 2023, and considered the amount and timing of the payments with and without a change of control and risk-adjusted discount rates ranging from low single-digits to mid-twenties. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivatives are recorded on the condensed consolidated balance sheets as derivative liabilities with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. If factors change and different assumptions are used, the fair value of the derivative liabilities and related gains or losses could be materially different in the future.
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
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (“BVI”), we are principally subject to taxation in the BVI. Under the current laws of the BVI, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from losses incurred in the BVI during each reporting period, and no net operating loss carryforwards will be available to us for those losses. We have historically outsourced all of the research and clinical development for our programs under a master services agreements with our wholly owned subsidiary, Biohaven Pharmaceuticals, Inc., a Delaware corporation (“BPI”). As a result of providing services under this agreement and profit from US commercial sales of NURTEC ODT, BPI was profitable during the six months ended June 30, 2022 and 2021, and BPI is subject to taxation in the United States.
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
We continue to maintain a valuation allowance against our US deferred tax assets. We periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to future stock based compensation deductions as of June 30, 2022. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. We anticipate the commercialization of NURTEC ODT will result in future earnings and believe sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release is subject to change on the basis of the level of profitability that we are able to actually achieve.
In January 2021, we completed the acquisition of Kleo. The acquisition and inclusion of Kleo did not result in a material impact on the provision for income taxes or the effective tax rate for the three and six months ended June 30, 2022 or 2021. We recorded a full valuation allowance against our Kleo US deferred tax assets and will periodically review our position and have determined that a full valuation allowance on these assets was appropriate due to Kleo’s cumulative loss history. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.
We recorded income tax provisions during the three and six months ended June 30, 2022 of $0.1 million and $24.4 million, respectively and
$4.4 million and $8.2 million during the three and six months ended June 30, 2021, respectively. The income tax provisions recorded primarily represent US federal and state taxes resulting from general business credit limitations in 2021 and the mandatory capitalization of R&D expenses effective January 1, 2022 under the Tax Cuts and Jobs Act.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following tables summarize our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
In thousands
Revenues:
Product revenue, net	$193,954	$92,933	$101,021
Collaboration and other revenue	21,125	—	21,125
Total revenues	215,079	92,933	122,146
Operating expenses:
Cost of sales	35,741	17,339	18,402
Research and development	218,480	77,428	141,052
Selling, general and administrative	250,455	170,057	80,398
Total operating expenses	504,676	264,824	239,852
Loss from operations	(289,597)	(171,891)	(117,706)
Other income (expense):
Interest expense	(17,114)	(7,836)	(9,278)
Interest expense on mandatorily redeemable preferred shares	(8,077)	(8,042)	(35)
Interest expense on liability related to sale of future royalties	(18,045)	(14,499)	(3,546)
Change in fair value of derivatives	(111,197)	(1,490)	(109,707)
Other income (expense), net	2,229	(3,051)	5,280
Total other expense, net	(152,204)	(34,918)	(117,286)
Loss before provision for income taxes	(441,801)	(206,809)	(234,992)
Provision for income taxes	84	4,350	(4,266)
Net loss	(441,885)	(211,159)	(230,726)
Net loss attributable to non-controlling interests	498	540	(42)
Net loss attributable to common shareholders of Biohaven Pharmaceutical Holding Company Ltd.	$(441,387)	$(210,619)	$(230,768)
Product revenue, net
Net product revenue was $194.0 million for the three months ended June 30, 2022, compared to $92.9 million for the three months ended June 30, 2021. The increase of $101.0 million in net product revenues is primarily due to increased NURTEC ODT sales volume as well as an increase in average pills per prescription during the during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was partially offset by additional rebate contracts and improved allowances from patient affordability support.
Collaboration and other revenue
Collaboration and other revenue was $21.1 million for the three months ended June 30, 2022. No  collaboration and other revenue was recognized for the three months ended June 30, 2021. The collaboration and other revenue recognized during the three months ended June 30, 2022 was primarily due variable consideration of $20.0 million recognized as part of our Collaboration Agreement with Pfizer (see Note 13).

Cost of Sales
Cost of sales was $35.7 million for the three months ended June 30, 2022, compared to $17.3 million for the three months ended June 30, 2021. Our cost of sales is related to royalties on net sales payable to BMS under a license agreement, manufacturing costs for NURTEC ODT, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent, Inc. ("Catalent"). See Note 13 "Collaboration, License and Other Agreements" to our condensed consolidated financial statements for more information on the BMS agreements. The increase of $18.4 million in costs of goods sold was primarily due to increased NURTEC ODT sales during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.
Research and Development Expenses

	Three Months Ended June 30,
	2022	2021	Change
In thousands
Direct research and development expenses by program:
BHV-7000	$119,515	$—	$119,515
Rimegepant	24,309	13,976	10,333
Troriluzole	13,125	13,068	57
Zavegepant	6,690	11,470	(4,780)
Verdiperstat	4,014	8,613	(4,599)
BHV-2000	4,126	—	4,126
TRPM3	277	—	277
Other programs	2,933	38	2,895
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	32,091	19,919	12,172
Preclinical research programs	5,254	4,706	548
Other	6,146	5,638	508
Total research and development expenses	$218,480	$77,428	$141,052
R&D expenses, including non-cash share-based compensation costs, were $218.5 million for the three months ended June 30, 2022, compared to $77.4 million for the three months ended June 30, 2021. The increase of $141.1 million was primarily due to an increase of $119.5 million in expense for BHV-7000, an increase of $10.3 million in program expenses for rimegepant, and an increase of $12.2 million in personnel costs related to increases in headcount. The $119.5 million increase in expense for BHV-7000 was primarily due to the Kv7 Platform Acquisition, which resulted in $93.7 million of expense recorded to R&D during the three months ended June 30, 2022, and a $25.0 million milestone payment accrued during the second quarter of 2022 which became payable in June 2022. These increases were partially offset by a decrease in program expense for zavegepant of $4.8 million, primarily due to the conclusion of a Phase 3 clinical trial for the acute treatment of migraines in December 2021 with positive topline results, and a decrease in program expense for Verdiperstat of $4.6 million. Non-cash share-based compensation expense was $16.6 million for the three months ended June 30, 2022, an increase of $7.4 million as compared to the same period in 2021. The increase in non-cash share-based compensation expense was primarily due to increases in headcount and the amortization of our annual equity incentive awards granted in the first quarter of 2022 which had an increased fair value per award than the annual equity incentive awards granted in the first quarter of 2021.
Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $250.5 million for the three months ended June 30, 2022, compared to $170.1 million for the three months ended June 30, 2021. The increase of $80.4 million was primarily due to increases in spending to support the increased commercial sales of NURTEC ODT, including the launch of NURTEC ODT for the preventative treatment of migraine which was approved by the FDA in May of 2021. The increased spending included increases in marketing and advertising expenses, professional fees and non-cash share based compensation. Additionally, approximately $9.6 million of the increased SG&A expense related to fees incurred in connection with the Pfizer Merger, including increased legal and accounting costs. Less than half of the SG&A expense was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $23.6 million for the three months ended June 30, 2022, an increase of $7.3 million as compared to the same period in 2021. The increase in non-cash share-based compensation expense was primarily due to increases in headcount and the amortization of our annual equity incentive awards granted in the first quarter of 2022 which had an increased fair value per award than the annual equity incentive awards granted in the first quarter of 2021.
Other Expense, Net
Other expense, net was $152.2 million for the three months ended June 30, 2022, compared to net expense of $34.9 million for the three months ended June 30, 2021. The increase of $117.3 million in net expense was primarily due to the change in fair value of derivative liabilities, as well as increased interest expense as a result of additional borrowings under our debt facility (see Note 4 "Fair Value of Financial Assets and Liabilities" and Note 14 "Debt.")
Provision for Income Taxes
We recorded an income tax provision of $0.1 million for the three months ended June 30, 2022, compared to a provision for income taxes of $4.4 million for the three months ended June 30, 2021. The decrease in income tax expense of $4.3 million was primarily attributable to the timing of income subject to taxation for the Company's profitable operations in the United States.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following tables summarize our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
In thousands
Product revenue, net	$317,544	$136,756	$180,788
Collaboration and other revenue	216,387	—	216,387
Total revenues	533,931	136,756	397,175
Operating expenses:
Cost of sales	62,083	30,201	31,882
Research and development	337,579	184,539	153,040
Selling, general and administrative	477,698	329,580	148,118
Total operating expenses	877,360	544,320	333,040
Loss from operations	(343,429)	(407,564)	64,135
Other income (expense):
Interest expense	(34,330)	(15,567)	(18,763)
Interest expense on mandatorily redeemable preferred shares	(15,994)	(15,985)	(9)
Interest expense on liability related to sale of future royalties	(35,359)	(28,007)	(7,352)
Change in fair value of derivatives	(107,593)	(1,700)	(105,893)
Gain (loss) from equity method investment	—	5,261	(5,261)
Other	2,310	(4,751)	7,061
Total other expense, net	(190,966)	(60,749)	(130,217)
Loss before provision for income taxes	(534,395)	(468,313)	(66,082)
Provision for income taxes	24,387	8,174	16,213
Net loss	(558,782)	(476,487)	(82,295)
Net loss attributable to non-controlling interests	996	900	96
Deemed dividend upon repurchase of preferred shares in consolidated subsidiary	(92,673)	—	(92,673)
Net loss attributable to Biohaven Pharmaceutical Holding Company Ltd.	$(650,459)	$(475,587)	$(174,872)
Product revenue, net
We began recording product revenues in the first quarter of 2020 following the approval of NURTEC ODT by the FDA on February 27, 2020 and its subsequent commercial launch in the U.S. in March 2020. Net product revenue was $317.5 million for the six months ended June 30, 2022, compared to $136.8 million for the six months ended June 30, 2021. The increase of $180.8 million in net product revenues is primarily due to increased NURTEC ODT sales volume as well as an increase in average pills per prescription during the six months ended June 30, 2022 compared the six months ended June 30, 2021. The increase partially offset by additional rebate contracts and improved allowances from patient affordability support.

Collaboration and other revenue
Collaboration and other revenue was $216.4 million for the six months ended June 30, 2022. No collaboration and other revenue was recognized for the six months ended June 30, 2021. The collaboration and other revenue recognized during the six months ended June 30, 2022 was primarily due to $194.4 million recognized upon the satisfaction of our performance obligation for the delivery of the license and sublicense to commercialize Rimegepant outside of the U.S. as part of our Collaboration Agreement with Pfizer (see Note 13). In addition, in the second quarter of 2022 we recognized $20.0 million of variable consideration relating to our Collaboration Agreement with Pfizer.
Cost of Sales
Cost of sales was $62.1 million for the six months ended June 30, 2022, compared to $30.2 million for the six months ended June 30, 2021. Our cost of sales is related to royalties on net sales payable to BMS under a license agreement, manufacturing costs for NURTEC ODT, certain distribution costs and amortization of intangible assets related to milestone payments to BMS and Catalent. The increase of $31.9 million in cost of sales was primarily due to increased NURTEC ODT sales during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Research and Development Expenses

	Six Months Ended June 30,
	2022	2021	Change
In thousands
Direct research and development expenses by program:
BHV-7000	$119,515	$—	$119,515
Rimegepant	43,425	30,968	12,457
Troriluzole	26,642	29,682	(3,040)
Zavegepant	14,164	34,218	(20,054)
Verdiperstat	9,093	15,401	(6,308)
BHV-2000	7,006	—	7,006
TRPM3	6,154	—	6,154
Other programs	5,721	42	5,679
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	83,252	50,596	32,656
Preclinical research programs	11,325	15,188	(3,863)
Other	11,282	8,444	2,838
Total research and development expenses	$337,579	$184,539	$153,040
R&D expenses, including non-cash share-based compensation costs, were $337.6 million for the six months ended June 30, 2022, compared to $184.5 million for the six months ended June 30, 2021. The increase of $153.0 million was primarily due to an increase of $119.5 million in expense for BHV-7000, an increase of $12.5 million in program expenses for rimegepant, and an increase of $32.7 million in personnel costs related to increases in headcount. The $119.5 million increase in expense for BHV-7000 was primarily due to the Kv7 Platform Acquisition, which resulted in $93.7 million of expense recorded to R&D during the three months ended June 30, 2022, and a $25.0 million milestone payment accrued during the second quarter of 2022 which became payable in June 2022. These increases were partially offset by a decrease in program expense for zavegepant of $20.1 million, primarily due to the conclusion of a Phase 3 clinical trial for the acute treatment of migraines in December 2021 with positive topline results, and a decrease in program expense for Verdiperstat of $6.3 million. Non-cash share-based compensation expense was $50.6 million for the six months ended June 30, 2022, an increase of $21.2 million as compared to the same period in 2021. The increase in non-cash share-based compensation expense was primarily due to increases in headcount and our annual equity incentive awards granted in the first quarter of 2022 which had an increased fair value per award than the annual equity incentive awards granted in the first quarter of 2021.
Selling, General and Administrative Expenses
SG&A expenses, including non-cash share-based compensation costs, were $477.7 million for the six months ended June 30, 2022, compared to $329.6 million for the six months ended June 30, 2021. The increase of $148.1 million was primarily due to increases in spending to support the increased commercial sales of NURTEC ODT, including the launch of NURTEC ODT for the preventative treatment of migraine which was approved by the FDA in May of 2021. The increased spending included increases in marketing and advertising expenses, professional fees and non-cash share based compensation. Less than half of the

SG&A expense was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Additionally, approximately $9.6 million of the increased SG&A expense related to fees incurred in connection with the Pfizer Merger, including increased legal and accounting costs. Less than half of the SG&A expense was for commercial organization personnel costs, excluding non-cash share-based compensation expense. Non-cash share-based compensation expense was $71.5 million for the six months ended June 30, 2022, an increase of $26.5 million as compared to the same period in 2021. The increase in non-cash share-based compensation expense was primarily due to increases in headcount and our annual equity incentive awards granted in the first quarter of 2022 which had an increased fair value per award than the annual equity incentive awards granted in the first quarter of 2021.
Other Expense, Net
Other expense, net was a net expense of $191.0 million for the six months ended June 30, 2022, compared to net expense of $60.7 million for the six months ended June 30, 2021. The increase of 130.2 million in net expense was primarily due to the change in fair value of our derivative liabilities, as well as increased interest expense as a result of additional borrowings under our debt facility (see Note 4 "Fair Value of Financial Assets and Liabilities" and Note 14 "Debt.").
Provision for Income Taxes
We recorded a provision for income taxes of $24.4 million for the six months ended June 30, 2022, compared to a provision for income taxes of $8.2 million for the six months ended June 30, 2021. The increase in income tax expense of was primarily attributable the mandatory capitalization of R&D expenses effective January 1, 2022 under the Tax Cuts and Jobs Act, offset by an increased benefit to the Company's foreign derived intangible income deduction.
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
As of June 30, 2022, we had cash and cash equivalents of $235.8 million, excluding restricted cash of $0.8 million. Cash in excess of immediate requirements is invested in marketable securities with a view to liquidity and capital preservation. As of June 30, 2022, we had marketable securities of $317.7 million. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2022	2021	Change
In thousands
Net cash used in operating activities	$(157,680)	$(432,716)	$275,036
Net cash (used in) provided by investing activities	(187,301)	160,636	(347,937)
Net cash provided by financing activities	409,917	446,187	(36,270)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,722)	(189)	(2,533)
Net increase in cash, cash equivalents and restricted cash	$62,214	$173,918	$(111,704)
Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $157.7 million, a decrease of $275.0 million as compared to the six months ended June 30, 2021. The decrease in net cash used in operations was primarily due to $248.0 million in upfront consideration received from Pfizer at the closing of the Collaboration Agreement in January 2022 and an increase in cash receipts from an increase in net product revenue from sales of NURTEC ODT, partially offset by an increase in SG&A expenses due to increased costs to support the commercial growth of NURTEC ODT and an increase in R&D expenses to support our portfolio of late stage product candidates and preclinical assets.
Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $187.3 million, an increase of $347.9 million as compared to the six months ended June 30, 2021. The increase in net cash used in investing activities was primarily due the $93.7 million acquisition of the Kv7 platform of which $35.0 million was paid in cash and the remainder in

Biohaven common shares, an increase of $246.8 million in purchases of marketable securities, a decrease of $45.4 million in sales and maturities of marketable securities, and an increase of $20.0 million due to a payment for an intangible asset during the six months ended June 30, 2022. The $20.0 million payment for an intangible asset is a milestone payment to BMS related to the approval of Vydura (rimegepant) in the European Union.
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $409.9 million, a decrease of $36.3 million compared to the six months ended June 30, 2021.  The decrease in net cash provided by financing activities was primarily due to a decrease in proceeds from the issuance of common shares of $56.7 million and non-recurring cash proceeds of $100.0 million from RPI related to the 2020 RPI Funding Agreement during the six months ended June 30, 2022, partially offset by a $125.0 million increase in proceeds from issuance of long-term debt.
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
We are also entitled to tiered, escalating royalties from the upper teens to twenty percent of net sales of Licensed Products in the Territory. In general, Pfizer’s obligation to pay royalties continues on a product-by-product and country-by-country basis until the latest of ten years after the first commercial sale of such product in such country, the expiration of the patent rights covering such product in such country or the expiration of the period of exclusivity applicable to such product in such country. In addition to the upfront payments, contingent payments and royalties described above, Pfizer will also compensate us for a pro-rata share of certain of our sales-based milestone obligations owed to BMS under the BMS License, and related net sales royalties owed to BMS and RPI that result from Pfizer’s commercialization and sale, respectively, of the Licensed Products in the Territory. As of June 30, 2022, we have recognized $20.0 million of variable consideration related to the collaboration agreement with Pfizer. See Note 13, "Collaboration, License and Other Agreements" to the Condensed Consolidated Financial Statements included in this report for additional information regarding our Collaboration Agreement with Pfizer.
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
In December 2021, we entered into Amendment No. 4 (the "Fourth Amendment") to the financing agreement (as previously amended and as amended by the Fourth Amendment, the “Sixth Street Financing Agreement”), pursuant to which the parties agreed to, among other things, extend the Delayed Draw Term Loan Commitment Termination Date to June 30, 2022. In June 2022, we drew the remaining $125.0 million term loan available under the 2021 DDTL Commitment (the "DDTL-3").

2020 Loans
In August 2020, we borrowed the Initial Term Loan for total proceeds of $262.2 million, net of discounts and issuance costs. In August 2021, we borrowed the DDTL-2 for total proceeds of $123.8 million, net of discounts and issuance costs. The DDTL-2 was borrowed under the same financing terms as the Initial Term Loan. The Initial Term Loan and the DDTL-2 (collectively, the "August 2020 Loans") become due and payable in August 2025. The August 2020 Loans accrue interest at a variable rate, with interest paid on a quarterly basis. The interest rate on the August 2020 Loans as of June 30, 2022 was 11.25%. We have the option to pay-in-kind up to 4.0% interest per annum for the first two years and have elected to pay-in-kind the maximum amount for all interest payments as of June 30, 2022. The proceeds from the August 2020 Loans are being used for general corporate purposes.
2021 Loans
In September 2021, we borrowed the 2021 Term Loan for total proceeds of $119.7 million, the DDTL-1 for total proceeds of $97.8 million, and in June 2022, the DDTL-3 for total proceeds of $123.3 million (collectively, the September 2021 Loans"), net of discounts and issuance costs. The September 2021 Loans become due and payable in September 2026. The September 2021 Loans accrue interest at a variable rate, with interest paid on a quarterly basis. The interest rate on the September 2021 Loans as of June 30, 2022 was 10.50%. We have the option to pay-in-kind up to 4.0% interest per annum for the first two years that the loans are outstanding. The proceeds from the September 2021 Loans are being used for general corporate purposes.
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
As of June 30, 2022, we have issued and sold 939,328 common shares for net proceeds of approximately $78.7 million all in the first quarter of 2021 under the Equity Distribution Agreement.
Series B Preferred Shares Forward Contracts
In August 2020, we entered into the Series B preferred share agreement, whereby RPI will invest in the Company through the purchase of up to 3,992 Series
B preferred shares at a price of $50,100 per share for aggregate proceeds of approximately $200.0 million (the "RPI Series B Preferred Share Agreement"). The shares will be issued in quarterly increments from March 31, 2021 to December 31, 2024. We are required to redeem the Series B Preferred Shares for 1.77 times the original purchase price, payable beginning March 31, 2025 in equal quarterly installments through December 31, 2030. The gross proceeds from the transaction with RPI will be used for the clinical development of zavegepant and other general corporate purposes
As of June 30, 2022, we have issued 1,988 Series B preferred shares to RPI for proceeds of $99.6 million.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we:
•continue and expand our commercial activities related to NURTEC ODT for the acute and preventive treatment of migraine;
•advance and expand the clinical development in our CGRP receptor antagonism, glutamate modulation, MPO inhibition, Kv7, and Myostatin inhibition programs;
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
•incur additional legal, accounting and other expenses in operating as a public company; and
•incur expenses related to the proposed spin-off and Pfizer Merger.
As of August 5, 2022, the issuance date of our condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities as of June 30, 2022, our future operating cash flows from sales of NURTEC ODT, Series B Preferred Shares receipts, and product sales and other proceeds from our Pfizer Collaboration will be sufficient to fund our current forecast for operating expenses, including commercialization of NURTEC ODT, financial commitments and other cash requirements for more than one year. We may need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
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
•the costs of manufacturing commercial-grade product and necessary inventory to support product sales;
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
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 15, "Commitments and Contingencies" to our Condensed Consolidated Financial Statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for further discussion of commitments and contingencies.
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
Valuation of Derivative Liabilities
The fair value of our derivative liabilities are determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. We utilized the with-and-without valuation method to determine the fair value of our derivative liabilities. As inputs into the valuations, we assessed a change of control as highly probable by early 2023, and considered the amount and timing of the payments with and without a change of control and risk-

Form 10-Q Table of Contents
adjusted discount rates ranging from low single-digits to mid-twenties. In accordance with ASC 815, Derivatives and Hedging, the fair value of the derivatives are recorded on the condensed consolidated balance sheets as derivative liabilities with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. If factors change and different assumptions are used, the fair value of the derivative liabilities and related gains or losses could be materially different in the future.
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
Interest Rate Risk
As of June 30, 2022, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(1.8) million and $1.8 million, respectively.
In August 2020, we became subject to market risk in connection with borrowings under the Sixth Street Financing Agreement. The August 2020 Term Loans borrowed under the agreement accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 9.00%. The September 2021 Term Loans borrowed under the agreement accrue interest at the LIBOR Rate, subject to a floor of 1.00%, plus 8.25%. Considering the total outstanding principal balance for all the loans drawn under the Sixth Street Financing Agreement of approximately $783.0 million at June 30, 2022, a 1.00% change in the LIBOR Rate would result in an impact to loss before income taxes of approximately $7.8 million per year.
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
We are also subject to credit risk from our accounts receivable related to our product sales. Our trade accounts receivable primarily consists of amounts due from pharmacy wholesalers in the U.S. (collectively, our "Customers") related to sales of NURTEC ODT and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts and other adjustments. We monitor the financial performance and creditworthiness of our Customers so that we can properly assess and respond to changes in their credit profile. Our reserves against trade accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not significant as of June 30, 2022, and we do not expect any such delays in collections to have a material impact on our financial condition or results of operations.
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

Form 10-Q Table of Contents
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
Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022.
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
The consummation of the Pfizer Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Pfizer Merger may not be completed.
The Pfizer Merger is subject to certain customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding common shares and Series A preferred shares entitled to vote on such matters at the Company’s shareholders meeting and who are present at the shareholders meeting, in person or by proxy; (ii) the expiration, termination or receipt of any approval or clearances applicable to the consummation of the Merger under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain additional clearances or approvals of certain other governmental bodies applicable to the Merger; (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger; (iv)
effectiveness of the registration statement to be filed with respect to registration of the common shares of New Biohaven; (v) completion of the spin-off; (vi) the absence of certain legal proceedings by governmental authorities imposing certain limitations on Pfizer’s ownership or operation of the Company; (vii) subject to certain qualifications, the accuracy of representations and warranties of the Company, Pfizer and Merger Sub, as applicable, under the Merger Agreement and the performance in all material respects by the Company, Pfizer and Merger Sub, as applicable, of their obligations under the Merger Agreement; and (viii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement).
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
There can be no assurance that the conditions to the closing of the Pfizer Merger will be satisfied or waived or that the Pfizer Merger will be completed. If the Pfizer Merger is not completed within the expected timeframe or at all, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) upon termination of the Merger Agreement under specified circumstances, the Company is required to pay Pfizer a termination fee of $450 million; (ii) the Company will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Pfizer Merger closes; (iii) under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to the closing of the Pfizer Merger, which may adversely affect its ability to execute certain of its business strategies; and (iv) the proposed Pfizer Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company as an independent company.
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
In connection with the pending Pfizer Merger, some customers, vendors or other third parties of the Company may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with the Company, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company, regardless of whether the Pfizer Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Pfizer Merger, the Company may be unable (without the other party’s prior written consent), during the pendency of the Pfizer Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause the Company to forego certain opportunities it might otherwise pursue. In addition, the pendency of the Pfizer Merger may make it more difficult for the Company to effectively retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management.
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
The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire the Company.
The Merger Agreement prohibits the Company from initiating, soliciting, knowingly encouraging or knowingly facilitating any competing acquisition proposals, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights for the Company and Pfizer. Upon termination of the Merger Agreement in accordance with its terms, under certain circumstances, the Company will be required to pay Pfizer a termination fee in an amount equal to $450 million, including, if the Merger Agreement is terminated due to (i) the Company accepting a Superior Proposal (as defined in the Merger Agreement) or (ii) the Company Board changing its recommendation that shareholders vote to approve the Merger Agreement. The termination fee will also be payable by the Company if the Merger Agreement is terminated under certain circumstances and prior to such termination, a proposal to acquire more than 50% of the Company's stock or assets is made or publicly announced and not publicly withdrawn and the Company enters into a definitive agreement for, or completes, any transaction involving the acquisition of more than 50% of its stock or assets within twelve months of such termination. The termination fees and restrictions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company’s stockholders than Pfizer has offered in the Pfizer Merger.
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

Form 10-Q Table of Contents
uncertainties may impair the Company’s ability to retain, recruit or motivate key management and technical, manufacturing, and other personnel.
If the Pfizer Merger is not consummated by May 9, 2023, either the Company or Pfizer may terminate the Merger Agreement, subject to certain exceptions.
Either the Company or Pfizer may terminate the Pfizer Merger Agreement if the Merger has not been by May 9, 2023. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the proximate cause of the failure to consummate the Pfizer Merger on time. In the event the Merger Agreement is terminated by either party due to the failure of the Pfizer Merger to close by May 9, 2023, the Company will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Pfizer Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Form 10-Q Table of Contents
Item 6. Exhibits

Exhibit No.	Description
2.1
Membership Interest Purchase Agreement, dated as of February 24, 2022, by and among Biohaven Therapeutics LTD., Knopp Biosciences LLC, Channel Biosciences, LLC and Biohaven Pharmaceutical Holding Company Ltd., solely for the purpose of Section 9.14 (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38080) filed with the Securities and Exchange Commission on May 10, 2022).

2.2
Agreement and Plan of Merger, dated as of May 9, 2022, by and among Pfizer Inc., Bulldog (BVI) Ltd. and Biohaven Pharmaceutical Holding Company Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-38030) filed with the SEC on May 11, 2022).

2.3
Separation and Distribution Agreement, dated as of May 9, 2022, by and between Biohaven Pharmaceutical Holding Company Ltd. and Biohaven Research Ltd. (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K. (File No. 001-38030) filed with the SEC on May 11, 2022)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101	The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
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
Dated: August 5, 2022
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)